Form 10-Q
period 1995-03-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 1995-05-04
CIK 740371

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the Quarter Ended          March 31, 1995
                              ---------------

Commission file number            0-13523
                              ---------------

                CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
- ------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)


           Maryland                                      52-1328767
- ----------------------------------           ----------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)               No.)


11200 Rockville Pike, Rockville, Maryland             20852
- -----------------------------------------    ---------------------------------
(Address of principal executive officer)            (Zip Code)


                              (301) 468-9200
- ------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]   No  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                          Outstanding at March 31, 1995
- --------------------------    -----------------------------------------------
     (Not applicable)                         (Not applicable)

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995


                                                            Page

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1995 and
            December 31, 1994 . . . . . . . . . . . . .         1

          Consolidated Statements of Operations - for the
            three months ended March 31, 1995 and 1994          2

          Consolidated Statements of Cash Flows - for the
            three months ended March 31, 1995 and 1994          3

          Notes to Consolidated Financial Statements  .         4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . .         9

PART II.  Other Information

Item 3.   Defaults upon Senior Securities . . . . . . .        12

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        13

Signature   . . . . . . . . . . . . . . . . . . . . . .        14

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                March 31,     December 31,
                                                  1995           1994
                                              ------------    ------------
                                               (Unaudited)
Investments in and advances to
  partnerships                                $  35,495,801   $  35,666,562
Investment in partnership held for sale                  --       1,872,088
Cash and cash equivalents                         6,984,306       5,435,555
Restricted cash or cash equivalents                 114,200         114,200
Acquisition fees, principally paid to
  related parties, net of accumulated
  amortization of $352,960 and $344,501,
  respectively                                    1,000,513       1,008,972
Property purchase costs, net of accu-
  mulated amortization of $340,140 and
   $332,102, respectively                           945,944         953,982
Other assets                                         29,541          10,005
                                              -------------   -------------

      Total assets                            $  44,570,305   $  45,061,364
                                              =============   =============


                        LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships,
  net of unamortized discount on
  purchase money notes of $25,803,687
  and $31,401,005, respectively               $  24,864,464   $  24,890,860
Accrued interest payable                         76,147,359      76,148,263
Distributions payable                               745,290              --
Accounts payable and accrued expenses                81,064          92,383
                                              -------------   -------------
      Total liabilities                         101,838,177     101,131,506
                                              -------------   -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                  2,000           2,000
    Limited Partners                             73,501,500      73,501,500
                                              -------------   -------------
                                                 73,503,500      73,503,500
  Less:
    Accumulated distributions to

                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

      partners                                   (3,452,583)    (2,707,293)
    Offering costs                               (7,562,894)    (7,562,894)
    Accumulated loss                           (119,755,895)  (119,303,455)
                                              -------------   -------------
      Total partners' deficit                   (57,267,872)   (56,070,142)
                                              -------------   -------------

      Total liabilities and partners'
        deficit                               $  44,570,305   $  45,061,364
                                              =============   =============











































                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                             For the three months ended
                                                      March 31,
                                             ----------------------------
                                                 1995            1994
                                             -------------   ------------
Share of income (loss) from partnerships     $     225,735   $    (61,868)
                                             -------------   ------------
Other revenue and expenses:

 Revenue:
    Interest and other income                      107,985          99,506
                                             -------------   -------------
 Expenses:
    Interest                                     3,662,918       2,899,611
    Management fee                                  93,750          93,750
    General and administrative                      42,319          43,003
    Professional fees                               25,657          33,158
    Amortization                                    16,692          18,302
                                             -------------   -------------
                                                 3,841,336       3,087,824
                                             -------------   -------------

       Total other revenue and expenses         (3,733,351)     (2,988,318)
                                             -------------   -------------

Loss before gain on disposition of
  investment in partnership                     (3,507,616)     (3,050,186)

Gain on disposition of investment in
  partnership                                    3,055,176              --
                                             -------------   -------------

Net loss                                          (452,440)     (3,050,186)

Accumulated losses, beginning of period       (119,303,455)   (104,314,483)
                                             -------------   -------------

Accumulated losses, end of period            $(119,755,895)  $(107,364,669)
                                             =============   =============

Loss allocated to General Partners (1.51%)   $      (6,832)  $     (46,058)
                                             =============   =============

Loss allocated to Initial and
  Special Limited Partners (1.49%)           $      (6,741)  $     (45,448)

                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                                             =============   =============

Loss allocated to Additional Limited
  Partners (97%)                             $    (438,867)  $  (2,958,680)
                                             =============   =============

Loss per unit of Additional
  Limited Partnership Interest based on
    73,500 units outstanding                 $       (5.97)  $      (40.25)
                                             =============   =============











































                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                               For the three months ended
                                                        March 31,
                                             -----------------------------
                                                 1995            1994
                                             ------------    ------------
Cash flows from operating activities:
  Net loss                                   $   (452,440)   $ (3,050,186)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Share of (income) loss from
      partnerships                               (225,735)         61,868
    Decrease (increase) in accrued interest
      receivable on advances to
        partnerships                               65,325         (12,141)
    Amortization of deferred costs                 16,692          18,302
    Amortization of discount of purchase
      money notes                                 924,053         459,124
    Gain on disposition of investment in
      partnership                              (3,055,176)             --
    Payment of purchase money note interest      (222,967)       (246,046)

    Changes in assets and liabilities:
      Increase in other assets                    (19,536)         (2,543)
      Increase in accrued interest payable      2,749,892       2,440,487
      Decrease in accounts payable and
        accrued expenses                          (11,319)        (26,628)
                                             ------------    ------------
         Net cash used in operating
           activities                            (231,211)       (357,763)
                                             ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from
    partnerships                                  331,171         342,325
  Net proceeds from disposition of
    investment in partnership                   1,495,721              --
                                             ------------    ------------

         Net cash provided by investing
           activities                           1,826,892         342,325
                                             ------------    ------------

Cash used in financing activities:
  Payment of purchase money note principal        (46,930)             --
                                             ------------    ------------

                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

Net increase (decrease) in cash and cash
  equivalents                                   1,548,751         (15,438)

Cash and cash equivalents, beginning of
  period                                        5,435,555       5,318,282
                                             ------------    ------------

Cash and cash equivalents, end of period     $  6,984,306    $  5,302,844
                                             ============    ============












































                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements of Capital Realty Investors-IV Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's consolidated financial position as of March 31, 1995 and December 31, 1994 and the consolidated results of its operations for the three months ended March 31, 1995 and 1994 and its consolidated cash flows for the three months ended March 31, 1995 and 1994.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Managing General Partner believes that the disclosures presented are adequate to make the information not mis-leading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994.

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     As of March 31, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $50,668,151 (exclusive of unamortized discount on purchase money notes of $25,803,687) plus accrued interest of $76,147,359, are payable upon the earlier of (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $3,491,850 matured in 1994 but have not been paid, as discussed below. The remaining purchase money notes mature from 1997 to 2000. The purchase money note relating to Southgate Apartments Company (Southgate) totalling $2,767,000 was retired on January 31, 1995 as a result of the sale of the related property, as discussed below. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying-out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the proceeds to pay-off or buy-down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 1995 and 1994 was $3,662,918 and $2,899,611, respectively. Amortization of the imputed interest on purchase money notes increased interest expense by $924,053 and $459,124 during the three months ended March 31, 1995 and 1994, respectively.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     On May 11, 1992, Southgate Apartments Company filed a plan of action under Title II of the Emergency Low Income Housing Preservation Act of 1987 to sell the real estate to a non-profit entity. The sale was completed on January 31, 1995. The sale price of the property of approximately $9.3 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain and a net tax gain in 1995 of $3,055,176 and $6,982,026, respectively. Additionally, the General Partner and/or its affiliates received net fees for services of $186,512 on February 2, 1995. The Partnership distributed $745,290 (or $10.14 per Additional Limited Partner unit)on April 28, 1995 to the Additional Limited Partners as return of capital on a Generally Accepted Accounting Principles basis. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the repayment, prepayment or purchase of purchase money notes of other Local Partnerships, as discussed above.

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid.
The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of May 4, 1995, principal and accrued interest totalling $1,370,000 and $3,239,655, respectively, were due. In addition, the Partnership defaulted on its purchase money note relating to Village Apartments North on September 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,180,000 and $1,450,907, respectively. As of May 4, 1995, principal and accrued interest of $1,180,000 and $1,548,947, respectively, were due. In June 1994, an offer was made to extend the maturity dates of these notes to coincide with the future sale of the properties under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) program or refinancing of the first mortgages. As of April 24, 1995, discussions with the noteholders were ongoing. There is no assurance, however, that the offer to extend the maturity dates will be accepted. The Partnership defaulted on its purchase money note relating to Clearfield Hills I on October 30, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $941,850 and $892,717, respectively. As of May 4, 1995, principal and accrued interest totalling $941,850 and $938,283, respectively, were due. In June 1994, an offer was made to pay $100,000 in accrued interest and extend the maturity date to September 30, 1996 to coincide with the potential completion of LIHPRHA processing. As of April 24, 1995, discussions with the noteholders were ongoing. There is no assurance that the offer to extend the maturity date will be accepted. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnerships, the Partnership intends to vigorously defend any action by the noteholders. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are non-recourse and collateralized solely by the Partnership's interest in the Local Partnerships. Therefore, should the investment in Holiday Village Apartments, Village Apartments North and Clearfield Hills I not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the non-recourse indebtedness exceeds the carrying amount of the investment in and advances to the Local

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership.

     In 1989, Second Lakewood (Walden Apartments) was experiencing rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the marketability and income of the property. The loan bears interest at 11% and is to be repaid over a five-year period from the property's cash flow. As of March 31, 1995 and December 31, 1994, $564,355 and $486,888,
respectively, had been repaid, comprised of $308,500 and $308,500 principal, respectively, and $255,855 and $178,388 interest, respectively. Accrued interest on the loan was $2,485 and $67,811 as of March 31, 1995 and December 31, 1994, respectively.

     The letter of credit related to the tax-exempt bonds on Lakes of Northdale expires in June 1995. The Managing General Partner of Lakes of Northdale is currently investigating the possibility of refunding the existing tax-exempt bonds with the Florida Housing Finance Agency. There is no assurance that Lakes of Northdale will obtain the necessary financing to refund the bonds. If new financing is not obtained by June 1995, the bondholders could begin foreclosure proceedings on the Local Partnership's property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the purchase money notes related to Lakes of Northdale are non-recourse and collateralized solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Lakes of Northdale not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the non-recourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Many of the rental properties owned by the Local Partnerships have mortgages which were federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the LIHPRHA program. This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low- to moderate-income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of April 24, 1995, members of Congress are recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to redesigning the program. Substantial doubt exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program, or whether the program will continue at all.

     Many of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the Housing and Urban Development (HUD) Section 8 program. The level of funding for the Section 8 program, and HUD insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

competitive with rents for comparable units in the rental properties' market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

     The following are combined statements of operations for the Local Partnerships in which the Partnership has invested. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 For the three months ended
                                         March 31,
                              ---------------------------------
                                  1995                 1994
                              ------------         ------------
Revenue:
  Rental revenue              $  9,863,573         $  9,834,133
  Other                            501,520              450,431
                              ------------         ------------
                                10,365,093           10,284,564
                              ------------         ------------
Expenses:
  Operating                      6,289,673            6,367,296
  Interest                       2,173,033            2,324,315
  Depreciation and
    amortization                 2,048,523            2,057,860
                              ------------         ------------

                                10,511,229           10,749,471
                              ------------         ------------
Net loss                      $   (146,136)        $   (464,907)
                              ============         ============



     As of March 31, 1995 and December 31, 1994, the Partnership's share of cumulative losses to date for twelve and eleven, respectively, of the forty-three and forty-four Local Partnerships, respectively, exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $13,984,922 and $13,617,817, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   RELATED PARTY TRANSACTIONS - Continued

in managing the Partnership and to pay an annual incentive management fee (Management Fee), after all other expenses of the Partnership are paid. The Partnership paid $24,676 and $25,193 for the three months ended March 31, 1995 and 1994, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Additionally, the Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three months periods ended March 31, 1995 and 1994.

     From April 1990 to January 1994, CRICO Management Corporation (CRICO), an affiliate of the Managing General Partner, provided consulting, accounting and other services to Walden Apartments. Fees paid or accrued to CRICO for these services amounted to $8,217 for the month ended January 31, 1994. On February 1, 1994, CRICO contributed its consulting contracts and personnel to CAPREIT Residential Corporation (CAPREIT). CAPREIT was formed by CRI but is not currently owned or controlled by CRI and/or its affiliates. On April 12, 1995, HUD approved CAPREIT as the new management agent.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------


                          Financial Condition/Liquidity
                          ----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $6,984,306 and $5,435,555 as of March 31, 1995 and December 31, 1994, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of March 31, 1995, $114,200 of cash equivalents are restricted for (1) the purpose of collateralizing a letter of credit for a certain Local Partnership and (2) future interest payments on one of the purchase money notes. As of April 24, 1995, there are no material commitments for capital expenditures.

     As of March 31, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $50,668,151 (exclusive of unamortized discount on purchase money notes of $25,803,687) plus accrued interest of $76,147,359, are payable upon the earlier of (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $3,491,850 matured in 1994 but have not been paid, as discussed below. The remaining purchase money notes mature from 1997 to 2000. The purchase money note relating to Southgate Apartments Company (Southgate) totalling $2,767,000 was retired on January 31, 1995 as a result of the sale of the related property, as discussed below. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying-out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the proceeds to pay-off or buy-down certain purchase money note obligations.

     On May 11, 1992, Southgate Apartments Company filed a plan of action under Title II of the Emergency Low Income Housing Preservation Act of 1987 to sell the real estate to a non-profit entity. The sale was completed on January 31, 1995. The sale price of the property of approximately $9.3 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain and a net tax gain in 1995 of $3,055,176 and $6,982,026, respectively. Additionally, the General Partner and/or its affiliates received net fees for services of $186,512 on February 2, 1995. The Partnership distributed $745,290 (or $10.14 per Additional Limited Partner unit)on April 28, 1995 to the Additional Limited Partners as return of capital on a Generally Accepted Accounting Principles basis. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the repayment, prepayment or purchase of purchase money notes of other Local Partnerships, as discussed above.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid.
The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of May 4, 1995, principal and accrued interest totalling $1,370,000 and $3,239,655, respectively, were due. In addition, the Partnership defaulted on its purchase money note relating to Village Apartments North on September 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,180,000 and $1,450,907, respectively. As of May 4, 1995, principal and accrued interest of $1,180,000 and $1,548,947, respectively, were due. In June 1994, an offer was made to extend the maturity dates of these notes to coincide with the future sale of the properties under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) program or refinancing of the first mortgages. As of April 24, 1995, discussions with the noteholders were ongoing. There is no assurance, however, that the offer to extend the maturity dates will be accepted. The Partnership defaulted on its purchase money note relating to Clearfield Hills I on October 30, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $941,850 and $892,717, respectively. As of May 4, 1995, principal and accrued interest totalling $941,850 and $938,283, respectively, were due. In June 1994, an offer was made to pay $100,000 in accrued interest and extend the maturity date to September 30, 1996 to coincide with the potential completion of LIHPRHA processing. As of April 24, 1995, discussions with the noteholders were ongoing. There is no assurance that the offer to extend the maturity date will be accepted. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnerships, the Partnership intends to vigorously defend any action by the noteholders. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are non-recourse and collateralized solely by the Partnership's interest in the Local Partnerships. Therefore, should the investment in Holiday Village Apartments, Village Apartments North and Clearfield Hills I not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the non-recourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 1995, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased for the three months ended March 31, 1995 primarily due to the net proceeds from the sale of Southgate, as discussed above.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended March 31, 1995 decreased from the corresponding period in 1994 primarily due to the gain on disposition of the Southgate property, as discussed above. Contributing to the decrease in net loss was an increase in share of income from Local Partnerships principally due to increased rental and other income at three properties resulting from higher rental subsidies and increased occupancy. Partially

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

offsetting the decrease in the Partnership's net loss was an increase in interest expense as a result of the amortization of imputed interest.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three months ended March 31, 1995 did not include losses of $367,105 compared to excluded losses of $396,387 for the three months ended March 31, 1994.

     In 1989, Second Lakewood (Walden Apartments) was experiencing rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the marketability and income of the property. The loan bears interest at 11% and is to be repaid over a five-year period from the property's cash flow. As of March 31, 1995 and December 31, 1994, $564,355 and $486,888,
respectively, had been repaid, comprised of $308,500 and $308,500 principal, respectively, and $255,855 and $178,388 interest, respectively. Accrued interest on the loan was $2,485 and $67,811 as of March 31, 1995 and December 31, 1994, respectively.

     The letter of credit related to the tax-exempt bonds on Lakes of Northdale expires in June 1995. The Managing General Partner of Lakes of Northdale is currently investigating the possibility of refunding the existing tax-exempt bonds with the Florida Housing Finance Agency. There is no assurance that Lakes of Northdale will obtain the necessary financing to refund the bonds. If new financing is not obtained by June 1995, the bondholders could begin foreclosure proceedings on the Local Partnership's property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the purchase money notes related to Lakes of Northdale are non-recourse and collateralized solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Lakes of Northdale not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the non-recourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Many of the rental properties owned by the Local Partnerships have mortgages which were federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the LIHPRHA program. This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low- to moderate-income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of April 24, 1995, members of Congress are recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to redesigning the program. Substantial doubt exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program, or whether the program will continue at all.

     Many of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

Housing and Urban Development (HUD) Section 8 program. The level of funding for the Section 8 program, and HUD insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

     No other significant changes in the Partnership's operations have taken place during this period.


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid.
The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of May 4, 1995, principal and accrued interest totalling $1,370,000 and $3,239,655, respectively, were due. In addition, the Partnership defaulted on its purchase money note relating to Village Apartments North on September 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,180,000 and $1,450,907, respectively. As of May 4, 1995, principal and accrued interest of $1,180,000 and $1,548,947, respectively, were due. In June 1994, an offer was made to extend the maturity dates of these notes to coincide with the future sale of the properties under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) program or refinancing of the first mortgages. As of April 24, 1995, discussions with the noteholders were ongoing. There is no assurance, however, that the offer to extend the maturity dates will be accepted. The Partnership defaulted on its purchase money note relating to Clearfield Hills I on October 30, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $941,850 and $892,717, respectively. As of May 4, 1995, principal and accrued interest totalling $941,850 and $938,283, respectively, were due. In June 1994, an offer was made to pay $100,000 in accrued interest and extend the maturity date to September 30, 1996 to coincide with the potential completion of LIHPRHA processing. As of April 24, 1995, discussions with the noteholders were ongoing. There is no assurance that the offer to extend the maturity date will be accepted. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnerships, the Partnership intends to vigorously defend any action by the noteholders. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are non-recourse and collateralized solely by the Partnership's interest in the Local Partnerships. Therefore, should the investment in Holiday Village Apartments, Village Apartments North and Clearfield Hills I not produce sufficient value to satisfy the related purchase money notes, the Partnership's

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

exposure to loss is limited since the amount of the non-recourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1995.

     All other items are not applicable.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CAPITAL REALTY INVESTORS-IV
                                        LIMITED PARTNERSHIP
                                            (Registrant)

                              By:  C.R.I., Inc.
                                   Managing General Partner


May 4, 1995                        /s/ Richard J. Palmer
- --------------------               ------------------------------
Date                               Richard J. Palmer
                                   Senior Vice President/Finance

                                   Signing on behalf of the Registrant and as Principal Accounting Officer