Form 10-Q
period 1995-06-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 1995-07-20
CIK 740371

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    June 30, 1995
                         -------------


Commission file number      0-13523
                         -------------


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
- --------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)




           Maryland                                     52-1328767
- -----------------------------------------         --------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
- -----------------------------------------         --------------------
(Address of principal executive officer)                (Zip Code)



                                 (301) 468-9200
- -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                            Outstanding at June 30, 1995
- ----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1995


                                                                 Page

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1995 and
            December 31, 1994 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations - for the
            three and six months ended June 30, 1995 and 1994        3

          Consolidated Statements of Cash Flows - for the
            six months ended June 30, 1995 and 1994 . . . . .        6

          Notes to Consolidated Financial Statements  . . . .        8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       14

PART II.  Other Information

Item 3.   Defaults upon Senior Securities . . . . . . . . . .       17

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       18

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       19

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                              June 30,      December 31,
                                                1995           1994
                                            ------------    ------------
                                             (Unaudited)
Investments in and advances to
  partnerships                              $  35,317,207   $  35,666,562
Investment in partnership held for sale                --       1,872,088
Cash and cash equivalents                       6,375,960       5,435,555
Restricted cash or cash equivalents               114,200         114,200
Acquisition fees, principally paid to
  related parties, net of accumulated
  amortization of $361,419 and $344,501,
  respectively                                    992,054       1,008,972
Property purchase costs, net of accu-
  mulated amortization of $348,178 and
  $332,102, respectively                          937,906         953,982
Other assets                                       30,025          10,005
                                            -------------   -------------

      Total assets                          $  43,767,352   $  45,061,364
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                     CONSOLIDATED BALANCE SHEETS - Continued

                        LIABILITIES AND PARTNERS' DEFICIT



                                              June 30,       December 31,
                                                1995            1994
                                            -------------   -------------
                                             (Unaudited)
Due on investments in partnerships,
  net of unamortized discount on
  purchase money notes of $24,901,242
  and $31,401,005, respectively             $  25,766,909   $  24,890,860
Accrued interest payable                       78,822,896      76,148,263
Accounts payable and accrued expenses             110,724          92,383
                                            -------------   -------------
      Total liabilities                       104,700,529     101,131,506
                                            -------------   -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                2,000           2,000
    Limited Partners                           73,501,500      73,501,500
                                            -------------   -------------
                                               73,503,500      73,503,500
  Less:
    Accumulated distributions to
      partners                                 (3,452,583)     (2,707,293)
    Offering costs                             (7,562,894)     (7,562,894)
    Accumulated loss                         (123,421,200)   (119,303,455)
                                            -------------   -------------
      Total partners' deficit                 (60,933,177)    (56,070,142)
                                            -------------   -------------

      Total liabilities and partners'
        deficit                             $  43,767,352   $  45,061,364
                                            =============   =============









                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                  For the three months ended   For the six months ended
                           June 30,                    June 30,
                  --------------------------  --------------------------
                      1995          1994          1995          1994
                  ------------  ------------  ------------  ------------
Share of income
 (loss) from
 partnerships     $     46,773  $    (78,273) $    272,508  $   (140,141)
                  ------------  ------------  ------------  ------------

Other revenue and
  expenses:

 Revenue:
    Interest and
    other income       111,312        68,057       219,297       167,563
                  ------------  ------------  ------------  ------------

 Expenses:
    Interest         3,634,938     2,899,610     7,297,856     5,799,221
    Management
      fee               93,750        93,750       187,500       187,500
    General and
      admini-
      strative          52,078        49,969        94,397        92,972
    Professional
      fees              26,127        40,218        51,784        73,376
    Amortization        16,497        17,085        33,189        35,387
                  ------------  ------------  ------------  ------------
                     3,823,390     3,100,632     7,664,726     6,188,456
                  ------------  ------------  ------------  ------------
       Total other
         revenue and
         expenses  (3,712,078)    (3,032,575)   (7,445,429)   (6,020,893)
                  ------------  ------------  ------------  ------------

Loss before gain on
  disposition of
  investment in
  partnership      (3,665,305)    (3,110,848)   (7,172,921)   (6,161,034)





                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                   (Unaudited)


              For the three months ended     For the six months ended
              --------------------------    ---------------------------
                       June 30,                      June 30,
                  1995           1994           1995          1994
              -------------  ------------   ------------  -------------
Gain on dis-
  position of
  investment
  in part-
  nership     $          --  $          --  $   3,055,176 $          --
              -------------  -------------  ------------- -------------

Net loss         (3,665,305)    (3,110,848)    (4,117,745)   (6,161,034)

Accumulated
  losses,
  beginning of
  period       (119,755,895)  (107,364,669)  (119,303,455) (104,314,483)
              -------------  ------------   ------------- -------------

Accumulated
  losses, end
  of period   $(123,421,200) $(110,475,517) $(123,421,200)$(110,475,517)
              =============  =============  ============= =============

Loss allocated to
  General Partners
  (1.51%)     $     (55,346) $     (46,974) $     (62,178)$     (93,032)
              =============  =============  ============= =============

Loss allocated to
  Initial and
  Special Limited
  Partners
  (1.49%)     $     (54,613) $     (46,352) $     (61,354)$     (91,799)
              =============  =============  ============= =============
Loss allocated to
  Additional
  Limited Partners
  (97%)       $  (3,555,346) $  (3,017,522) $  (3,994,213)$  (5,976,203)
              =============  =============  ============= =============




                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                   (Unaudited)

               For the three months ended    For the six months ended
                         June 30,                     June 30,
              ----------------------------  ---------------------------
                  1995           1994           1995          1994
              -------------  -------------  ------------- -------------
Loss per unit of
  Additional Limited
  Partnership
  Interest based on
  73,500 units
  outstanding $      (48.37) $      (41.05) $      (54.34)$      (81.31)
              =============  =============  ============= =============


































                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                              For the six months ended
                                                       June 30,
                                            ---------------------------
                                                1995            1994
                                            ------------    ------------
Cash flows from operating activities:
  Net loss                                  $ (4,117,745)   $ (6,161,034)

  Adjustments to reconcile net loss to
    net cash used in operating
      activities:
    Share of (income) loss from
      partnerships                              (272,508)        140,141
    Decrease (increase) in accrued
      interest receivable on advances
      to partnerships                             53,185         (24,282)
    Amortization of deferred costs                33,189          35,387
    Amortization of discount on
      purchase money notes                     1,826,498         918,247
    Gain on disposition of investment
      in partnership                          (3,055,176)             --
    Payment of purchase money note
      interest                                  (279,924)       (288,966)

    Changes in assets and liabilities:
      Increase in other assets                   (20,020)         (5,118)
      Increase in accrued interest
        payable                                5,482,386       4,880,974
      Increase (decrease) in accounts
        payable and accrued expenses              18,341          (9,851)
                                            ------------    ------------
         Net cash used in operating
           activities                           (331,774)       (514,502)
                                            ------------    ------------
Cash flows from investing activities:
  Receipt of distributions from
    partnerships                                 568,678         550,247
  Repayments from partnerships                        --          61,756
  Net proceeds from disposition of
    investment in partnership                  1,495,721              --
                                            ------------    ------------





                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                   (Unaudited)

                                             For the six months ended
                                                       June 30,
                                            ---------------------------
                                                1995            1994
                                            ------------    ------------
         Net cash provided by investing
           activities                       $  2,064,399    $    612,003
                                            ------------    ------------

Cash flows from financing activities:
  Distribution paid to Additional Limited
  Partners                                      (745,290)             --
  Payment of purchase money note
    principal                                    (46,930)             --
                                            ------------    ------------
  Net cash used in financing activities         (792,220)             --
                                            ------------    ------------

Net increase in cash and cash equivalents        940,405          97,501

Cash and cash equivalents, beginning
  of period                                    5,435,555       5,318,282
                                            ------------    ------------

Cash and cash equivalents, end of
  period                                    $  6,375,960    $  5,415,783
                                            ============    ============



















                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements of Capital Realty Investors-IV Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's consolidated financial position as of June 30, 1995 and December 31, 1994 and the consolidated results of its operations for the three and six months ended June 30, 1995 and 1994 and its consolidated cash flows for the six months ended June 30, 1995 and 1994.

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

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     As of June 30, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $50,668,151 (exclusive of unamortized discount on purchase money notes of $24,901,242) plus accrued interest of $78,822,896, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $3,491,850 matured in 1994 but have not been paid, as discussed below. The remaining purchase money notes mature from 1997 to 2000. The purchase money note relating to Southgate Apartments Company (Southgate) totalling $2,767,000 was retired on January 31, 1995 as a result of the sale of the related property, as discussed below. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and six months ended June 30, 1995 was $3,634,938 and $7,297,856, respectively, and for the three and six months ended June 30, 1994 was $2,899,610 and $5,799,221, respectively. Amortization of the imputed interest on purchase money notes increased interest expense by $902,445 and $1,826,498 during the

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

three and six months ended June 30, 1995, respectively, and by $459,123 and $918,247 for the three and six months ended June 30, 1994, respectively.

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

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid.
The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of July 20, 1995, principal and accrued interest totalling $1,370,000 and $3,346,810, respectively, were due. In addition, the Partnership defaulted on its purchase money note relating to Village Apartments North on September 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,180,000 and $1,450,907, respectively. As of July 20, 1995, principal and accrued interest of $1,180,000 and $1,583,418, respectively, were due. In June 1994, an offer was made to extend the maturity dates of these notes to coincide with the future sale of the properties under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) program or refinancing of the first mortgages. As of July 14, 1995, discussions with the noteholders were ongoing. There is no assurance, however, that the offer to extend the maturity dates will be accepted. The Partnership defaulted on its purchase money note relating to Clearfield Hills I on October 30, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $941,850 and $892,717, respectively. As of July 20, 1995, principal and accrued interest totalling $941,850 and $957,159, respectively, were due. In June 1994, an offer was made to pay $100,000 in accrued interest and extend the maturity date to September 30, 1996 to coincide with the potential completion of LIHPRHA processing. As of July 14, 1995, discussions with the noteholders were ongoing. There is no assurance that the offer to extend the maturity date will be accepted. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnerships, the Partnership intends to vigorously defend any action by the noteholders. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are non-recourse and collateralized solely by the Partnership's interest in the Local Partnerships. Therefore, should the investment in Holiday Village Apartments, Village Apartments North and Clearfield Hills I not produce sufficient value to satisfy the related purchase

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

money notes, the Partnership's exposure to loss is limited since the amount of the non-recourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership.

     In 1989, Second Lakewood (Walden Apartments) was experiencing rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the marketability and income of the property. The loan bears interest at 11% and is to be repaid over a five-year period from the property's cash flow. As of June 30, 1995 and December 31, 1994, $564,355 and $486,888,
respectively, had been repaid, comprised of $308,500 and $308,500 principal, respectively, and $255,855 and $178,388 interest, respectively. Accrued interest on the loan was $14,626 and $67,811 as of June 30, 1995 and December 31, 1994, respectively.

     The letter of credit related to the tax-exempt bonds on Lakes of Northdale, which originally matured in June 1995, has been extended to June 1996. The letter of credit fee will increase from its previous level of 1% per annum to a maximum of 4% per annum in October 1995. The Managing General Partner of Lakes of Northdale is currently pursuing a refunding of the existing tax-exempt bonds issued by the Florida Housing Finance Agency. There is no assurance that Lakes of Northdale will obtain the necessary financing to refund the bonds. If new financing is not obtained by June 1996, the letter of credit issuer could begin foreclosure proceedings on the Local Partnership's property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the purchase money notes related to Lakes of Northdale are non-recourse and collateralized solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Lakes of Northdale not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the non-recourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Garden Court Apartments, located in Springfield, Illinois, received a $330,000 grant from HUD to make certain improvements to the property. The local general partner of Garden Court Apartments intends to address security issues as part of these improvements in an effort to improve occupancy. Improvements made under this grant are expected to be completed by early 1996.

     The first mortgage on Clearfield Hills II matures on October 2, 1995. The Local Partnership has signed an application to refinance the mortgage with a new lender and is scheduled to close on its new mortgage on September 30, 1995. On June 26, 1995, the Partnership advanced $17,500 to Clearfield Hills II for closing costs. The Partnership anticipates receiving a reimbursement of this advance upon settlement of the new mortgage.

     Many of the rental properties owned by the Local Partnerships have mortgages which were federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the LIHPRHA program. This program may provide incentives to owners of qualifying multifamily housing

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of July 14, 1995, members of Congress are recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to the redesigning of the program. Substantial uncertainty exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program, or as to whether the program will continue at all.

     Many of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the Housing and Urban Development (HUD) Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                For the three months ended   For the six months ended
                          June 30,                     June 30,
                ---------------------------  ---------------------------
                    1995          1994           1995        1994
                ------------  ------------   ------------ ------------
Revenue:
  Rental
    revenue     $  9,888,124  $  9,867,642   $ 19,751,697 $ 19,701,775
  Other              426,319       447,586        927,839      898,017
                ------------  ------------   ------------ ------------
                  10,314,443    10,315,228     20,679,536   20,599,792
                ------------  ------------   ------------ ------------
Expenses:
  Operating        6,438,745     6,415,439     12,728,418   12,782,735
  Interest         2,166,830     2,324,297      4,339,863    4,648,612
  Depreciation
    and amort-
    ization        2,033,949     2,057,863      4,082,472    4,115,723
                ------------  ------------   ------------ ------------
                  10,639,524    10,797,599     21,150,753   21,547,070
                ------------  ------------   ------------ ------------
Net loss        $   (325,081)  $  (482,371)  $   (471,217)$   (947,278)
                ============  ============   ============ ============

     As of June 30, 1995 and December 31, 1994, the Partnership's share of cumulative losses to date for twelve and eleven, respectively, of the forty-three and forty-four Local Partnerships, respectively, exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $14,352,032 and $13,617,817, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (Management Fee), after all other expenses of the Partnership are paid. The Partnership paid $33,737 and $58,413 for the three and six months ended June 30, 1995, respectively, and $33,053 and $58,246 for the three and six months ended June 30, 1994, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Additionally, the Partnership paid the Managing General Partner a Management Fee of $93,750 and $187,500 for the three and six months ended June 30, 1995 and 1994, respectively.

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

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property its owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates received net fees for services relating to the sale of the Partnership's interest in the Southgate Local Partnership of $186,512 on February 2, 1995.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------


                          Financial Condition/Liquidity
                          ----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $6,375,960 and $5,435,555 as of June 30, 1995 and December 31, 1994, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of June 30, 1995, $114,200 of cash equivalents are restricted for (1) the purpose of collateralizing a letter of credit for a particular Local Partnership and (2) future interest payments on one of the purchase money notes. As of July 14, 1995, there are no material commitments for capital expenditures.

     As of June 30, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $50,668,151 (exclusive of unamortized discount on purchase money notes of $24,901,242) plus accrued interest of $78,822,896, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $3,491,850 matured in 1994 but have not been paid, as discussed below. The remaining purchase money notes mature from 1997 to 2000. The purchase money note relating to Southgate Apartments Company (Southgate) totalling $2,767,000 was retired on January 31, 1995 as a result of the sale of the related property, as discussed below. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the proceeds to pay off or buy down certain purchase money note obligations.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid.
The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of July 20, 1995, principal and accrued interest totalling $1,370,000 and $3,346,810, respectively, were due. In addition, the Partnership defaulted on its purchase money note relating to Village Apartments North on September 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,180,000 and $1,450,907, respectively. As of July 20, 1995, principal and accrued interest of $1,180,000 and $1,583,418, respectively, were due. In June 1994, an offer was made to extend the maturity dates of these notes to coincide with the future sale of the properties under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) program or refinancing of the first mortgages. As of July 14, 1995, discussions with the noteholders were ongoing. There is no assurance, however, that the offer to extend the maturity dates will be accepted. The Partnership defaulted on its purchase money note relating to Clearfield Hills I on October 30, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $941,850 and $892,717, respectively. As of July 20, 1995, principal and accrued interest totalling $941,850 and $957,159, respectively, were due. In June 1994, an offer was made to pay $100,000 in accrued interest and extend the maturity date to September 30, 1996 to coincide with the potential completion of LIHPRHA processing. As of July 14, 1995, discussions with the noteholders were ongoing. There is no assurance that the offer to extend the maturity date will be accepted. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnerships, the Partnership intends to vigorously defend any action by the noteholders. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are non-recourse and collateralized solely by the Partnership's interest in the Local Partnerships. Therefore, should the investment in Holiday Village Apartments, Village Apartments North and Clearfield Hills I not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the non-recourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six months ended June 30, 1995, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased for the six months ended June 30, 1995 primarily due to the net proceeds from the sale of Southgate, as discussed above.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended June 30, 1995 increased from the corresponding period in 1994 primarily due to an increase in interest expense as a result of the amortization of imputed interest. Partially offsetting the increase in net loss was an increase in share of income from Local Partnerships principally due to increased rental and other income at three properties resulting from higher rental subsidies and increased occupancy. Also

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

partially offsetting the increase in net loss was an increase in interest and other income due to higher cash balances resulting from the receipt of Southgate sales proceeds, as well as higher yields on investments as compared to the same period in 1994. Also partially offsetting the increase in net loss was a decrease in professional fees resulting from decreased legal expenses.

     The Partnership's net loss for the six months ended June 30, 1995 decreased from the corresponding period in 1994 primarily due to the gain on disposition of the Southgate property, as discussed above. Contributing to the decrease in net loss was an increase in share of income from Local Partnerships, as discussed above. Also contributing to the decrease in net loss was an increase in interest and other income and a decrease in professional fees, as discussed above. Partially offsetting the decrease in the Partnership's net loss was an increase in interest expense, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and six months ended June 30, 1995 did not include losses of $367,110 and $734,215, respectively, compared to excluded losses of $396,382 and $792,769 for the three and six months ended June 30, 1994, respectively.

     In 1989, Second Lakewood (Walden Apartments) was experiencing rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the marketability and income of the property. The loan bears interest at 11% and is to be repaid over a five-year period from the property's cash flow. As of June 30, 1995 and December 31, 1994, $564,355 and $486,888,
respectively, had been repaid, comprised of $308,500 and $308,500 principal, respectively, and $255,855 and $178,388 interest, respectively. Accrued interest on the loan was $14,626 and $67,811 as of June 30, 1995 and December 31, 1994, respectively.

     The letter of credit related to the tax-exempt bonds on Lakes of Northdale, which originally matured in June 1995, has been extended to June 1996. The letter of credit fee will increase from its previous level of 1% per annum to a maximum of 4% per annum in October 1995. The Managing General Partner of Lakes of Northdale is currently pursuing a refunding of the existing tax-exempt bonds issued by the Florida Housing Finance Agency. There is no assurance that Lakes of Northdale will obtain the necessary financing to refund the bonds. If new financing is not obtained by June 1996, the letter of credit issuer could begin foreclosure proceedings on the Local Partnership's property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the purchase money notes related to Lakes of Northdale are non-recourse and collateralized solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Lakes of Northdale not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the non-recourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

     Garden Court Apartments, located in Springfield, Illinois, received a $330,000 grant from HUD to make certain improvements to the property. The local general partner of Garden Court Apartments intends to address security issues as part of these improvements in an effort to improve occupancy. Improvements made under this grant are expected to be completed by early 1996.

     The first mortgage on Clearfield Hills II matures on October 2, 1995. The Local Partnership has signed an application to refinance the mortgage with a new lender and is scheduled to close on its new mortgage on September 30, 1995. On June 26, 1995, the Partnership advanced $17,500 to Clearfield Hills II for closing costs. The Partnership anticipates receiving a reimbursement of this advance upon settlement of the new mortgage.

     Many of the rental properties owned by the Local Partnerships have mortgages which were federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the LIHPRHA program. This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of July 14, 1995, members of Congress are recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to the redesigning of the program. Substantial uncertainty exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program, or as to whether the program will continue at all.

     Many of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the Housing and Urban Development (HUD) Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

     No other significant changes in the Partnership's operations have taken place during this period.


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of July 20, 1995, principal and accrued interest totalling $1,370,000 and $3,346,810, respectively, were due. In addition, the

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

Partnership defaulted on its purchase money note relating to Village Apartments North on September 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,180,000 and $1,450,907, respectively. As of July 20, 1995, principal and accrued interest of $1,180,000 and $1,583,418, respectively, were due. In June 1994, an offer was made to extend the maturity dates of these notes to coincide with the future sale of the properties under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) program or refinancing of the first mortgages. As of July 14, 1995, discussions with the noteholders were ongoing. There is no assurance, however, that the offer to extend the maturity dates will be accepted. The Partnership defaulted on its purchase money note relating to Clearfield Hills I on October 30, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $941,850 and $892,717, respectively. As of July 20, 1995, principal and accrued interest totalling $941,850 and $957,159, respectively, were due. In June 1994, an offer was made to pay $100,000 in accrued interest and extend the maturity date to September 30, 1996 to coincide with the potential completion of LIHPRHA processing. As of July 14, 1995, discussions with the noteholders were ongoing. There is no assurance that the offer to extend the maturity date will be accepted. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnerships, the Partnership intends to vigorously defend any action by the noteholders. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are non-recourse and collateralized solely by the Partnership's interest in the Local Partnerships. Therefore, should the investment in Holiday Village Apartments, Village Apartments North and Clearfield Hills I not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the non-recourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of these investments would not have a material impact on the operations of the Partnership.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1995.

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


July 20, 1995                      /s/ Richard J. Palmer
- --------------------               ------------------------------
Date                               Richard J. Palmer
                                   Senior Vice President/Finance

                                   Signing on behalf of the Registrant and as Principal Accounting Officer