Form 10-Q
period 1995-09-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 1995-10-18
CIK 740371

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    September 30, 1995
                         ------------------


Commission file number      0-13523
                         -------------


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
--------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)




           Maryland                                     52-1328767
-----------------------------------------         --------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         --------------------
(Address of principal executive officer)                (Zip Code)



                                 (301) 468-9200
-------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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



          Class                         Outstanding at September 30, 1995
----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1995 and
            December 31, 1994 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations - for the
            three and nine months ended September 30, 1995
            and 1994  . . . . . . . . . . . . . . . . . . . .        3

          Consolidated Statements of Cash Flows - for the
            nine months ended September 30, 1995 and 1994 . .        7

          Notes to Consolidated Financial Statements  . . . .        9

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       15

PART II.  Other Information

Item 3.   Defaults upon Senior Securities . . . . . . . . . .       19

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       20

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       21

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                            September 30,    December 31,
                                                1995            1994
                                            -------------   -------------
                                             (Unaudited)
Investments in and advances to
  partnerships                              $  35,384,606   $  35,666,562
Investment in partnership held for sale                --       1,872,088
Cash and cash equivalents                       6,482,804       5,435,555
Restricted cash or cash equivalents               114,200         114,200
Acquisition fees, principally paid to
  related parties, net of accumulated
  amortization of $369,878 and $344,501,
  respectively                                    983,595       1,008,972
Property purchase costs, net of accu-
  mulated amortization of $356,216 and
  $332,102, respectively                          929,868         953,982
Other assets                                       53,466          10,005
                                            -------------   -------------

      Total assets                          $  43,948,539   $  45,061,364
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                     CONSOLIDATED BALANCE SHEETS - Continued

                        LIABILITIES AND PARTNERS' DEFICIT



                                            September 30,    December 31,
                                                1995            1994
                                            -------------   -------------
                                             (Unaudited)
Due on investments in partnerships,
  net of unamortized discount on
  purchase money notes of $23,998,798
  and $31,401,005, respectively             $  26,669,353   $  24,890,860
Accrued interest payable                       81,545,567      76,148,263
Accounts payable and accrued expenses             140,419          92,383
                                            -------------   -------------
      Total liabilities                       108,355,339     101,131,506
                                            -------------   -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                               2,000            2,000
    Limited Partners                          73,501,500       73,501,500
                                            ------------    -------------
                                              73,503,500       73,503,500
  Less:
    Accumulated distributions to
      partners                                (3,452,583)      (2,707,293)
    Offering costs                            (7,562,894)      (7,562,894)
    Accumulated loss                        (126,894,823)    (119,303,455)
                                            ------------    -------------
      Total partners' deficit                (64,406,800)     (56,070,142)
                                            ------------    -------------

      Total liabilities and partners'
        deficit                             $ 43,948,539    $  45,061,364
                                            ============    =============









                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                             For the three months ended
                                                    September 30,
                                            ----------------------------
                                                 1995            1994
                                            -------------   -------------
Share of income from partnerships           $     226,219   $      51,710
                                            -------------   -------------
Other revenue and  expenses:

 Revenue:
   Interest and other income                      106,788          76,989
                                            -------------   -------------
 Expenses:
   Interest                                     3,634,939       2,899,610
   Management fee                                  93,750          93,750
   General and administrative                      36,602          17,326
   Professional fees                               24,842          32,625
   Amortization                                    16,497          17,085
                                            -------------   -------------
                                                3,806,630       3,060,396
                                            -------------   -------------
      Total other revenue and expenses         (3,699,842)     (2,983,407)
                                            -------------   -------------

Loss before gain on disposition of
  investment in partnership                    (3,473,623)     (2,931,697)

Gain on disposition of investment
  in partnership                                       --              --
                                            -------------   -------------

Net loss                                       (3,473,623)     (2,931,697)

Accumulated losses, beginning of period      (123,421,200)   (110,475,517)
                                            -------------   -------------

Accumulated losses, end of period           $(126,894,823)  $(113,407,214)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                   (Unaudited)


                                             For the three months ended
                                                    September 30,
                                            ----------------------------
                                                1995            1994
                                            -------------   -------------

Loss allocated to General Partners
  (1.51%)                                   $     (52,452)  $     (44,269)
                                            =============   =============

Loss allocated to Initial and Special
  Limited Partners (1.49%)                  $     (51,757)  $     (43,682)
                                            =============   =============
Loss allocated to Additional Limited
  Partners (97%)                            $  (3,369,414)  $  (2,843,746)
                                            =============   =============

Loss per unit of Additional Limited
  Partnership Interest based on 73,500
  units outstanding                         $      (45.85)  $      (38.69)
                                            =============   =============
























                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                              For the nine months ended
                                                     September 30,
                                            ----------------------------
                                                1995            1994
                                            -------------   -------------
Share of income (loss) from partnerships    $     498,727   $     (88,431)
                                            -------------   -------------
Other revenue and expenses:

 Revenue:
   Interest and other income                      326,085         244,552
                                            -------------   -------------
 Expenses:
   Interest                                    10,932,795       8,698,831
   Management fee                                 281,250         281,250
   General and administrative                     130,999         110,298
   Professional fees                               76,626         106,001
   Amortization                                    49,686          52,472
                                            -------------   -------------
                                               11,471,356       9,248,852
                                            -------------   -------------
      Total other revenue and expenses        (11,145,271)     (9,004,300)
                                            -------------   -------------

Loss before gain on disposition of
  investment in partnership                   (10,646,544)     (9,092,731)

Gain on disposition of investment
  in partnership                                3,055,176              --
                                            -------------   -------------

Net loss                                       (7,591,368)     (9,092,731)

Accumulated losses, beginning of period      (119,303,455)   (104,314,483)
                                            -------------   -------------

Accumulated losses, end of period           $(126,894,823)  $(113,407,214)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                   (Unaudited)


                                             For the nine months ended
                                                    September 30,
                                            ----------------------------
                                                1995            1994
                                            -------------   -------------
Loss allocated to General Partners
  (1.51%)                                   $    (114,630)  $    (137,300)
                                            =============   =============

Loss allocated to Initial and Special
  Limited Partners (1.49%)                  $    (113,111)  $    (135,482)
                                            =============   =============

Loss allocated to Additional Limited
  Partners (97%)                            $  (7,363,627)  $  (8,819,949)
                                            =============   =============

Loss per unit of Additional Limited
  Partnership Interest based on 73,500
  units outstanding                         $     (100.19)  $     (120.00)
                                            =============   =============
























                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                             For the nine months ended
                                                    September 30,
                                            ---------------------------
                                                1995            1994
                                            ------------    ------------
Cash flows from operating activities:
  Net loss                                  $ (7,591,368)   $ (9,092,731)

  Adjustments to reconcile net loss to
    net cash used in operating
      activities:
    Share of (income) loss from
      partnerships                              (498,727)         88,431
    Decrease (increase) in accrued
      interest receivable on advances
      to partnerships                             41,043         (36,424)
    Amortization of deferred costs                49,686          52,472
    Amortization of discount on
      purchase money notes                     2,728,942       1,377,371
    Gain on disposition of investment
      in partnership                          (3,055,176)             --
    Payment of purchase money note
      interest                                  (293,103)       (346,805)

    Changes in assets and liabilities:
      Increase in other assets                   (43,461)        (10,060)
      Increase in accrued interest
        payable                                8,218,236       7,321,460
      Increase (decrease) in accounts
        payable and accrued expenses              48,036         (15,488)
                                            ------------    ------------
         Net cash used in operating
           activities                           (395,892)       (661,774)
                                            ------------    ------------












                   The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                   (Unaudited)

                                             For the nine months ended
                                                    September 30,
                                            ---------------------------
                                                1995            1994
                                            ------------    ------------
Cash flows from investing activities:
  Receipt of distributions from
    partnerships                                 739,640         711,958
  Repayment of advances to partnerships               --          61,756
  Net proceeds from disposition of
    investment in partnership                  1,495,721              --
                                            ------------    ------------
         Net cash provided by investing
           activities                          2,235,361         773,714
                                            ------------    ------------

Cash flows from financing activities:
  Distribution paid to Additional Limited
    Partners                                    (745,290)             --
  Payment of purchase money note
    principal                                    (46,930)             --
                                            ------------    ------------
         Net cash used in financing
           activities                           (792,220)             --
                                            ------------    ------------

Net increase in cash and cash equivalents      1,047,249         111,940

Cash and cash equivalents, beginning
  of period                                    5,435,555       5,318,282
                                            ------------    ------------
Cash and cash equivalents, end of
  period                                    $  6,482,804    $  5,430,222
                                            ============    ============












                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements of Capital Realty Investors-IV Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's consolidated financial position as of September 30, 1995 and December 31, 1994 and the consolidated results of its operations for the three and nine months ended September 30, 1995 and 1994 and its consolidated cash flows for the nine months ended September 30, 1995 and 1994.

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

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     As of September 30, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $50,668,151 (exclusive of unamortized discount on purchase money notes of $23,998,798) plus accrued interest of $81,545,567, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $3,491,850 matured in 1994 but have not been paid, as discussed below. The remaining purchase money notes mature from 1997 to 2000. The purchase money note relating to Southgate Apartments Company (Southgate) totalling $2,767,000 was retired on January 31, 1995 as a result of the sale of the related property, as discussed below. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and nine months ended September 30, 1995 was $3,634,939 and $10,932,795 respectively, and for the three and nine months ended September 30, 1994 was $2,899,610 and $8,698,831, respectively. Amortization of the imputed interest on purchase money notes increased interest expense by $902,444 and $2,728,942

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

during the three and nine months ended September 30, 1995, respectively, and by $459,124 and $1,377,371 for the three and nine months ended September 30, 1994, respectively.

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

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid.
The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of October 18, 1995, principal and accrued interest totalling $1,370,000 and $3,499,573, respectively, were due. In addition, the Partnership defaulted on its purchase money note relating to Village Apartments North on September 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,180,000 and $1,450,907, respectively. As of October 18, 1995, principal and accrued interest of $1,180,000 and $1,703,245, respectively, were due. In June 1994, an offer was made to extend the maturity dates of these notes to coincide with the future sale of the properties under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) program or refinancing of the first mortgages. As of October 10, 1995, discussions with the noteholders were ongoing. There is no assurance, however, that the offer to extend the maturity dates will be accepted. The Partnership defaulted on its purchase money note relating to Clearfield Hills I on October 30, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $941,850 and $892,717, respectively. As of October 18, 1995, principal and accrued interest totalling $941,850 and $979,251, respectively, were due. In June 1994, an offer was made to pay $100,000 in accrued interest and extend the maturity date to September 30, 1996 to coincide with the potential completion of LIHPRHA processing. As of October 10, 1995, discussions with the noteholders were ongoing. There is no assurance that the offer to extend the maturity date will be accepted. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnerships, the Partnership intends to vigorously defend any action by the noteholders. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and collateralized solely by the Partnership's interest in the Local Partnerships. Therefore, should the investment in Holiday Village Apartments,

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Village Apartments North and Clearfield Hills I not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of any or all of these investments would not have a material impact on the operations of the Partnership.

     In 1989, Second Lakewood (Walden Apartments) was experiencing rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the marketability and income of the property. The loan bears interest at 11% per annum and is to be repaid over a five-year period from the property's cash flow. As of September 30, 1995 and December 31, 1994, $564,355 and $486,888, respectively, had been repaid, comprised of $308,500 and $308,500 principal, respectively, and $255,855 and $178,388 interest, respectively. Accrued interest on the loan was $26,767 and $67,811 as of September 30, 1995 and December 31, 1994, respectively. In September 1995, the Department of Housing and Urban Development (HUD) sold the mortgage of Walden Apartments to a new mortgagee. The new mortgagee is now servicing the loan and Walden Apartments is no longer subject to HUD regulatory requirements.

     The letter of credit related to the tax-exempt bonds on Lakes of Northdale, which originally matured in June 1995, has been extended to June 1996. The letter of credit fee will increase from its previous level of 1% per annum to a maximum of 4% per annum in October 1995. The Managing General Partner of Lakes of Northdale is currently pursuing a refunding of the existing tax-exempt bonds issued by the Florida Housing Finance Agency. There is no assurance that Lakes of Northdale will obtain the necessary financing to refund the bonds. If new financing is not obtained by June 1996, the letter of credit issuer could begin foreclosure proceedings on the Local Partnership's property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the purchase money notes related to Lakes of Northdale are nonrecourse and collateralized solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Lakes of Northdale not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Garden Court Apartments, located in Springfield, Illinois, received a $330,000 grant from HUD to make certain improvements to the property. The local general partner of Garden Court Apartments intends to address security issues as part of these improvements in an effort to improve occupancy. Improvements made under this grant are expected to be completed by early 1996.

     The first mortgage loan on Clearfield Hills II originally matured on October 2, 1995. The existing lender granted an extension of this loan to October 31, 1995. The Local Partnership refinanced the mortgage with a new lender on October 13, 1995. The new first mortgage principal balance of $1,513,000 carries an interest rate of 8.32% per annum. From June 26, 1995 to October 9, 1995, the Partnership advanced a total of $49,260 to Clearfield Hills
II for closing costs.   On October 13, 1995, the Partnership received $45,310
from the refinancing proceeds as partial reimbursement of these advances.  The

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

remaining $3,950 is expected to be repaid to the Partnership upon the release of certain escrows related to the original mortgage.

     Many of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the LIHPRHA program. This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of October 10, 1995, members of Congress were recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to the redesigning of the program. Substantial uncertainty exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program, or as to whether the program will continue at all.

     Many of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                For the three months ended    For the nine months ended
                       September 30,                 September 30,
                ---------------------------   ---------------------------
                    1995           1994           1995          1994
                ------------   ------------   ------------   ------------
Revenue:
  Rental
    revenue     $  9,780,002   $  9,787,242   $ 29,531,699   $ 29,489,017
  Other              497,030        455,421      1,424,869      1,353,438
                ------------   ------------   ------------   ------------
                  10,277,032     10,242,663     30,956,568     30,842,455
                ------------   ------------   ------------   ------------
Expenses:
  Operating        6,221,560      6,266,099     18,949,978     19,048,834
  Interest         2,166,813      2,324,300      6,506,676      6,972,912
  Depreciation
    and amort-
    ization        2,033,937      2,057,853      6,116,409      6,173,576
                ------------   ------------   ------------   ------------
                  10,422,310     10,648,252     31,573,063     32,195,322
                ------------   ------------   ------------   ------------
Net loss        $   (145,278)  $   (405,589)  $   (616,495)  $ (1,352,867)
                ============   ============   ============   ============

     As of September 30, 1995 and December 31, 1994, the Partnership's share of cumulative losses to date for twelve and eleven, respectively, of the forty-three and forty-four Local Partnerships, respectively, exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $14,719,136 and $13,617,817, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (Management Fee), after all other expenses of the Partnership are paid. The Partnership paid $27,511 and $85,924 for the three and nine months ended September 30, 1995, respectively, and $25,845 and $84,091 for the three and nine months ended September 30, 1994, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Additionally, the Partnership paid the Managing General Partner a Management Fee of $93,750 and $281,250 for the three and nine months ended September 30, 1995 and 1994, respectively.

     From April 1990 to January 1994, CRICO Management Corporation (CRICO), an affiliate of the Managing General Partner, provided consulting, accounting and other services to Walden Apartments. Fees paid or accrued to CRICO for these

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   RELATED-PARTY TRANSACTIONS - Continued

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------


                          Financial Condition/Liquidity
                          ----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $6,482,804 and $5,435,555 as of September 30, 1995 and December 31, 1994, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of September 30, 1995, $114,200 of cash equivalents are restricted for (1) the purpose of collateralizing a letter of credit for a particular Local Partnership and (2) future interest payments on one of the purchase money notes. As of October 10, 1995, there are no material commitments for capital expenditures.

     As of September 30, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $50,668,151 (exclusive of unamortized discount on purchase money notes of $23,998,798) plus accrued interest of $81,545,567, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $3,491,850 matured in 1994 but have not been paid, as discussed below. The remaining purchase money notes mature from 1997 to 2000. The purchase money note relating to Southgate Apartments Company (Southgate) totalling $2,767,000 was retired on January 31, 1995 as a result of the sale of the related property, as discussed below. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

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

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid.
The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of October 18, 1995, principal and accrued interest totalling $1,370,000 and $3,499,573, respectively, were due. In addition, the Partnership defaulted on its purchase money note relating to Village Apartments North on September 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,180,000 and $1,450,907, respectively. As of October 18, 1995, principal and accrued interest of $1,180,000 and $1,703,245, respectively, were due. In June 1994, an offer was made to extend the maturity dates of these notes to coincide with the future sale of the properties under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) program or refinancing of the first mortgages. As of October 10, 1995, discussions with the noteholders were ongoing. There is no assurance, however, that the offer to extend the maturity dates will be accepted. The Partnership defaulted on its purchase money note relating to Clearfield Hills I on October 30, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $941,850 and $892,717, respectively. As of October 18, 1995, principal and accrued interest totalling $941,850 and $979,251, respectively, were due. In June 1994, an offer was made to pay $100,000 in accrued interest and extend the maturity date to September 30, 1996 to coincide with the potential completion of LIHPRHA processing. As of October 10, 1995, discussions with the noteholders were ongoing. There is no assurance that the offer to extend the maturity date will be accepted. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnerships, the Partnership intends to vigorously defend any action by the noteholders. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and collateralized solely by the Partnership's interest in the Local Partnerships. Therefore, should the investment in Holiday Village Apartments, Village Apartments North and Clearfield Hills I not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of any or all of these investments would not have a material impact on the operations of the Partnership.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1995, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased for the nine months ended September 30, 1995 primarily due to the net proceeds from the sale of Southgate, as discussed above.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended September 30, 1995 increased from the corresponding period in 1994 primarily due to an increase in

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

interest expense as a result of the amortization of imputed interest. Contributing to the increase in net loss was an increase in general and administrative expenses in 1995 as a result of the recognition in the third quarter of 1994 of decreased annual report costs. Partially offsetting the increase in net loss was an increase in share of income from Local Partnerships principally due to increased rental and other income at five properties resulting from higher rental subsidies and increased occupancy as well as a decrease in operating expenses at one property. The increase in share of income from Local Partnerships was partially offset by an increase in operating expense at one property. Also partially offsetting the increase in net loss was an increase in interest and other income due to higher cash balances resulting from the receipt of Southgate sales proceeds, as well as higher yields on investments as compared to the same period in 1994. Also partially offsetting the increase in net loss was a decrease in professional fees resulting from decreased legal expenses.

     The Partnership's net loss for the nine months ended September 30, 1995 decreased from the corresponding period in 1994 primarily due to the gain on disposition of the Southgate property, as discussed above. Contributing to the decrease in net loss was an increase in share of income from Local Partnerships, and an increase in interest and other income, as discussed above. Also contributing to the decrease in net loss was a decrease in professional fees, as discussed above. Partially offsetting the decrease in the Partnership's net loss was an increase in interest expense, as discussed above. Also, partially offsetting the decrease in the Partnership's net loss was an increase in general and administrative expenses, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and nine months ended September 30, 1995 did not include losses of $367,104 and $1,101,319, respectively, compared to excluded losses of $458,005 and $1,250,774 for the three and nine months ended September 30, 1994, respectively.

     In 1989, Second Lakewood (Walden Apartments) was experiencing rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the marketability and income of the property. The loan bears interest at 11% and is to be repaid over a five-year period from the property's cash flow. As of September 30, 1995 and December 31, 1994, $564,355 and $486,888,
respectively, had been repaid, comprised of $308,500 and $308,500 principal, respectively, and $255,855 and $178,388 interest, respectively. Accrued interest on the loan was $26,767 and $67,811 as of September 30, 1995 and December 31, 1994, respectively. In September 1995, the Department of Housing and Urban Development (HUD) sold the mortgage of Walden Apartments to a new mortgagee.
The new mortgagee is now servicing the loan and Walden Apartments is no longer subject to HUD regulatory requirements.

     The letter of credit related to the tax-exempt bonds on Lakes of Northdale, which originally matured in June 1995, has been extended to June 1996. The letter of credit fee will increase from its previous level of 1% per annum to a maximum of 4% per annum in October 1995. The Managing General Partner of Lakes of Northdale is currently pursuing a refunding of the existing tax-exempt bonds issued by the Florida Housing Finance Agency. There is no assurance that Lakes

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

of Northdale will obtain the necessary financing to refund the bonds. If new financing is not obtained by June 1996, the letter of credit issuer could begin foreclosure proceedings on the Local Partnership's property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the purchase money notes related to Lakes of Northdale are nonrecourse and collateralized solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Lakes of Northdale not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Garden Court Apartments, located in Springfield, Illinois, received a $330,000 grant from HUD to make certain improvements to the property. The local general partner of Garden Court Apartments intends to address security issues as part of these improvements in an effort to improve occupancy. Improvements made under this grant are expected to be completed by early 1996.

     The first mortgage loan on Clearfield Hills II originally matured on October 2, 1995. The existing lender granted an extension of this loan to October 31, 1995. The Local Partnership refinanced the mortgage with a new lender on October 13, 1995. The new first mortgage principal balance of $1,513,000 carries an interest rate of 8.32% per annum. From June 26, 1995 to October 9, 1995, the Partnership advanced a total of $49,260 to Clearfield Hills
II for closing costs.   On October 13, 1995, the Partnership received $45,310
from the refinancing proceeds as partial reimbursement of these advances. The remaining $3,950 is expected to be repaid to the Partnership upon the release of certain escrows related to the original mortgage.

     Many of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the LIHPRHA program. This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of October 10, 1995, members of Congress were recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to the redesigning of the program. Substantial uncertainty exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program, or as to whether the program will continue at all.

     Many of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' market areas. While the Managing General Partner has

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

     No other significant changes in the Partnership's operations have taken place during this period.


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid.
The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of October 18, 1995, principal and accrued interest totalling $1,370,000 and $3,499,573, respectively, were due. In addition, the Partnership defaulted on its purchase money note relating to Village Apartments North on September 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,180,000 and $1,450,907, respectively. As of October 18, 1995, principal and accrued interest of $1,180,000 and $1,703,245, respectively, were due. In June 1994, an offer was made to extend the maturity dates of these notes to coincide with the future sale of the properties under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) program or refinancing of the first mortgages. As of October 10, 1995, discussions with the noteholders were ongoing. There is no assurance, however, that the offer to extend the maturity dates will be accepted. The Partnership defaulted on its purchase money note relating to Clearfield Hills I on October 30, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $941,850 and $892,717, respectively. As of October 18, 1995, principal and accrued interest totalling $941,850 and $979,251, respectively, were due. In June 1994, an offer was made to pay $100,000 in accrued interest and extend the maturity date to September 30, 1996 to coincide with the potential completion of LIHPRHA processing. As of October 10, 1995, discussions with the noteholders were ongoing. There is no assurance that the offer to extend the maturity date will be accepted. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnerships, the Partnership intends to vigorously defend any action by the noteholders. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnerships. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnerships does not impact the Partnership's financial condition because the related purchase money notes are nonrecourse and collateralized solely by the Partnership's interest in the Local Partnerships. Therefore, should the investment in Holiday Village Apartments, Village Apartments North and Clearfield Hills I not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnerships. Thus, even a complete loss of any or all of these investments would not have a material impact on the operations of the Partnership.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1995.

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


October 18, 1995              By:  /s/ Richard J. Palmer
--------------------               ------------------------------
Date                               Richard J. Palmer
                                   Senior Vice President/Finance

                                   Signing on behalf of the Registrant and as Principal Accounting Officer