Form 10-K
period 1995-12-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 1996-03-28
CIK 740371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1995
                              -----------------

Commission file number             0-13523
                              -----------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Maryland                                52-1328767
-----------------------------------------         ---------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         ---------------------
(Address of principal executive offices)                (Zip Code)

(Registrant's telephone number,
including area code)                                 (301) 468-9200
                                                  ---------------------


           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
     Title of each class                          on which registered
-----------------------------------------         ---------------------
            NONE                                            N/A


           Securities registered pursuant to Section 12(g) of the Act:

                            LIMITED PARTNERSHIP UNITS
--------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

     The partnership interests of the Registrant are not traded in any market. Therefore, the partnership interests had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                         1995 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     -------

                                                                 Page
                                                                 ----

Item 1.  Business . . . . . . . . . . . . . . . . . . . . .      I-1
Item 2.  Properties . . . . . . . . . . . . . . . . . . . .      I-9
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . .      I-9
Item 4.  Submission of Matters to a Vote
           of Security Holders  . . . . . . . . . . . . . .      I-9


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Partnership
           Interests and Related Partnership Matters  . . .      II-1
Item 6.  Selected Financial Data  . . . . . . . . . . . . .      II-1
Item 7.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . .      II-2
Item 8.  Financial Statements and Supplementary Data  . . .      II-12
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure . . . . .      II-12


                                    PART III
                                    --------

Item 10. Directors and Executive Officers
           of the Registrant  . . . . . . . . . . . . . . .      III-1
Item 11. Executive Compensation . . . . . . . . . . . . . .      III-2
Item 12. Security Ownership of Certain Beneficial
           Owners and Management  . . . . . . . . . . . . .      III-4
Item 13. Certain Relationships and Related Transactions . .      III-4


                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K  . . . . . . . . . . . . . .      IV-1

Signatures  . . . . . . . . . . . . . . . . . . . . . . . .      IV-3

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .      IV-33

                                     PART I
                                   ----------

ITEM 1.   BUSINESS
          --------

     Capital Realty Investors-IV Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983. On June 13, 1984, the Partnership commenced offering 75,000 limited partnership interests through a public offering which was managed by Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch). The Partnership closed the offering on August 31, 1984 when 73,500 units of limited partnership interests became fully subscribed.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. The Initial Limited Partner of the Partnership is Rockville Pike Associates Limited Partnership-IV, a limited partnership which includes certain officers and former employees of CRI or its affiliates. The Special Limited Partner of the Partnership is Two Broadway Associates-III, a limited partnership comprised of an affiliate and employees of Merrill Lynch, Pierce, Fenner and Smith, Incorporated. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partnership interest in limited partnerships (Local Partnerships). As of December 31, 1995, the Partnership had investments in forty-three Local Partnerships. Each of these Local Partnerships owns and operates a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

     (1)  preserve and protect the Partnership's capital;
     (2) provide, during the early years of the Partnership's operations, current tax benefits to the partners in the form of tax losses which the partners may use to offset income from other sources;
     (3) provide capital appreciation through increases in the value of the Partnership's investments and increased equity through periodic payments on the indebtedness on the apartment complexes; and
     (4) provide cash distributions from sale or refinancing of the Partnership's investments and, on a limited basis, from rental operations.

     See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and/or subsidies, and remain as the local general partners in the Local Partnerships. The Partnership became the principal limited partner in forty of these Local Partnerships pursuant to negotiations with these developers who act as the local general partners. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a limited partner, the Partnership's legal liability for obligations of the Local Partnership is limited to its investment. In three Local Partnerships which are general partnerships, the Partnership has invested as a limited partner in intermediary partnerships which, in turn, have invested as general partners in the Local Partnerships. An affiliate of the Managing

                                     PART I
                                   ----------

ITEM 1.   BUSINESS - Continued
          --------

General Partner of the Partnership is also generally a general partner of the forty Local Partnerships and the three intermediary partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for developing, constructing, maintaining, operating and managing the project. Additionally, the local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

     Although each of the Local Partnerships in which the Partnership has invested owns an apartment complex which must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the General Partners believe there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership, except in specific circumstances as described in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following is a schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment:

             SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
         IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                            HAS AN INVESTMENT(1)


                                                                                                           Units
                                Mortgage                                                               Authorized for
 Name and Location             Payable at            Financed and/or Insured          Number of         Rental Asst.
of Apartment Complex          12/31/95 (2)           and/or Subsidized Under         Rental Units       Under Sec. 8
--------------------          ------------        -----------------------------      ------------      --------------
Asbury Tower                  $  7,343,562        New Jersey Housing and                   350                174
 Asbury Park, NJ                                   Mortgage Finance Agency
                                                   (NJHMFA)/236

Campbell Terrace                10,055,379        Illinois Housing Development             249                249
 Chicago, IL                                       Authority (IHDA)

Cannonsburg House                2,491,622        Pennsylvania Housing Finance             104                104
 Cannonsburg, PA                                   Agency (PHFA)

Cedar Point                      2,486,737        IHDA/236                                 160                129
 Springfield, IL

Char House                       2,661,904        PHFA                                     104                104
 Charleroi, PA

Chippewa County                  1,732,949        Wisconsin Housing and Economic           109                109
 Chippewa Falls, WI                                Development Authority (WHEDA)

Clearfield Hills I                 829,588        Federal National Mortgage                100                 47
 Clearfield, UT                                    Association (FNMA)/236

Clearfield Hills II              1,512,049        Conventional Mortgage/FNMA                76                  0
 Clearfield, UT

Cottonwood Park                  1,814,293        FNMA/236                                 126                  0
 Shawnee Mission, KS

Crescent Gardens                 1,761,434        GMAC/Section 221(d)(4) of the            100                100
 Wilson, NC                                        National Housing Act (NHA)

De Angelis Manor                 1,552,570        Rhode Island Housing and                  96                 96
 West Warwick, RI                                  Mortgage Finance Corporation
                                                   (RIHMFC)

Fairway Park Apt.                8,186,522        IHDA                                     210                 42
 Naperville, IL

Forest Park Apt.                 2,436,122        FNMA/236                                 284                  0
 New Orleans, LA

Garden Court                     6,195,071        Section 221 (d)(4) of the NHA/           284                284
 Springfield, IL                                   Section 8

Glenridge Gardens                2,317,052        FNMA/236                                 120                 24
 Augusta, ME

Hale Ohana                       1,484,995        Farmers Home Administration               30                  8
 Koloa, Kauai, HI                                  (FHA)/515

           SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
       IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                    HAS AN INVESTMENT(1) - Continued


                                                                                                           Units
                                Mortgage                                                               Authorized for
 Name and Location             Payable at            Financed and/or Insured          Number of         Rental Asst.
of Apartment Complex          12/31/95 (2)           and/or Subsidized Under         Rental Units       Under Sec. 8
--------------------          ------------        -----------------------------      ------------      --------------
Harborview                    $  5,007,341        Section 221(d)(3) of the NHA             300                300
 St. Croix, Virgin Islands

Highland Village                 1,547,421        Massachusetts Housing Finance            111                 12
 Ware, MA                                          Agency (MHFA)/236

Holiday Village                  1,034,041        FHA/515                                   80                  0
 Park City, UT

Hometown Villages                1,993,617        WHEDA                                    178                178
 Various cities, WI

Jewish Federation                4,231,347        NJHMFA/236                               145                144
 Cherry Hill, NJ

Lakes of Northdale              10,000,000        Florida Housing Finance                  216                  0
 Tampa, FL                                         Authority

Liberty Tower                    2,568,569        PHFA                                     104                104
 California, PA

Madison Square                   4,125,831        Michigan State Housing Deve-             133                133
 Grand Rapids, MI                                  lopment Authority

Mary Allen West Tower            2,930,000        City of Galesburg                        154                153
 Galesburg, IL

Matthew XXV                      1,566,001        RIHMFC                                    95                 95
 Warwick, RI

Northridge Park                  5,351,590        California Housing Finance               104                  0
 Salinas, CA                                       Agency (CHFA)

Pilgrim Tower East               5,723,955        CHFA                                     158                157
 Pasadena, CA

Pilgrim Tower North              4,650,945        FNMA/236                                 258                156
 Pasadena, CA

Redden Gardens                   2,310,135        FNMA/236                                 150                 30
 Dover, NH

River Run Apt.                   1,388,215        IHDA/236                                 100                 36
 Macomb, IL

Riverview Manor                  1,240,077        WHEDA                                     76                 76
 Fort Atkinson, WI

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
           IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                     HAS AN INVESTMENT(1) - Continued


                                                                                                           Units
                                Mortgage                                                               Authorized for
 Name and Location             Payable at            Financed and/or Insured          Number of         Rental Asst.
of Apartment Complex          12/31/95 (2)           and/or Subsidized Under         Rental Units       Under Sec. 8
--------------------          ------------        -----------------------------      ------------      --------------
Scoville Center               $  3,108,609        WHEDA                                    151                151
 Beloit, WI

Second Lakewood                  3,201,518        Section 221(d)(4) of the NHA             219                  0
 Schaumburg, IL

Thornwood House                  3,757,457        IHAD/236                                 183                 73
 University Park, IL

Tradewinds Terrace               1,697,784        FNMA/236                                 122                 52
 Traverse City, MI

Valley View                      2,677,639        IHDA/236                                 179                  0
 Rockford, IL

Valley Vista                     2,536,844        New York State Urban Development         124                 78
 Syracuse, NY                                       Corporation/236

Village Apt. North                 827,116        FNMA/236                                  92                 92
 Salt Lake City, UT

Walnut Square                    3,403,682        FNMA/236                                 284                  0
 New Orleans, LA

Wellington Woods                 2,123,859        FHA/515                                  109                 73
 Clarkson, NY

Westport Village                 1,806,304        IHDA/236                                 121                  0
 Freeport, IL

Wollaston Manor                  3,833,412        MHFA/236                                 164                 25
 Quincy, MA
--------------------          ------------                                            --------             ------
Totals(3) 43                  $139,505,158                                               6,612              3,588
                              ============                                            ========             ======

          SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
      IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                 HAS AN INVESTMENT(1) - Continued

                                                                                           Average Effective Annual
                                            Units Occupied As                                   Rental Per Unit
                                        Percentage of Total Units                             for the Years Ended
                                            As of December 31,                                    December 31,
 Name and Location                  ---------------------------------       -----------------------------------------------------
of Apartment Complex                1995    1994   1993   1992   1991         1995        1994       1993       1992       1991
--------------------                ----    ----   ----   ----   ----       --------    --------   --------   --------   --------
Asbury Tower                          94%     92%    94%    98%    98%      $  5,272    $  5,053   $  5,139   $  5,221   $  5,029
 Asbury Park, NJ

Campbell Terrace                     100%    100%   100%   100%   100%        10,989      10,816     10,476     10,289     10,064
 Chicago, IL

Cannonsburg House                     96%     97%    98%    99%   100%         8,600       8,357      8,147      7,960      7,757
 Cannonsburg, PA

Cedar Point                           97%     95%    99%    99%    98%         4,477       4,340      4,281      4,116      4,014
 Springfield, IL

Char House                           100%     99%    98%    94%    98%         8,181       8,073      7,821      7,704      7,496
 Charleroi, PA

Chippewa County                       92%     94%    95%    99%   100%         5,063       5,059      6,787      4,990      4,744
 Chippewa Falls, WI

Clearfield Hills I                    99%    100%   100%    99%    99%         2,914       2,866      2,917      2,938      2,711
 Clearfield, UT

Clearfield Hills II                  100%     97%    99%    99%    97%         5,173       5,128      4,653      4,094      3,730
 Clearfield, UT

Cottonwood Park                       99%     99%   100%    98%    99%         4,213       4,218      4,018      3,741      3,746
 Shawnee Mission, KS

Crescent Gardens                     100%    100%    99%   100%   100%         4,980       4,873      4,759      4,665      4,539
 Wilson, NC

De Angelis Manor                     100%    100%   100%   100%   100%         8,838       8,335      8,193      7,843      7,431
 West Warwick, RI

Fairway Park Apt.                     94%     99%    98%    97%    90%         8,758       8,581      8,286      8,014     7,844
 Naperville, IL

Forest Park Apt.                      99%     99%   100%   100%    98%         4,028       4,032      3,866      3,782     3,686
 New Orleans, LA

Garden Court                          75%     75%    85%    92%    89%         4,284       4,476      5,101      4,819     5,040
 Springfield, IL

Glenridge Gardens                     86%     93%    91%    97%    93%         4,324       4,229      4,503      4,802     4,417
 Augusta, ME

Hale Ohana                            93%     97%    67%    67%    97%         8,837       8,290      6,123      6,475     6,463
 Koloa, Kauai, HI


          SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
      IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                 HAS AN INVESTMENT(1) - Continued

                                                                                           Average Effective Annual
                                            Units Occupied As                                   Rental Per Unit
                                        Percentage of Total Units                             for the Years Ended
                                            As of December 31,                                    December 31,
 Name and Location                  ---------------------------------       -----------------------------------------------------
of Apartment Complex                1995    1994   1993   1992   1991         1995        1994       1993       1992       1991
--------------------                ----    ----   ----   ----   ----       --------    --------   --------   --------   --------
Harborview                            99%    100%    99%   100%   100%      $  8,411    $  7,791   $  7,269   $  6,148   $  5,594
 St. Croix, Virgin Islands

Highland Village                      99%    100%    98%   100%   100%         5,313       5,245      5,127      5,199      5,212
 Ware, MA

Holiday Village                       99%     95%   100%   100%   100%         3,414       3,282      3,064      2,929      2,936
 Park City, UT

Hometown Villages                     91%     95%    92%    97%    96%         5,601       5,608      6,891      5,376      5,290
 Various cities, WI

Jewish Federation                    100%    97%     99%   100%   100%         8,929       8,813      8,606      8,344      7,996
 Cherry Hill, NJ

Lakes of Northdale                    89%     95%    94%    92%    91%      $  7,486    $  7,151   $  6,758   $  6,676      6,725
 Tampa, FL

Liberty Tower                         99%     96%    97%   100%    98%         8,270       8,077      7,871      7,665      7,441
 California, PA

Madison Square                        98%     97%    98%    98%    99%         7,170       7,115      7,105      6,981      6,798
 Grand Rapids, MI

Mary Allen West Tower                100%    100%   100%   100%    99%         6,170       6,142      6,092      6,011      5,878
 Galesburg, IL

Matthew XXV                          100%    100%   100%   100%   100%         8,724       8,874      8,512      8,196      7,738
 Warwick, RI

Northridge Park                       91%     94%    89%    93%    95%         7,576       7,244      7,602      7,598      7,389
 Salinas, CA

Pilgrim Tower East                   100%    100%   100%   100%   100%         8,717       8,661      8,413      8,159      7,736
 Pasadena, CA

Pilgrim Tower North                  100%    100%   100%   100%   100%         4,663       4,321      3,965      3,880      3,864
 Pasadena, CA

Redden Gardens                        97%    100%    99%    98%    98%         4,717       4,560      4,434      4,397      4,357
 Dover, NH

River Run Apt.                        99%    100%    99%   100%   100%         3,687       3,676      3,582      3,536      3,421
 Macomb, IL

Riverview Manor                       97%    100%   100%   100%   100%         5,639       5,599      5,522      5,235      5,111
 Fort Atkinson, WI


        SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
    IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
               HAS AN INVESTMENT(1) - Continued

                                                                                           Average Effective Annual
                                            Units Occupied As                                   Rental Per Unit
                                        Percentage of Total Units                             for the Years Ended
                                            As of December 31,                                    December 31,
 Name and Location                  ---------------------------------       -----------------------------------------------------
of Apartment Complex                1995    1994   1993   1992   1991         1995        1994       1993       1992       1991
--------------------                ----    ----   ----   ----   ----       --------    --------   --------   --------   --------
Scoville Center                       95%     99%    98%   100%    99%      $  5,220    $  5,131   $  7,794   $  4,931   $  4,698
 Beloit, WI

Second Lakewood                       96%     95%    92%    97%    95%         8,988       8,688      8,483      8,583      8,215
 Schaumburg, IL

Thornwood House                      100%    100%   100%   100%    99%         4,665       4,496      4,324      4,170      4,158
 University Park, IL

Tradewinds Terrace                    95%     99%    97%    95%    97%         4,096       4,095      4,076      3,939      4,145
 Traverse City, MI

Valley View                          100%    100%    98%   100%   100%         4,071       3,877      3,667      3,526      3,357
 Rockford, IL

Valley Vista                          94%     90%   100%    98%    98%         4,824       4,742      4,511      4,600      4,337
 Syracuse, NY

Village Apt. North                   100%    100%    99%   100%    98%         4,388       3,743      3,728      3,400      2,694
 Salt Lake City, UT

Walnut Square                         99%     99%   100%   100%   100%         3,994       4,020      4,023      4,016      3,711
 New Orleans, LA

Wellington Woods                      97%    100%   100%   100%   100%         2,854       2,645      2,600      2,563      2,541
 Clarkson, NY

Westport Village                      98%     97%    97%    98%    96%         4,595       4,406      4,110      3,597      3,841
 Freeport, IL

Wollaston Manor                       99%    100%   100%    99%   100%         5,791       5,634      5,191      4,641      4,715
 Quincy, MA
                                    ----    ----   ----   ----   ----       --------    --------   --------   --------   --------
Totals(3) 43                          97%     97%    97%    98%    98%      $  5,975    $  5,822   $  5,777   $  5,483   $  5,316
                                    ====    ====   ====   ====   ====       ========    ========   ========   ========   ========


(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 1995.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

                                     PART I
                                     -------

ITEM 1.   BUSINESS - Continued
          --------

     For additional information regarding the real estate of Local Partnerships in which the Partnership has invested, see Part IV, Schedule III - "Real Estate and Accumulated Depreciation of Local Partnerships in which Capital Realty Investors-IV Limited Partnership has Invested."

     On January 31, 1995, Southgate Apartments Company sold Southgate Apartments to a non-profit entity. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the consolidated financial statements for additional information pertaining to the sale.

     On January 5, 1996, the Partnership received $1,000 for a purchase option on its partnership interest in New Second Lakewood Associates Limited Partnership. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the consolidated financial statements for additional information pertaining to the purchase option of this partnership interest.

     On February 6, 1996, Clearfield Hills I Limited Partnership sold Clearfield Hills I to a non-profit entity. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the consolidated financial statements for additional information pertaining to the sale.

     On February 6, 1996, New Village Apartments North Limited Partnership sold Village Apartments North to a non-profit entity. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the consolidated financial statements for additional information pertaining to the sale.

     On February 27, 1996, the local general partner's plan of action regarding the sale of River Run was approved under the LIHPRHA program. The local general partner is currently seeking a qualified purchaser for the property. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the consolidated financial statements for additional information pertaining to incentives available under the LIHPRHA program.

ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partnership interests in Local Partner-ships, Capital Realty Investors-IV Limited Partnership indirectly holds an interest in the underlying real estate. See Part I, Item 1 and Schedule III of
Part IV, Item 14 for information pertaining to these properties.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     Information concerning potential future legal proceedings is contained in
Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 of the notes to financial statements in Part IV, Item 14.

                                     PART I
                                     -------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     (a) It is not anticipated that there will be any market for resale of interests in the Partnership. As a result, investors may be unable to sell or otherwise dispose of their interest in the Partnership.

     (b) As of March 11, 1996, there were approximately 7,100 registered holders of limited partnership interests in the Partnership.

     (c) For the year ended December 31, 1995, a cash distribution of $10.14 per unit of Additional Limited Partnership Interest, all of which is a return of capital on a Generally Accepted Accounting Principles basis, was paid on April 28, 1995 to investors of record as of January 31, 1995. The distribution was a result of the disposition of Southgate Apartments. No distributions were declared or paid by the Partnership during 1994. The Partnership received distributions of $845,622, and $712,622 from Local Partnerships during 1995 and 1994, respectively. Some of the Local Partnerships operate under restrictions imposed by the government agencies which limit the cash return available to the Partnership.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS - Continued
               ---------------------------

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                                                                             For the years ended December 31,
                                                         1995           1994           1993            1992           1991
                                                     ------------   ------------   ------------    ------------   ------------
Share of income (loss) from partnerships             $    245,013   $ (1,399,207)  $    (12,883)   $   (432,472)  $ (1,216,033)
Interest and other income                                 433,511        359,536        227,959         201,515        326,716
Expenses                                              (15,169,222)   (13,949,301)   (12,836,439)    (11,484,081)    (9,291,300)
Share of extraordinary gain from partnership                   --             --             --              --      1,973,138
Gain on disposition of investments in
  partnerships                                          3,055,176             --      2,693,169              --             --
                                                     ------------   ------------   ------------    ------------   ------------
Net loss                                             $(11,435,522)  $(14,988,972)  $ (9,928,194)   $(11,715,038)  $ (8,207,479)
                                                     ============   ============   ============    ============   ============
Loss allocated to Additional Limited
  Partners (97%)                                     $(11,092,457)  $(14,539,303)  $ (9,630,348)   $(11,363,587)  $ (7,961,255)
                                                     ============   ============   ============    ============   ============
Loss per unit of Additional
  Limited Partnership Interest based on
  73,500 units outstanding                           $    (150.92)  $    (197.81)  $    (131.03)   $    (154.61)  $    (108.32)
                                                     ============   ============   ============    ============   ============
Cash distribution per unit of
  Additional Limited Partnership
  Interest based on 73,500 units outstanding         $      10.14   $         --   $      21.37    $         --   $         --
                                                     ============   ============   ============    ============   ============
Total assets                                         $ 43,620,768   $ 45,061,364   $ 47,178,378    $ 50,293,562   $ 51,671,228
                                                     ============   ============   ============    ============   ============
Total remaining amounts due on investments,
  including accrued interest on purchase
  money notes, net of unamortized discount           $111,755,033   $101,039,123   $ 88,122,100    $ 79,785,068   $ 69,538,471
                                                     ============   ============   ============    ============   ============


                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                                     General
                                     -------

     The Partnership has invested, through Local Partnerships, principally in federal or state government-assisted apartment complexes intended to provide housing to low and moderate income tenants. In conjunction with such government assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

     The original investment objectives of the Partnership primarily were to deliver tax benefits, as well as cash proceeds upon disposition of the properties through the Partnership's investment in local limited partnerships. Only limited annual cash distributions from property operations were projected because of the regulatory restrictions on cash distributions from the properties.

     The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986 which virtually eliminated many of the incentives for the new construction of or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, the Managing General Partner continues to concentrate on transferring the source of investment yield from tax benefits to cash flow wherever possible and potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

     The acquisition of interests in certain Local Partnerships resulted in purchase money note obligations of the Partnership. The purchase money notes are non-recourse obligations of the Partnership which typically mature fifteen years from the dates of acquisition of the interests in particular Local Partnerships.

     The Managing General Partner has been working to develop a strategy to sell certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to nonprofit purchasers. The Managing General Partner intends to utilize part or all of the Partnership's net proceeds (after 50% distribution to limited partners) received from the sales of properties to fund reserves for paying at maturity, prepaying or purchasing prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

     Many of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of March 11, 1996, members of Congress were recommending substantial changes to the LIHPRHA program ranging from the elimination of the program to the redesigning of the

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

program. Substantial uncertainty exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program, or as to whether the program will continue at all.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties by utilizing programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or may include opportunities to refinance the property through supplemental financing. The Managing General Partner continues to monitor these programs to ascertain whether the properties would qualify within the parameters of these programs and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Many of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the Department of Housing and Urban Development (HUD) Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

     In 1990, CRI, as Managing General Partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by certain of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he cashed out of CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby have breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

(including some of the properties in which the Partnership invested), by reducing the proposed budget for 1996. The Partnership is not named as a defendant in this action. Messrs. Dockser and Willoughby have entered an answer denying all of Mr. Schwartzberg's claims. Messrs. Dockser and Willoughby have publicly responded that Mr. Schwartzberg's suit is motivated by his budget dispute with CRI and personal animosity. On February 6, 1996, CRI terminated the CMS contract for cause. Mr. Schwartzberg and CMS responded by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. A hearing in this case is scheduled for April 29, 1996. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     On February 1, 1996 and February 16, 1996, Mr. Schwartzberg sent letters to the Partnership requesting investor lists and other forms of investor information. On February 5, 1996, the Partnership, acting through its managing general partner, CRI, denied Mr. Schwartzberg's request. On February 20, 1996, counsel for the Partnership responded to Mr. Schwartzberg's second request, denying that Mr. Schwartzberg had standing or a proper purpose for requesting the investor lists. In view of Mr. Schwartzberg's solicitation efforts against other CRI-sponsored partnerships, CRI anticipates that litigation may arise from this request.


                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1995, the Partnership had approximately 7,100 investors, who subscribed to a total of 73,500 units of limited partnership interests in the original amount of $73,500,000. As of December 31, 1995, the Partnership had investments in forty-three Local Partnerships. The Partnership's liquidity, with unrestricted cash resources of $6,801,118 as of December 31, 1995, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of December 31, 1995, $44,800 of cash was restricted for future interest payments on one of the purchase money notes. As of March 11, 1996, there were no material commitments for capital expenditures. Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995, and has determined that the carrying amounts of its cash and cash equivalents and restricted cash approximate fair value.

     During 1995, 1994 and 1993 the Partnership received cash distributions of $845,622, $712,622 and $794,292, respectively, from the Local Partnerships.

     As of December 31, 1995, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $50,785,958 (exclusive of unamortized discount on purchase money notes of $23,472,463) plus accrued interest of $84,441,538, are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 matured in 1994 but have not been paid, as discussed below. Purchase money notes in an aggregate principal amount of $2,121,850, which matured in 1994, were paid off in February 1996, as discussed below. The remaining purchase money notes mature from 1997 to 2025. The purchase money note relating to Southgate Apartments Company (Southgate) totalling $2,767,000 was retired on January 31, 1995 as a result of the sale of the related property, as discussed below. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     On May 11, 1992, Southgate filed a plan of action under Title II of the Emergency Low Income Housing Preservation Act of 1987 to sell the real estate to a non-profit entity. The sale was completed on January 31, 1995. The sale price of the property of approximately $9.3 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain and a net tax gain in 1995 of $3,055,176 and $6,982,026, respectively. The Partnership distributed $745,290 (or $10.14 per Additional Limited Partner unit) on April 28, 1995 to the Additional Limited Partners as return of capital on a Generally Accepted Accounting Principles basis. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the repayment, prepayment or purchase of purchase money notes of other Local Partnerships, as discussed above. The General Partner and/or its affiliates received net fees for services relating to the sale of $186,512 on February 2, 1995.

     On May 22, 1992, Clearfield Hills I Limited Partnership filed a notice of intent to participate under the LIHPHRA program. The sale of the property was completed on February 6, 1996. The sale price of the property of approximately $3.2 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on October 30, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and will result in a net financial statement gain and a net tax gain in 1996 of approximately $1.8 million and $2.4 million, respectively. The Managing General Partner intends to retain all of the Partnership's share of the net sale proceeds for the repayment, prepayment or purchase of outstanding purchase money notes of other Local Partnerships, as discussed above. As such, the Managing General Partner and/or its affiliates received no fees for services relating to the sale.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     On March 1, 1994, New Village Apartments North filed a notice of intent to participate under the LIHPHRA program. The sale of the property was completed on February 6, 1996. The sale price of the property of approximately $2.86 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on September 27, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and will result in a net financial statement gain and a net tax gain in 1996 of approximately $2.6 million and $3.3 million, respectively. The Managing General Partner intends to retain all of the Partnership's share of the net sale proceeds for the repayment, prepayment or purchase of outstanding purchase money notes of other Local Partnerships, as discussed above. As such, the Managing General Partner and/or its affiliates received no fees for services relating to the sale.

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid.
The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of March 11, 1996, principal and accrued interest totalling $1,370,000 and $3,701,377, respectively, were due. In June 1994, an offer was made to extend the maturity date of this note to coincide with the future sale of the property under the LIHPRHA program or refinancing of the first mortgage. As of March 11, 1996, discussions with the noteholder were ongoing. There is no assurance, however, that the offer to extend the maturity date will be accepted. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Holiday Village Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     On January 5, 1996, the Managing General Partner received $1,000 for an option to purchase its limited partner interest in New Second Lakewood Associates Limited Partnership (Second Lakewood). The sale was dependent on the purchaser exercising the option by February 15, 1996 and completing the transaction by March 15, 1996. On March 15, 1996, the option holder requested an extension from the Managing General Partner of the February 15th and March 15th deadlines to April 15, 1996 and May 15, 1996, respectively. On March 20, 1996, the Managing General Partner agreed to this request and mailed an amendment to the option holder for signature. As of March 20, 1996, the Managing General Partner was awaiting the signed amendment as well as an additional $1,000 in consideration for the option extension. There is no assurance that the amendment will be signed and returned by the option holder or that the sale of the limited partner interest will ultimately occur.

     On June 30, 1993, the Managing General Partner completed the first step of a two-step sales process for the sale of the Partnership's interests in the

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Shadley and Countryside Local Partnerships. The first step of the sales process was the refinancing of the loans on the properties. The second step required for completion of the sales was to obtain approval from the Illinois Housing Development Agency and HUD. The Partnership received the required approvals for the sale of the Partnership's interest in the Shadley and Countryside Local Partnerships on September 24, 1993 and October 21, 1993, respectively. The net proceeds to the Partnership of $5,002,990 from the refinancing of the mortgage loans were received by the Partnership on July 1, 1993. The Partnership's purchase money note obligations, aggregating $2,385,000 plus accrued interest, relating to the two Local Partnerships were retired with a portion of the net proceeds. The sales resulted in an aggregate net financial statement gain of $2,693,169 and a net tax gain of approximately $6 million. The Partnership made a distribution of $1,570,695 (or $21.37 per unit) to the Additional Limited Partners on October 29, 1993 for the sale of the Partnership's interest in the Shadley and Countryside Local Partnerships. Any remaining undistributed net sales proceeds is being retained by the Partnership, as discussed above. The Managing General Partner or its affiliates received net fees for services relating to the sale of the Partnership's interest in the Shadley and Countryside Local Partnerships of $105,767 and $187,552 on October 9, 1993 and October 22, 1993, respectively.

     SFAS 107 requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership has determined that it is not practicable to estimate the fair value of the purchase money notes, either individually or in the aggregate, due to: (1) the lack of an active market for this type to financial instruments, (2) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnership, and (3) the excessive costs associated with an independent appraisal of the purchase money notes.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1995 and 1994, the receipt of distributions from Local Partnerships and the release of restricted cash equivalents were adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net loss decreased in 1995 from 1994 primarily due to the recognition of gain on the disposition of Southgate in 1995, as previously discussed. Contributing to the decrease in net loss was an increase in share of income from Local Partnerships primarily as a result of one property's accumulated losses exceeding the Partnership's basis in the related investment in Local Partnership during 1995. The Partnership does not record losses from the Local Partnerships in excess of the Partnership's investment in the respective Local Partnerships, as discussed below. Contributing to the increase in share of income from Local Partnerships was the repayment in 1995 of the Partnership's advance to the same Local Partnership discussed above, which was recorded by the Partnership as income from Local Partnerships since the Partnership's investment in the particular Local Partnership had been reduced to zero. Also contributing to the increase in share of income from Local Partnerships was a decrease in interest expense at one property, an increase in rental revenues at two properties, and a decrease in operating expenses at two

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

properties. Also contributing to the decrease in the Partnership's net loss was an increase in interest and other income as a result of higher cash balances and increased yields on investments. Partially offsetting the decrease in net loss was an increase in interest expense as a result of the amortization of the discount on the purchase money notes, as discussed below.

     The Partnership's net loss increased in 1994 from 1993 primarily due to the recognition of gain on the disposition of Shadley and Countryside in 1993, as previously discussed. Contributing to the increase in net loss was an increase in interest expense as a result of the amortization of the discount on the purchase money notes, as discussed below. Also contributing to the increase in net loss was an increase in the share of loss from Local Partnerships, primarily due to a decrease in rental revenues at certain properties relating to retroactive rent adjustments received in 1993, as well as the sale of two income producing properties in the second quarter of 1993. Partially offsetting the increase in net loss was in increase in interest and other income, primarily due to the receipt in 1994 of remaining cash flow distributions and sales proceeds from properties sold in 1993. Also partially offsetting the increase in net loss was a decrease in professional fees primarily due to the payment of 1992 expenses in 1993 and fees incurred in 1993 relating to the defense of the lawsuit that was settled in March 1994. The increase in net loss was also partially offset by a decrease in proxy solicitation costs as well as a decrease in general and administrative expenses principally relating to the payment of 1992 expenses in 1993 and a reduction in annual report printing costs.

     The purchase money notes originated from 1984 through 1985. When they were issued, the market interest rate was approximately 15%, while the stated interest rates ranged from 9 to 12%. The notes were discounted as required by Generally Accepted Accounting Principles, and a simple/compound method was used at the stated interest rate for tax purposes and the compound method at the market interest rate was used for book purposes. As the book interest is being compounded, the interest expense for book purposes will eventually surpass the interest expense for tax purposes, thereby reducing the discount and increasing the interest expense. In fiscal year 1995, all properties with purchase money notes had book interest which exceeded the tax interest. This increase in interest expense and the resulting reduction in the discount is expected to increase in future years.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the years ended December 31, 1995, 1994 and 1993 did not include losses of $1,262,820, $1,071,631 and
$1,585,460, respectively. The Partnership's net loss recognized from the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnership are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $28,777, $68,981 and $68,952 received from three, three and four Local Partnerships during 1995, 1994 and 1993, respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

     On September 30, 1995, the local general partner of Northridge Park Limited Partnership (Northridge Park) restructured its existing first mortgage. In

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

conjunction with the restructuring, the Managing General Partner restructured the related purchase money note, extending the maturity from July 31, 1999 to October 1, 2025. In addition, the interest rate on the purchase money note was lowered from 9% to 8.17%. The new maturity date and interest rate of the purchase money note are the same as the terms of Northridge Park's restructured mortgage.

     The letter of credit related to the tax-exempt bonds on Lakes of Northdale, which originally matured in June 1995, had been extended to February 15, 1996. The letter of credit fee increased from its previous level of 1% per annum to a maximum of 4% per annum in October 1995. The Managing General Partner of Lakes of Northdale is currently negotiating for the letter of credit issuer to purchase the existing tax-exempt bonds issued by the Florida Housing Finance Agency and re-market these bonds in June 1996. There is no assurance that Lakes of Northdale will be successful in its efforts. If new financing is not obtained, the letter of credit issuer could begin foreclosure proceedings on the Local Partnership's property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the purchase money notes related to Lakes of Northdale are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Lakes of Northdale not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     In 1989, Second Lakewood was experiencing rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the marketability and income of the property. The loan bears interest at 11% and is to be repaid from the property's cash flow. As of December 31, 1995 and 1994, the outstanding loan to Second Lakewood totalled $224,543 and $441,500, respectively. Accrued interest on the loan was $617 and $67,811 as of December 31, 1995 and 1994, respectively. A loan payment of $67,139 was received by the Partnership on January 16, 1996, with $65,424 and $1,715 being applied to principal and accrued interest, respectively. HUD agreed to waive the 1990 first mortgage debt-service payments so that up to $360,000 of the property's cash flow could be used to repay the loan. HUD granted a reinstatement (that is, the loan is no longer in default) of the mortgage loan as a result of the 1990 debt-service deferral, and the property resumed its original debt-service payments effective April 1, 1994. In September 1995, HUD sold the mortgage of Second Lakewood to a new mortgagee. The new mortgagee is now servicing the loan and Second Lakewood is no longer subject to HUD regulatory requirements. During the second quarter of 1993, Second Lakewood experienced substantial fire damage to 19 of a total of 219 units, resulting in four units being temporarily taken off the market. In addition, the brick facade of the building was significantly damaged. The fire was caused by an electrical transformer explosion. The property's insurance carrier covered the cost of all repairs and rental losses in excess of the $1,000 deductible which totalled $255,116. Repairs were completed during the third quarter of 1994.

     Garden Court Apartments, located in Springfield, Illinois, received a $330,000 grant from HUD to make certain improvements to the property. The local general partner of Garden Court Apartments addressed security issues as part of

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

these improvements in an effort to improve occupancy. Improvements made under this grant were completed in the fourth quarter of 1995.

     The first mortgage loan on Clearfield Hills II originally matured on October 2, 1995. The existing lender granted an extension of this loan to October 31, 1995. The Local Partnership refinanced the mortgage with a new lender on October 13, 1995. The new first mortgage principal balance of $1,513,000 carries an interest rate of 8.32% per annum. From June 26, 1995 to October 9, 1995, the Partnership advanced a total of $49,260 to Clearfield Hills
II for closing costs.   On October 13, 1995, the Partnership received $45,310
from the refinancing proceeds as partial reimbursement of these advances. The remaining $3,950 was repaid to the Partnership on December 20, 1995 upon the release of certain escrows related to the original mortgage.

     The local general partners of the following properties have each filed a notice of intent to participate under the LIHPRHA program:


              Property                  Date of Filing
         -------------------          ------------------
         Valley Vista                 November 4, 1992
         River Run                    March 15, 1993
         Cedar Point                  November 23, 1993
         Thornwood House              November 23, 1993
         Forest Park                  May 23, 1994
         Walnut Square                May 23, 1994
         Redden Gardens               December 23, 1994
         Holiday Village              January 9, 1995
         Cottonwood Park              January 23, 1995


     On February 27, 1996, the local general partner's plan of action regarding the sale of River Run was approved under the LIHPRHA program. The local general partner is currently seeking a qualified purchaser for the property. Incentives available under the LIHPRHA program are discussed above in the General section. There is no assurance that a sale or supplemental financing of River Run or any other of the above properties will occur.

     In 1994, Natick Associates (DeAngeles Manor) and Diakonia Associates
(Matthew XXV) were negotiating sales for their respective properties.    As a
result of recent Congressional scrutiny of the HUD Section 8 program, sales negotiations for these properties have been stalled. There is no assurance that a sale of either of these properties will occur.

                                    Inflation
                                    ---------

     Inflation allows for increases in rental rates, usually offsetting any higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed rate long-term financing under which real property investments were purchased. Future inflation could allow for appreciated values

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

of the Local Partnerships' properties over an extended period of time as rental revenues and replacement values gradually increase.

     The following table reflects the combined rental revenues of the Partnership's remaining forty-three properties for the five years ended December 31, 1995. Combined rental revenue amounts for years prior to 1995 have been adjusted to reflect property sales in 1995 and 1993, as discussed above.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                       For the years ended December 31,
                       1995                 1994                1993                 1992                1991
                    -----------          -----------         -----------          -----------         -----------
Combined Rental
  Revenue           $40,960,669          $38,663,701         $38,599,191          $36,665,864         $35,512,484

Annual Percentage
  Increase                        5.9%                  0.2%                5.3%               3.2%


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

     The information required by this item is contained in Part IV.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
               ACCOUNTING AND FINANCIAL DISCLOSURE
               -----------------------------------

     None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

(a), (b) and
  (c) The Partnership has no directors, executive officers or significant employees of its own.
(a), (b), (c)
  and (e) The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 59, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment complexes. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

H. William Willoughby, 49, President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Company. He holds a Juris Doctorate degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

Richard J. Palmer, 44, Senior Vice President-Chief Financial Officer. Prior to joining CRI in 1983 as Director of Tax Policy, he was a Tax Manager at Grant Thornton (formerly Alexander Grant & Company). He also served in the Tax and Audit Departments of Peat, Marwick, Main and Company (formerly Peat, Marwick, Mitchell and Company) prior to his seven years at Grant Thornton. He holds a Bachelor of Business Administration degree from the Florida Atlantic University and is also a Certified Public Accountant.















                                      III-1

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Ronald W. Thompson, 49, Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.

Susan R. Campbell, 37, Senior Vice President-CRI Realty Services. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 40, Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctorate from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c) and (d)

     The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is included in Notes 3 and 4 to the financial statements contained in Part IV, Item 14.

     Additionally, the General Partners may receive an annual distribution from the Partnership if there is cash available for distribution, as defined in the Partnership Agreement.

     The Managing General Partner is also entitled to the following payments:

     (1) Annual incentive management fee for managing the affairs and business of the Partnership in an amount not to exceed .25% of invested assets, including the Partnership's allocable share of the mortgages, payable first, in an annual amount equal to $375,000; and second, after distributions to investors in the amount of 1% of the gross proceeds

                                      III-2

                                    PART III
                                    --------

ITEM 11.  EXECUTIVE COMPENSATION - Continued
          ----------------------

          of the offering, the balance of such .25% of invested assets. Any flex subsidy mortgage loans obtained by the local managing general partner of the Local Partnerships will not be included as part of the assets upon which the Managing General Partner's incentive management fee is calculated. The annual incentive management fee amounted to $375,000 for each of the years ended December 31, 1995, 1994 and 1993.

     (2) 12% of sale and refinancing proceeds remaining after the limited partners have received a return of all their capital contributions, adjusted as provided in the Partnership Agreement, and the General Partners have received the property disposition fees described below. The General Partners may also receive a return of their capital contributions and repayment of any loans made to the Partnership. No sale or refinancing proceeds were paid to the General Partners during the years ended December 31, 1995, 1994 and 1993.

     (3) 1% of the aggregate selling prices, including any amounts previously unpaid upon prior sales of apartment complexes, payable after the limited partners have received a return of all their capital contributions, adjusted as provided in the Partnership Agreement.
          This amount and any other commissions or fees payable upon the sale of apartment complexes shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment complexes. No such amounts were paid to the General Partners during the years ended December 31, 1995, 1994 and 1993.

     (4) In addition, the Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In February 1995, the Managing General Partner and/or its affiliates received net fees for services totalling $186,512 relating to the sale of the Southgate property. No such fees were paid to the Managing General Partner and/or its affiliates during the year ending December 31, 1994. During the year ended December 31, 1993, the Managing General Partner and/or its affiliates received fees totalling $293,319 relating to the sale of the Partnership's interest in the Shadley and Countryside Local Partnerships. No fees were paid to the Managing General Partner and/or its affiliates for services performed in connection with the 1996 sales of Clearfield Hills I and New Village Apartments North.














                                      III-3

                                    PART III
                                    --------

ITEM 11.  EXECUTIVE COMPENSATION - Continued
          ----------------------

     (e)  Termination of employment and change in control arrangements.

          None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
            MANAGEMENT
            ----------

     (a)  Security ownership of certain beneficial owners.

          No person or "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding partnership units at December 31, 1995.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all units beneficially owned, as of December 31, 1995, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.


            Name of                   Amount and Nature      % of total
        Beneficial Owner           of Beneficial Ownership  Units issued
        ----------------           -----------------------  ------------
        William B. Dockser                   None                 0%
        H. William Willoughby                None                 0%
        All Directors and Officers
          as a Group (6 persons)             None                 0%

     (c)  Changes in control.

          There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership. There is a provision in the Limited Partnership
          Agreement which allows, under certain circumstances, the ability to change control.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     (a)  Transactions with management and others.

          The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of their stock ownership in CRI. Item 11 of this report, which contains a discussion of the fees and other compensation paid or

                                      III-4

                                    PART III
                                    --------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued
          ----------------------------------------------

          accrued by the Partnership to the General Partners or their affiliates, is incorporated herein by reference. Note 3 of the notes to financial statements, which contains disclosure of related party transactions, is also incorporated herein by reference.

     (b)  Certain business relationships.

          The Partnership's response to Item 13(a) is incorporated herein by reference. In addition, the Partnership has no business relationship with entities of which the officers and directors of the Managing
          General Partner of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response to Item
          13(a).

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.





































                                      III-5

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          ------------------------------------------------------
               FORM 8-K
               --------

     (a) 1.    Financial Statements                                 Page
               --------------------                                 ----

               Report of Independent Certified Public
                 Accountants - Capital Realty Investors-IV
                 Limited Partnership                                IV-4

               Reports of Independent Certified Public
                 Accountants - Local Partnerships in which
                 Capital Realty Investors-IV Limited
                 Partnership has invested                           IV-5

               Consolidated Balance Sheets as of December 31,
                 1995 and 1994                                      IV-6

               Consolidated Statements of Operations for the
                 years ended December 31, 1995, 1994 and            IV-7
                 1993

               Consolidated Statement of Changes in Partners'
                 Deficit for the years ended
                 December 31, 1995, 1994 and 1993                   IV-8

               Consolidated Statements of Cash Flows for
                 the years ended December 31, 1995, 1994
                 and 1993                                           IV-9

               Notes to Consolidated Financial Statements           IV-10

     (a) 2.    Financial Statement Schedules
               -----------------------------

               Included in Part IV of this report are the following schedules for the year ended
               December 31, 1995, which are applicable to the Local Partnerships in which Capital Realty
               Investors-IV Limited Partnership has invested:

               Report of Independent Certified Public
               Accountants on Financial Statement Schedule          IV-30

               Schedule III - Real Estate and Accumulated
                 Depreciation                                       IV-31

               The remaining schedules are omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.









                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          ------------------------------------------------------
               FORM 8-K - Continued
               --------

     (a) 3. Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K).

               Exhibit No. 3 - Articles of Incorporation and bylaws.

               a.   Certificate of Limited Partnership of Capital Realty
                    Investors-IV Limited Partnership. (Incorporated by reference from Exhibit 3 to Registrant's Registration
                    Statement on Form S-11, as amended, dated June 7, 1984.)

               Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

               a.   Limited Partnership Agreement of Capital Realty Investors-IV
                    Limited Partnership. (Incorporated by reference from Exhibit 4 to Registrant's Registration Statement on Form
                    S-11, as amended, dated June 7, 1984.)

               Exhibit No. 10 - Material Contracts

               a.   Management Services Agreement between CRI and Capital Realty
                    Investors-IV Limited Partnership. (Incorporated by reference from Exhibit No. 10(b) to the Registrant's
                    Registration Statement on Form S-11, as amended, June 7,
                    1984.)

               Exhibit No. 27 - Financial Data Schedule

               Exhibit No. 28 - Other Exhibits

               a.   Prospectus of the Partnership, dated June 12, 1985
                    (Incorporated by reference to the Registrant's Registration
                    Statement on Form S-11, as amended, dated June 7, 1984).

     (b)  Reports on Form 8-K
          -------------------

               No reports on Form 8-K were filed during the quarter ended
               December 31, 1995.

     (c)  Exhibits
          --------

               None.

     (d)  Financial Statement Schedules
          -----------------------------

               See Item (a)2, above.








                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Capital Realty Investors-IV
                                     Limited Partnership

                                   By:  C.R.I., Inc.
                                        General Partner


March 28, 1996                     /s/ William B. Dockser
-------------------                ------------------------------------
DATE                               William B. Dockser, Director
                                   Chairman of the Board,
                                     Treasurer and Principal
                                     Executive Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


March 28, 1996                     /s/ H. William Willoughby
-------------------                ------------------------------------
DATE                               H. William Willoughby
                                   Director, President and Secretary


March 28, 1996                     /s/ Richard J. Palmer
-------------------                ------------------------------------
DATE                               Richard J. Palmer
                                   Senior Vice President,
                                     Chief Financial Officer,
                                     Principal Financial and
                                     Principal Accounting Officer
































               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Partners
  Capital Realty Investors-IV Limited Partnership

     We have audited the accompanying consolidated balance sheets of Capital
Realty Investors-IV Limited Partnership as of December 31, 1995 and 1994 and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements for thirty-nine, forty and forty of the Local Partnerships for the years ended December 31, 1995, 1994 and 1993, respectively, which are accounted for as described in Note 1d. The financial statements of these Local Partnerships were audited by other auditors whose reports have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these Local Partnerships, is based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-IV
Limited Partnership as of December 31, 1995 and 1994, and the consolidated results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

                                                              Grant Thornton LLP


Vienna, VA
March 11, 1996 (except for Note 2a., as to which the date is March 20,
1996)
































              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                                  HAS INVESTED*



*    The reports of independent certified public accountants - Local
     Partnerships in which Capital Realty Investors-IV Limited Partnership has invested were filed in paper format under Form SE on March 26, 1996, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted December 21, 1995.
























                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                                                                            December 31,
                                                                                        1995             1994
                                                                                   -------------    -------------
Investments in and advances to partnerships                                        $  33,458,291    $  35,666,562
Investment in partnerships held for sale                                               1,479,864        1,872,088
Cash and cash equivalents                                                              6,801,118        5,435,555
Restricted cash                                                                           44,800          114,200
Acquisition fees, principally paid to related parties, net
  of accumulated amortization of $365,275 and $344,501,
  respectively                                                                           941,910        1,008,972
Property purchase costs, net of accumulated amortization
  of $348,023 and $332,102, respectively                                                 880,553          953,982
Other assets                                                                              14,232           10,005
                                                                                   -------------    -------------
     Total assets                                                                  $  43,620,768    $  45,061,364
                                                                                   =============    =============

                     LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                 $  27,313,495    $  24,890,860
Accrued interest payable                                                              84,441,538       76,148,263
Accounts payable and accrued expenses                                                    116,689           92,383
                                                                                   -------------    -------------
     Total liabilities                                                               111,871,722      101,131,506
                                                                                   -------------    -------------
Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                                                       2,000            2,000
    Limited Partners                                                                  73,501,500       73,501,500
                                                                                   -------------    -------------
                                                                                      73,503,500       73,503,500
  Less:
    Accumulated distributions to partners                                             (3,452,583)      (2,707,293)
    Offering costs                                                                    (7,562,894)      (7,562,894)
    Accumulated losses                                                              (130,738,977)    (119,303,455)
                                                                                   -------------    -------------
     Total partners' deficit                                                         (68,250,954)     (56,070,142)
                                                                                   -------------    -------------
     Total liabilities and partners' deficit                                       $  43,620,768    $  45,061,364
                                                                                   =============    =============








                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For the years ended December 31,
                                                           1995               1994                1993
                                                       ------------       ------------        ------------
Share of income (loss) from partnerships               $    245,013       $ (1,399,207)       $    (12,883)
                                                       ------------       ------------        ------------
Other revenue and expenses:
Revenue
  Interest and other income                                 433,511            359,536             227,959
                                                       ------------       ------------        ------------
Expenses
  Interest                                               14,418,899         13,238,386          11,893,187
  Management fee                                            375,000            375,000             375,000
  Professional fees                                         101,361            117,503             224,175
  General and administrative                                207,778            148,861             196,373
  Amortization                                               66,184             69,551              68,693
  Proxy solicitation                                             --                 --              79,011
                                                       ------------       ------------        ------------
                                                         15,169,222         13,949,301          12,836,439
                                                       ------------       ------------        ------------
  Total other revenue and expenses                      (14,735,711)       (13,589,765)        (12,608,480)
                                                       ------------       ------------        ------------
Loss before gain on disposition
  of investments in partnerships                        (14,490,698)       (14,988,972)        (12,621,363)

Gain on disposition of investments in
  partnerships                                            3,055,176                 --           2,693,169
                                                       ------------       ------------        ------------
Net loss                                               $(11,435,522)      $(14,988,972)       $ (9,928,194)
                                                       ============       ============        ============
Loss allocated to General Partners (1.51%)             $   (172,676)      $   (226,333)       $   (149,916)
                                                       ============       ============        ============
Loss allocated to Initial and Special Limited
  Partners (1.49%)                                     $   (170,389)      $   (223,336)       $   (147,930)
                                                       ============       ============        ============
Loss allocated to Additional Limited
  Partners (97%)                                       $(11,092,457)      $(14,539,303)       $ (9,630,348)
                                                       ============       ============        ============
Loss per unit of Additional Limited Partnership
  Interest based on 73,500 units outstanding           $    (150.92)      $    (197.81)       $    (131.03)
                                                       ============       ============        ============













                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

               For the years ended December 31, 1995, 1994 and 1993


                                                      Initial and
                                                        Special       Additional
                                       General          Limited         Limited
                                       Partners         Partners        Partners           Total
                                      -----------     -----------     ------------     ------------
Partners' deficit,
  January 1, 1993                     $(1,440,396)    $(1,421,790)    $(26,720,095)    $(29,582,281)

  Distribution of $21.37
    per Additional Limited
    Partnership Interest                      --               --       (1,570,695)      (1,570,695)

  Net loss                               (149,916)       (147,930)      (9,630,348)      (9,928,194)
                                      -----------     -----------     ------------     ------------
Partners' deficit,
  December 31, 1993                    (1,590,312)     (1,569,720)     (37,921,138)     (41,081,170)

  Net loss                               (226,333)       (223,336)     (14,539,303)     (14,988,972)
                                      -----------     -----------     ------------     ------------
Partners' deficit,
  December 31, 1994                    (1,816,645)     (1,793,056)     (52,460,441)     (56,070,142)

Distribution of $10.14
  per Additional Limited
  Partnership Interest                         --              --         (745,290)        (745,290)

  Net loss                               (172,676)       (170,389)     (11,092,457)     (11,435,522)
                                      -----------     -----------     ------------     ------------
Partners' deficit,
  December 31, 1995                   $(1,989,321)    $(1,963,445)    $(64,298,188)    $(68,250,954)
                                      ===========     ===========     ============     ============



















                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the years ended December 31,
                                                                                  1995             1994             1993
                                                                              ------------     ------------     ------------
Cash flows from operating activities:
  Net loss                                                                    $(11,435,522)    $(14,988,972)    $ (9,928,194)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Share of (income) loss from partnerships                                      (245,013)       1,399,207           12,883
    Payment of purchase money note interest                                       (342,518)        (346,806)        (361,924)
    Decrease (increase) in accrued interest receivable
      on advances to partnerships                                                   67,192          (48,565)        (158,999)
    Amortization of discount on purchase money notes                             3,255,277        2,784,342        1,959,146
    Amortization of deferred costs                                                  66,184           69,551           68,693
    Gain on disposition of investment in
      partnerships                                                              (3,055,176)              --       (2,693,169)
    Payment of disposition fees                                                         --               --         (293,319)
    Changes in assets and liabilities:
      (Increase) decrease in other assets                                           (4,227)          (2,068)          16,156
      Increase in accrued interest payable                                      11,163,622       10,454,046        9,990,053
      Increase (decrease) in accounts payable                                       24,306          (45,065)          46,673
                                                                              ------------     ------------     ------------

      Net cash used in operating activities                                       (505,875)        (724,330)      (1,342,001)
                                                                              ------------     ------------     ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                       845,622          712,622          794,292
  Payment to purchase money note sinking fund                                       (5,600)              --           (5,600)
  Release of restricted cash equivalents                                            75,000           67,225               --
  Repayment of advances to partnerships                                            216,958           61,756           43,069
  Sale of short-term investments                                                        --               --        1,800,000
  Net proceeds from disposition of investment
    in partnership                                                               1,495,721               --        5,002,990
                                                                              ------------     ------------     ------------

      Net cash provided by investing activities                                  2,627,701          841,603        7,634,751
                                                                              ------------     ------------     ------------

Cash flows from financing:
  Payment of purchase money note principal                                         (10,973)              --               --
  Distribution to Additional Limited Partners                                     (745,290)              --       (1,570,695)
  Pay-off of purchase money note                                                        --               --       (1,500,000)
                                                                              ------------     ------------     ------------

      Net cash used in financing activities                                       (756,263)              --       (3,070,695)
                                                                              ------------     ------------     ------------
Net increase in cash and cash equivalents                                        1,365,563          117,273        3,222,055

Cash and cash equivalents, beginning of year                                     5,435,555        5,318,282        2,096,227
                                                                              ------------     ------------     ------------
Cash and cash equivalents, end of year                                        $  6,801,118     $  5,435,555     $  5,318,282
                                                                              ============     ============     ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-IV Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983 and shall continue until December 31, 2038 unless sooner dissolved in accordance with the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding a limited partnership interest in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted or conventionally financed apartment complexes located throughout the United States, which provide housing principally to the elderly and to individuals and families of low or moderate income.

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. The Initial Limited Partner of the Partnership is Rockville Pike Associates Limited Partnership-IV, a limited partnership which includes certain officers and former employees of CRI or its affiliates. The Special Limited Partner of the Partnership is Two Broadway Associates-III, a limited partnership comprised of an affiliate and employees of Merrill Lynch, Pierce, Fenner and Smith, Incorporated.

          The Partnership sold 73,500 units at $1,000 per unit of Additional Limited Partnership Interest through a public offering. The offering period was terminated on August 31, 1984.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

     c.   Principles of consolidation
          ---------------------------

          These financial statements include the accounts of three intermediary limited partnerships which have invested in three Local Partnerships which own and operate government-assisted or conventionally financed apartment complexes.

     d.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1995 and 1994, the Partnership's share of cumulative losses of ten and eleven, respectively, of the Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $14,737,878 and $13,617,817, respectively. Since the Partnership has no further obligation to advance funds or provide financing

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - Continued

     to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements. As of December 31, 1995 and 1994, cumulative cash distributions of approximately $215,048 and $186,271, respectively, have been received from Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

     e.   Fair value of financial instruments
          -----------------------------------

          Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995.

     f.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all money market funds, time and demand deposits, repurchase agreements, commercial paper and certificates of deposit with original maturities of three months or less. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value.

     g.   Restricted cash
          ---------------

          Restricted cash consists of cash restricted for future interest payments on one of the purchase money notes. The Partnership has determined that the carrying amount of its restricted cash approximates fair value.

     h.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of limited partnership interests. Such costs were recorded as a reduction of partners' capital when incurred.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - Continued

     i.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his personal income tax return his share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision (credit) has been made for income taxes in these consolidated financial statements.

     j.   Use of estimates
          ----------------

          In preparing financial statements in conformity with generally accepted accounting principles, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     k.   Asset held for sale
          -------------------

          On February 6, 1996, the local general partners of Clearfield Hills I Limited Partnership and New Village Apartments North sold their respective properties to non-profit entities. Accordingly, the Partnership's investments in these Local Partnerships were classified as investments held for sale on the consolidated balance sheet as of December 31, 1995. On January 31, 1995, the local general partners of Southgate Apartments Company sold the property to a non-profit entity. Accordingly, the Partnership's investment in this Local Partnership was classified as an investment held for sale on the consolidated balance sheet as of December 31, 1994. Assets held for sale are not recorded in excess of their estimated net realizable value.

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of December 31, 1995 and 1994, the Partnership had limited partnership interests in forty-three and forty-four limited partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment complexes which provide housing principally to the elderly and to individuals and families of low or moderate income. The remaining principal amounts due on investments in the Local Partnerships at December 31, 1995 and 1994 are as follows:

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                                              1995           1994
                                          ------------   ------------
          Purchase money notes due:
            1994                          $  3,491,850   $  3,491,850
            1997                             1,330,000      1,330,000
            1999                            43,299,108     46,495,231
            2000                             2,165,000      2,165,000
            Thereafter                         500,000             --

          Less unamortized discount        (23,472,463)   (28,591,221)
                                          ------------   ------------
                                          $ 27,313,495   $ 24,890,860
                                          ============   ============

          The purchase money notes have stated interest rates ranging from 9% to 12.3%, certain of which are compounded annually. Unamortized discounts are based upon imputed interest at 15% to reflect market interest rates which prevailed when the notes were issued. The resulting discount has been recorded by the Partnership and is being amortized to interest expense over the life of the respective purchase money notes using the effective interest method. The purchase money notes are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 matured in 1994 but have not been paid, as discussed below. Purchase money notes in an aggregate principal amount of $2,121,850, which matured in 1994, were paid off in February 1996, as discussed below. The remaining purchase money notes mature from 1997 to 2025. The purchase money note relating to Southgate Apartments Company (Southgate) totalling $2,767,000 was retired on January 31, 1995 as a result of the sale of the related property, as discussed below. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 1995, 1994 and 1993 was $14,418,899, $13,238,386
     and $11,893,187, respectively. The accrued interest on the purchase money notes of $84,441,538 and $76,148,263 as of December 31, 1995 and 1994,
     respectively, is due on the respective maturity dates of the purchase money

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     notes or earlier, if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements.

          On May 11, 1992, Southgate filed a plan of action under Title II of the Emergency Low Income Housing Preservation Act of 1987 to sell the real estate to a non-profit entity. The sale was completed on January 31, 1995. The sale price of the property of approximately $9.3 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain and a net tax gain in 1995 of $3,055,176 and $6,982,026, respectively. The Partnership distributed $745,290 (or $10.14 per Additional Limited Partner unit) on April 28, 1995 to the Additional Limited Partners as return of capital on a Generally Accepted Accounting Principles basis. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the repayment, prepayment or purchase of purchase money notes of other Local Partnerships, as discussed above. The General Partner and/or its affiliates received net fees for services relating to the sale of $186,512 on February 2, 1995.

          On May 22, 1992, Clearfield Hills I Limited Partnership filed a notice of intent to participate under the LIHPHRA program. The sale of the property was completed on February 6, 1996. The sale price of the property of approximately $3.2 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on October 30, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and will result in a net financial statement gain and a net tax gain in 1996 of approximately $1.8 million and $2.4 million, respectively. The Managing General Partner intends to retain all of the Partnership's share of the net sale proceeds for the repayment, prepayment or purchase of outstanding purchase money notes of other Local Partnerships, as discussed above. As such, the Managing General Partner and/or its affiliates received no fees for services relating to the sale.

          On March 1, 1994, New Village Apartments North filed a notice of intent to participate under the LIHPHRA program. The sale of the property was completed on February 6, 1996. The sale price of the property of approximately $2.86 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on September 27, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and will result in a net financial statement gain and a net tax gain in 1996 of approximately $2.6 million and $3.3 million, respectively. The Managing General Partner intends to retain all of the Partnership's share of the net sale proceeds for the repayment, prepayment or purchase of outstanding purchase money notes of other Local Partnerships, as discussed above. As such, the Managing General Partner and/or its affiliates received no fees for services relating to the sale.

          The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of March 11, 1996, principal and accrued interest totalling $1,370,000 and $3,701,377, respectively,

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     were due. In June 1994, an offer was made to extend the maturity date of this note to coincide with the future sale of the property under the LIHPRHA program or refinancing of the first mortgage. As of March 11, 1996, discussions with the noteholder were ongoing. There is no assurance, however, that the offer to extend the maturity date will be accepted. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Holiday Village Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

          On January 5, 1996, the Managing General Partner received $1,000 for an option to purchase its limited partner interest in New Second Lakewood Associates Limited Partnership (Second Lakewood). The sale was dependent on the purchaser exercising the option by February 15, 1996 and completing the transaction by March 15, 1996. On March 15, 1996, the option holder requested an extension from the Managing General Partner of the February 15th and March 15th deadlines to April 15, 1996 and May 15, 1996, respectively. On March 20, 1996, the Managing General Partner agreed to this request and mailed an amendment to the option holder for signature. As of March 20, 1996, the Managing General Partner was awaiting the signed amendment as well as an additional $1,000 in consideration for the option extension. There is no assurance that the amendment will be signed and returned by the option holder or that the sale of the limited partner interest will ultimately occur.


          On June 30, 1993, the Managing General Partner completed the first step of a two-step sales process for the sale of the Partnership's interests in the Shadley and Countryside Local Partnerships. The first step of the sales process was the refinancing of the loans on the properties. The second step required for completion of the sales was to obtain approval from the Illinois Housing Development Agency and HUD. The Partnership received the required approvals for the sale of the Partnership's interest in the Shadley and Countryside Local Partnerships on September 24, 1993 and October 21, 1993, respectively. The net proceeds to the Partnership of $5,002,990 from the refinancing of the mortgage loans were received by the Partnership on July 1, 1993. The Partnership's purchase money note obligations, aggregating $2,385,000 plus accrued interest, relating to the two Local Partnerships were retired with a portion of the net proceeds.
     The sales resulted in an aggregate net financial statement gain of $2,693,169 and a net tax gain of approximately $6 million. The Partnership made a distribution of $1,570,695 (or $21.37 per unit) to the Additional Limited Partners on October 29, 1993 for the sale of the Partnership's interest in the Shadley and Countryside Local Partnerships. Any remaining undistributed net sales proceeds is being retained by the Partnership, as discussed above. The Managing General Partner or its affiliates received

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     net fees for services relating to the sale of the Partnership's interest in the Shadley and Countryside Local Partnerships of $105,767 and $187,552 on October 9, 1993 and October 22, 1993, respectively.

     b.   Interests in profits, losses and cash distributions
          ---------------------------------------------------

          The Partnership has a 94.99% to 99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invests in the Local Partnership. The Partnership received cash distributions from the rental operations of the Local Partnerships totalling $845,622, $712,622 and $794,292 during the years ended December 31, 1995, 1994 and 1993, respect-ively. As of December 31, 1995 and 1994, thirty-one and thirty-two, respectively, of the Local Partnerships had surplus cash, as defined by their respective agencies, in the amount of $3,144,436 and $2,731,352, respectively, which is available for distribution in accordance with their respective agency's regulations.

          The cash distributions to the Partnership from the operations of the rental properties may be limited by Department of Housing and Urban Development (HUD) regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property.

          Upon sale, refinancing or liquidation of each Local Partnership, the proceeds from the sale, refinancing or liquidation shall be distributed in accordance with the provisions of the respective Local Partnership's partnership agreement. In accordance with such provisions, the Partnership would receive from such proceeds its percentage interest of any remaining proceeds, after payment of (1) all debts and liabilities of the Local Partnership and certain other items, (2) the Partnership's capital contributions plus certain specified amounts as outlined in the respective Local Partnership's partnership agreement, and (3) certain special distributions to the general partners and related entities of the Local Partnership.

     c.   Property matters
          ----------------

          The following table reflects the amounts of advances made to the Local Partnerships as of December 31, 1995 and 1994.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued


          Local Partnership                   1995           1994
          -----------------               ------------   ------------
          Lakes of Northdale:
            Principal amount of
              funds advanced              $     54,500   $     54,500
            Accrued interest on
              advances                              --             --

          Second Lakewood:
            Principal amount of
              funds advanced                   224,543        441,500
            Accrued interest on
              advances                             617         67,811
                                          ------------   ------------
               Totals                     $    279,660   $    563,811
                                          ============   ============

          The letter of credit related to the tax-exempt bonds on Lakes of Northdale, which originally matured in June 1995, had been extended to February 15, 1996. The letter of credit fee increased from its previous level of 1% per annum to a maximum of 4% per annum in October 1995. The Managing General Partner of Lakes of Northdale is currently negotiating for the letter of credit issuer to purchase the existing tax-exempt bonds issued by the Florida Housing Finance Agency and re-market these bonds in June 1996. There is no assurance that Lakes of Northdale will be successful in its efforts. If new financing is not obtained, the letter of credit issuer could begin foreclosure proceedings on the Local Partnership's property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the purchase money notes related to Lakes of Northdale are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Lakes of Northdale not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

          In 1989, Second Lakewood was experiencing rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the marketability and income of the property. The loan bears interest at 11% and is to be repaid from the property's cash flow. As of December 31, 1995 and 1994, the outstanding loan to Second Lakewood totalled $224,543 and $441,500, respectively. Accrued interest on the loan was $617 and $67,811 as of December 31, 1995 and 1994, respectively. A loan payment of $67,139 was received by the Partnership on January 16, 1996, with $65,424 and $1,715 being applied to principal and accrued interest, respectively. HUD agreed to waive the 1990 first mortgage debt-service payments so that up to $360,000 of the property's cash flow could be used to repay the loan. HUD granted a reinstatement (that is, the loan

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     is no longer in default) of the mortgage loan as a result of the 1990 debt-service deferral, and the property resumed its original debt-service payments effective April 1, 1994. In September 1995, HUD sold the mortgage of Second Lakewood to a new mortgagee. The new mortgagee is now servicing the loan and Second Lakewood is no longer subject to HUD regulatory requirements. During the second quarter of 1993, Second Lakewood experienced substantial fire damage to 19 of a total of 219 units, resulting in four units being temporarily taken off the market. In addition, the brick facade of the building was significantly damaged. The fire was caused by an electrical transformer explosion. The property's insurance carrier covered the cost of all repairs and rental losses in excess of the $1,000 deductible which totalled $255,116. Repairs were completed during the third quarter of 1994.

          On September 30, 1995, the local general partner of Northridge Park Limited Partnership (Northridge Park) restructured its existing first mortgage. In conjunction with the restructuring, the Managing General Partner restructured the related purchase money note, extending the maturity from July 31, 1999 to October 1, 2025. In addition, the interest rate on the purchase money note was lowered from 9% to 8.17%. The new maturity date and interest rate of the purchase money note are the same as the terms of Northridge Park's restructured mortgage.

          The first mortgage loan on Clearfield Hills II originally matured on October 2, 1995. The existing lender granted an extension of this loan to October 31, 1995. The Local Partnership refinanced the mortgage with a new lender on October 13, 1995. The new first mortgage principal balance of $1,513,000 carries an interest rate of 8.32% per annum. From June 26, 1995 to October 9, 1995, the Partnership advanced a total of $49,260 to
     Clearfield Hills II for closing costs.   On October 13, 1995, the
     Partnership received $45,310 from the refinancing proceeds as partial reimbursement of these advances. The remaining $3,950 was repaid to the Partnership on December 20, 1995 upon the release of certain escrows related to the original mortgage.

          Garden Court Apartments, located in Springfield, Illinois, received a $330,000 grant from HUD to make certain improvements to the property. The local general partner of Garden Court Apartments addressed security issues as part of these improvements in an effort to improve occupancy. Improvements made under this grant were completed in the fourth quarter of 1995.

          In 1993, the Illinois Housing Development Agency issued new bonds to refund the 1983 Series A bonds that financed Fairway Park Apartments. As a result of the issuance of the new bonds, the interest rate was reduced from 10.3% to 7.4% annually.

          Many of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale or refinancing, subject to numerous requirements, under the LIHPRHA program. This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives available under LIHPRHA include selling the property to qualified buyers or obtaining supplemental financing for the property. As of March 11, 1996, members of Congress were recommending substantial changes to the LIHPRHA program

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     ranging from the elimination of the program to the redesigning of the program. Substantial uncertainty exists as to whether any properties which have already filed the notice of intent to participate under LIHPRHA will qualify under a redesigned program, or as to whether the program will continue at all.

          The local general partners of the following properties have each filed a notice of intent to participate under the LIHPRHA program:


               Property                        Date of Filing
          -------------------                ------------------
          Valley Vista                       November 4, 1992
          River Run                          March 15, 1993
          Cedar Point                        November 23, 1993
          Thornwood House                    November 23, 1993
          Forest Park                        May 23, 1994
          Walnut Square                      May 23, 1994
          Redden Gardens                     December 23, 1994
          Holiday Village                    January 9, 1995
          Cottonwood Park                    January 23, 1995


          On February 27, 1996, the local general partner's plan of action regarding the sale of River Run was approved under the LIHPRHA program. The local general partner is currently seeking a qualified purchaser for the property. There is no assurance that a sale or supplemental financing of River Run or any other of the above properties will occur.

          Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties by utilizing programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or may include opportunities to refinance the property through supplemental financing. The Managing General Partner continues to monitor these programs to ascertain whether the properties would qualify within the parameters of these programs and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

          In 1994, Natick Associates (DeAngeles Manor) and Diakonia Associates (Matthew XXV) were negotiating sales for their respective properties. As a result of recent Congressional scrutiny of the HUD Section 8 program, sales negotiations for these properties have been stalled. There is no assurance that a sale of either of these properties will occur.

     d.   Summarized financial information
          --------------------------------

          Summarized financial information for the Local Partnerships as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993 is as follows:

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued


                     COMBINED BALANCE SHEETS

                                                                                          December 31,
                                                                                     1995             1994
                                                                                 ------------     ------------
     Rental property, at cost, net of accumulated depreciation
       of $89,244,173 and $83,255,939, respectively                              $136,070,343     $143,521,946
     Land                                                                          16,511,777       18,183,829
     Other assets                                                                  32,843,388       29,881,099
                                                                                 ------------     ------------
         Total assets                                                            $185,425,508     $191,586,874
                                                                                 ============     ============

     Mortgage notes payable                                                      $139,505,158     $142,522,596
     Other liabilities                                                             24,425,791       24,428,048
                                                                                 ------------     ------------
         Total liabilities                                                        163,930,949      166,950,644

     Partners' capital                                                             21,494,559       24,636,230
                                                                                 ------------     ------------
         Total liabilities and partners' capital                                 $185,425,508     $191,586,874
                                                                                 ============     ============


                      COMBINED STATEMENTS OF OPERATIONS

                                                                       For the years ended December 31,
                                                                    1995             1994             1993
                                                                ------------     ------------     ------------
Revenue:
  Rental                                                        $ 40,960,669     $ 39,885,653     $ 40,768,818
  Other income, principally interest                               2,450,769        1,872,739        1,969,007
                                                                ------------     ------------     ------------
     Total revenue                                                43,411,438       41,758,392       42,737,825
                                                                ------------     ------------     ------------
Expenses:
  Operating and other                                             28,457,155       27,084,843       26,480,057
  Interest                                                         7,987,695        8,741,795        9,489,060
  Depreciation                                                     8,130,495        8,275,946        8,394,269
  Amortization                                                        38,266           34,684           35,000
                                                                ------------     ------------     ------------
     Total expenses                                               44,613,611       44,137,268       44,398,386
                                                                ------------     ------------     ------------
Net loss                                                        $ (1,202,173)    $ (2,378,876)    $ (1,660,561)
                                                                ============     ============     ============


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     e.   Reconciliation of the Local Partnerships' financial statement
          -------------------------------------------------------------
               net loss to income tax loss
               ---------------------------

          For federal income tax purposes, the Local Partnerships report on a basis whereby: (1) certain revenue and the related assets are recorded when received rather than when earned; (2) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (3) a shorter life is used to compute depreciation of the property for tax purposes as permitted by Internal Revenue Service (IRS) regulations. These returns are subject to audit and, therefore, possible adjustment by the IRS.

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to the income tax loss for the years ended December 31, 1995, 1994 and 1993 is as follows:

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                                                                       For the years ended December 31,
                                                                    1995             1994             1993
                                                                ------------     ------------     ------------
Financial statement net loss                                    $ (1,202,173)    $ (2,378,876)    $ (1,660,561)

Adjustments:

  Additional tax depreciation using accelerated methods,
  net of depreciation on construction period expenses
  capitalized for financial statement purposes                    (4,065,659)      (4,405,027)      (4,524,694)

  Miscellaneous, net                                                 354,880          (15,786)        (795,019)
                                                                ------------     ------------     ------------
Income tax loss                                                 $ (4,912,952)    $ (6,799,689)    $ (6,980,274)
                                                                ============     ============     ============

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the interests in the Local Partnerships. The fee amounted to $1,470,000 which is equal to 2% of the Additional Limited Partners' capital contributions to the Partnership. The acquisition fee was capitalized and is being amortized over a forty-year period using the straight-line method.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. For the years ended December 31, 1995, 1994 and 1993, the Partnership paid $132,284, $109,488 and $94,002, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the consolidated statements of operations as general and administrative expenses.

     The amount of the Management Fee shall not exceed .25% of invested assets, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year, as follows:

     a. First, on a monthly basis as an operating expense before any distributions to limited partners in an annual amount equal to $375,000, and

     b. Second, after distributions to the limited partners in the amount of 1% of the gross proceeds of the offering, the balance of such .25% of invested assets.

     For each of the years ended December 31, 1995, 1994 and 1993, the Part-nership paid the Managing General Partner a Management Fee of $375,000. See
Note 4 for additional fees paid to the Managing General Partner and/or its affiliates.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   RELATED-PARTY TRANSACTIONS - Continued

     From April 1990 to January 1994, CRICO Management Corporation (CRICO), an affiliate of the Managing General Partner provided consulting, accounting and other services to Second Lakewood. Fees paid or accrued to CRICO for these services amounted to $8,217 for the month ended January 31, 1994. Fees paid or accrued were $96,970 for the year ended December 31, 1993. On February 1, 1994, CRICO contributed its consulting contracts and personnel to CAPREIT Residential Corporation (CAPREIT). CAPREIT was formed by CRI but is not currently owned or controlled by CRI and/or its affiliates. On April 12, 1995, HUD approved CAPREIT as the new management agent.

     The Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of the investment in a Local Partnership or the property its owns. The payment of the fee is subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates received net fees for services relating to the sale of the Southgate property of $186,512 on February 2, 1995. No such fees were paid to the Managing General Partner and/or its affiliates during the year ending December 31, 1994. During the year ended December 31, 1993, the Managing General Partner and/or its affiliates received fees totalling $293,319 relating to the sale of the Partnership's interest in the Shadley and Countryside Local Partnerships. No fees were paid to the Managing General Partner and/or its affiliates for services performed in connection with the 1996 sales of Clearfield Hills I and New Village Apartments North.

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

     All profits and losses prior to the first date on which Additional Limited Partners were admitted were allocated 98.49% to the Initial Limited Partner and 1.51% to the General Partners. Upon admission of the Special Limited Partner and the Additional Limited Partners, the interest of the Initial Limited Partner was reduced to .49%. The interest of the Additional Limited Partners is 97% and the interest of the Special Limited Partner is 1%.

     The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the projects or their rental properties which are not reinvested shall be distributed and applied as follows:

        (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliates, such debts and liabilities, in the case of a non-liquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
       (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
      (iii) except in the case of a refinancing, to each partner in an amount equal to the positive balance in his capital account as of the date of the sale, adjusted for operations and distributions to that date, but before allocation of any profits for tax purposes realized from such sale and allocated pursuant to the Partnership

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

               Agreement;
       (iv) to the limited partners (A) an aggregate amount of proceeds from sale or refinancing and all prior sales or refinancing equal to their capital contributions, without reduction for prior cash distributions other than prior distributions of sale and refinancing proceeds, plus (B) an additional amount equal to a cumulative non-compounded 6% return on each limited partner's capital contribution, reduced, but not below zero, by (1) an annual amount equal to 50% of the losses for tax purposes plus tax credits allocated to such limited partner and (2) distributions of net cash flow to each limited partner, such return, losses for tax purposes and net cash flow distributions commencing on the first day of the month in which the capital contribution was made;
        (v) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate of the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
       (vi) to the General Partners in the amount of their capital contributions;
      (vii) thereafter, for their services to the Partnership, in equal shares to certain general partners, (or their designees) an aggregate fee of 1% of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such 1% fee was not paid to the General Partners or their designees; and,
     (viii) the remainder, 12% in the aggregate to the General Partners (or their assignees), 3% to the Special Limited Partner and 85% in the aggregate to the Initial Limited Partner and the Additional Limited Partners (or their assignees) in accordance with their respective partnership interests.

     Fees payable to certain general partners (or their designees) under (vii) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment complexes, shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment complexes.

     In addition, the Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In February 1995, the Managing General Partner and/or its affiliates received net fees for services totalling $186,512 relating to the sale of the Southgate property. No such fees were paid to the Managing General Partner and/or its affiliates during the year ending December 31, 1994. During the year ended December 31, 1993, the Managing General Partner and/or its affiliates received fees totalling $293,319 relating to the sale of the Partnership's interest in the Shadley and Countryside Local Partnerships. No fees were paid to the Managing General Partner and/or its affiliates for services performed in connection with the 1996 sales of Clearfield Hills I and New Village Apartments North.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

Additional Limited Partners, 1% to the Special Limited Partner, .49% to the Initial Limited Partner and 1.51% in the aggregate to the General Partners after payment of the Management Fee (see Note 4), as specified in the Partnership Agreement. As defined in the Partnership Agreement, prior to the establishment of any reserves as necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had cash available for distribution of approximately $315,000, $33,000 and $0, for the years ended December 31, 1995, 1994 and 1993, respectively. The Partnership made a distribution of approximately $745,000 (or $10.14 per unit) to the Additional Limited Partners on April 28, 1995 for the sale of the Partnership's interest in the Southgate Local Partnership. No distributions were declared or paid during 1994 because any cash available for distribution is currently being retained by the Partnership, as previously discussed. The Partnership made a distribution of approximately $1,570,000 (or $21.37 per unit) to the Additional Limited Partners on October 29, 1993 for the sale of the Partnership's interest in Shadley and Countryside Local Partnerships.

5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET LOSS TO INCOME TAX LOSS

     For federal income tax purposes, the Partnership reports on a basis whereby: (1) certain expenses are amortized rather than expensed when incurred;
(2) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations and (3) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2e), including losses in excess of related investment amounts. In addition, adjustments arising from the imputation of interest on the Partnership's purchase money notes for financial reporting purposes are eliminated for income tax purposes (see Note 2a). These returns are subject to audit and, therefore, possible adjustment by the IRS.

     A reconciliation of the Partnership's financial statement net loss to the income tax loss for the years ended December 31, 1995, 1994 and 1993 is as follows:

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET LOSS TO INCOME TAX LOSS - Continued


                                                                              For the years ended December 31,
                                                                           1995             1994             1993
                                                                       ------------     ------------     ------------
Financial statement net loss                                           $(11,435,522)    $(14,988,972)    $ (9,928,194)

Adjustments:
  Difference between the income tax losses and
     financial statement losses related to the
     Partnership's equity in the Local Partnerships'
     losses (see Note 2e)                                                   (35,570)      (5,357,018)      (6,664,597)

  Gain on disposition of investment in partnership
    (see note 2a)                                                        (1,348,430)              --        3,082,314

  Costs amortized over a shorter period for income
    tax purposes                                                           (141,189)        (143,862)        (147,915)

  Difference in interest expense due to interest
    for consolidated partnerships and imputed
    interest                                                              3,927,594        2,649,591        1,922,697
                                                                       ------------     ------------     ------------
Income tax loss                                                        $ (9,033,117)    $(17,840,261)    $(11,735,695)
                                                                       ============     ============     ============

6.   CONTINGENCIES

     In 1990, CRI, as Managing General Partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by certain of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he cashed out of CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby have breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested), by

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   CONTINGENCIES - Continued

reducing the proposed budget for 1996. The Partnership is not named as a defendant in this action. Messrs. Dockser and Willoughby have entered an answer denying all of Mr. Schwartzberg's claims. Messrs. Dockser and Willoughby have publicly responded that Mr. Schwartzberg's suit is motivated by his budget dispute with CRI and personal animosity. On February 6, 1996, CRI terminated the CMS contract for cause. Mr. Schwartzberg and CMS responded by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. A hearing in this case is scheduled for April 29, 1996. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     On February 1, 1996 and February 16, 1996, Mr. Schwartzberg sent letters to the Partnership requesting investor lists and other forms of investor information. On February 5, 1996, the Partnership, acting through its managing general partner, CRI, denied Mr. Schwartzberg's request. On February 20, 1996, counsel for the Partnership responded to Mr. Schwartzberg's second request, denying that Mr. Schwartzberg had standing or a proper purpose for requesting the investor lists. In view of Mr. Schwartzberg's solicitation efforts against other CRI-sponsored partnerships, CRI anticipates that litigation may arise from this request.

                          FINANCIAL STATEMENT SCHEDULE

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
              -----------------------------------------------------
                          FINANCIAL STATEMENT SCHEDULE
                          -----------------------------


To the Partners
Capital Realty Investors-IV Limited Partnership


     In connection with our audit of the consolidated financial statements of Capital Realty Investors-IV Limited Partnership referred to in our report dated March 11, 1996 (except for Note 2a., as to which the date is March 20, 1996), which is included in this Form 10-K, we have also audited Schedule III as of December 31, 1995, 1994 and 1993. We did not audit the financial statements for thirty-nine, forty and forty of the Local Partnerships in 1995, 1994 and 1993, respectively, which are accounted for as described in Note 1d. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                             Grant Thornton LLP



Vienna, VA
March 11, 1996

         CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

    SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
 LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED
                    PARTNERSHIP HAS INVESTED

                       December 31, 1995


       COL. A                  COL. B                   COL. C                                    COL. D
--------------------          -------      -------------------------------           -------------------------------
                                                       Initial                             Costs Capitalized
                                                    Cost to Local                              Subsequent
                                                     Partnership                             to Acquisition
                                           -------------------------------           -------------------------------
                                                                 Building
    Description               Encum-                               and                                     Carrying
Operating Properties          brances         Land             Improvements          Improvements          Costs (B)
--------------------          -------      -----------         ------------          -------------        -----------

Asbury Tower                  (A)          $   793,708         $ 11,866,083            $ 4,595,668          $     --
  Asbury Park, NJ
  (350-unit elderly
  apartment complex)

Campbell Terrace                               392,030                  --              11,497,807           545,347
  Chicago, IL
  (249-unit elderly
  apartment complex)

Aggregate of remaining        (A)           16,852,975          168,170,424             26,702,983           409,268
  properties which are                     -----------         ------------            -----------          --------
  individually less than 5%
  of the total of Column E

       Total                               $18,038,713         $180,036,507            $42,796,458          $954,615
                                           ===========         ============            ===========          ========

          CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
   LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED
                       PARTNERSHIP HAS INVESTED

                           December 31, 1995



       COL. A                               COL. E                             COL. F      COL. G    COL. H           COL. I
--------------------      -------------------------------------------       ------------   -------   -------     ----------------
                                     Gross amount at which                                                         Life upon
                                  carried at close of period                                                       which dep-
                          -------------------------------------------                       Date                  reciation in
                                          Building                           Accumulated     of                   latest income
    Description                             and                             Depreciation   Const-      Date       statement is
Operating Properties         Land       Improvements    Total (C) (D)           (D)        ruction   Acquired    computed (years)
--------------------      -----------   ------------    -------------       ------------   -------   --------    ----------------
Asbury Tower              $   793,708   $ 16,461,751    $  17,255,459       $ (6,391,513)    1973     8/2/84          5-25
  Asbury Park, NJ
  (350-unit elderly
  apartment complex)

Campbell Terrace              392,512     12,042,672       12,435,184         (4,544,472)    1985     7/1/84          5-30
  Chicago, IL
  (249-unit elderly
  apartment complex)

Aggregate of remaining     15,325,557    196,810,093      212,135,650        (78,308,188)  1970-1986  7/1/84 to       5-40
  properties which are    -----------   ------------    -------------       ------------               4/1/85
  individually less
  than 5% of the total
  of Column E

       Total              $16,511,777   $225,314,516    $ 241,826,293       $(89,244,173)
                          ===========   ============    =============       ============

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                         OF LOCAL PARTNERSHIPS IN WHICH
          CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP HAS INVESTED

                                December 31, 1995

(A)  Secured by mortgage loans.

(B) Consists of capitalized interest and real estate taxes during the construction period.

(C) The aggregate cost of land for federal income tax purposes is $17,111,295 and the aggregate cost of buildings and improvements for federal income tax purposes is $249,573,105. The total of the above-mentioned items is $266,684,400.

(D)  Reconciliation of real estate
     -----------------------------

             CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

    NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                     OF LOCAL PARTNERSHIPS IN WHICH
  CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP HAS INVESTED - Continued

                         December 31, 1995


                                                            For the years ended December 31,
                                                         1995           1994           1993
                                                     ------------   ------------   ------------
Balance at beginning of period                       $244,961,714   $242,246,771   $247,526,137

  Improvements during the period                        2,540,404      3,253,782      3,421,119

  Deletions during the period                          (5,675,825)      (538,839)    (8,700,485)
                                                     ------------   ------------   ------------
Balance at end of period                             $241,826,293   $244,961,714   $242,246,771
                                                     ============   ============   ============


     Reconciliation of accumulated depreciation
     ------------------------------------------


                                                            For the years ended December 31,
                                                         1995           1994           1993
                                                     ------------   ------------   ------------
Balance at beginning of period                       $ 83,255,939   $ 75,039,668   $ 70,564,585

  Depreciation expense for the period                   8,130,495      8,275,946      8,394,269

  Adjustments                                          (2,142,261)       (59,675)    (3,919,186)
                                                     ------------   ------------   ------------
Balance at end of period                             $ 89,244,173   $ 83,255,939   $ 75,039,668
                                                     ============   ============   ============


                                  EXHIBIT INDEX
                                  -------------


Exhibit                                           Method of Filing
-------                                     -----------------------------

27         Financial Data Schedule          Filed herewith electronically