Form 10-Q
period 1996-03-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 1996-04-23
CIK 740371

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    March 31, 1996
                         --------------


Commission file number      0-13523
                         -------------


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
- --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           Maryland                                     52-1328767
- -----------------------------------------         --------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
- -----------------------------------------         --------------------
(Address of principal executive offices)                (Zip Code)



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



          Class                            Outstanding at March 31, 1996
- ----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1996 and
            December 31, 1995 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations - for the
            three months ended March 31, 1996 and 1995  . . .        2

          Consolidated Statements of Cash Flows - for the
            three months ended March 31, 1996 and 1995  . . .        3

          Notes to Consolidated Financial Statements  . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       12

PART II.  Other Information

Item 3.   Defaults upon Senior Securities . . . . . . . . . .       18

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       18

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       19

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       20

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                  CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                              CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                                                              March 31,          December 31,
                                                                                                1996                1995
                                                                                            -------------       -------------
                                                                                             (Unaudited)
Investments in and advances to partnerships                                                 $  33,278,619       $  33,458,291
Investment in partnerships held for sale                                                               --           1,479,864
Cash and cash equivalents                                                                       7,992,331           6,801,118
Restricted cash                                                                                    44,800              44,800
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $373,445 and $365,275, respectively                                 933,740             941,910
Property purchase costs, net of accumulated amortization of
  $355,701 and $348,023, respectively                                                             872,875             880,553
Other assets                                                                                       20,776              14,232
                                                                                            -------------       -------------
      Total assets                                                                          $  43,143,141       $  43,620,768
                                                                                            =============       =============

                       LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships, net of unamortized discount on purchase money notes of $22,381,223 and $23,472,463,
  respectively                                                                              $  26,274,020       $  27,313,495
Accrued interest payable                                                                       84,453,071          84,441,538
Accounts payable and accrued expenses                                                              89,566             116,689
                                                                                            -------------       -------------
      Total liabilities                                                                       110,816,657         111,871,722
                                                                                            -------------       -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                                                                2,000               2,000
    Limited Partners                                                                           73,501,500          73,501,500
                                                                                            -------------       -------------
                                                                                               73,503,500          73,503,500
  Less:
    Accumulated distributions to partners                                                      (3,452,583)         (3,452,583)
    Offering costs                                                                             (7,562,894)         (7,562,894)
    Accumulated loss                                                                         (130,161,539)       (130,738,977)
                                                                                            -------------       -------------
      Total partners' deficit                                                                 (67,673,516)        (68,250,954)
                                                                                            -------------       -------------
      Total liabilities and partners' deficit                                               $  43,143,141       $  43,620,768
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)

                                                                                               For the three months ended
                                                                                                       March 31,
                                                                                            ---------------------------------
                                                                                                 1996                1995
                                                                                            -------------       -------------
Share of income from partnerships                                                           $     206,744       $     225,735
                                                                                            -------------       -------------
Other revenue and  expenses:

 Revenue:
   Interest and other income                                                                      188,320             107,985
                                                                                            -------------       -------------
 Expenses:
   Interest                                                                                     3,999,314           3,662,918
   Management fee                                                                                  93,750              93,750
   General and administrative                                                                      35,985              42,319
   Professional fees                                                                               28,705              25,657
   Amortization                                                                                    15,848              16,692
                                                                                            -------------       -------------
                                                                                                4,173,602           3,841,336
                                                                                            -------------       -------------
      Total other revenue and expenses                                                         (3,985,282)         (3,733,351)
                                                                                            -------------       -------------

Loss before gain on disposition of investment in partnerships                                  (3,778,538)         (3,507,616)

Gain on disposition of investment in partnerships                                               4,355,976           3,055,176
                                                                                            -------------       -------------

Net income (loss)                                                                                 577,438            (452,440)

Accumulated losses, beginning of period                                                      (130,738,977)       (119,303,455)
                                                                                            -------------       -------------
Accumulated losses, end of period                                                           $(130,161,539)      $(119,755,895)
                                                                                            =============       =============
Income (loss) allocated to General Partners (1.51%)                                         $       8,719       $      (6,832)
                                                                                            =============       =============
Income (loss) allocated to Initial and Special Limited Partners (1.49%)                     $       8,604       $      (6,741)
                                                                                            =============       =============
Income (loss) allocated to Additional Limited Partners (97%)                                $     560,115       $    (438,867)
                                                                                            =============       =============
Income (loss) per unit of Additional Limited Partnership Interest based
  on 73,500 units outstanding                                                               $        7.62       $       (5.97)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                                                               For the three months ended
                                                                                                        March 31,
                                                                                            --------------------------------
                                                                                                1996                1995
                                                                                            -------------       ------------
Cash flows from operating activities:
  Net income (loss)                                                                         $     577,438       $   (452,440)

  Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
    Share of income from partnerships                                                            (206,744)          (225,735)
    (Increase) decrease in accrued interest receivable on
      advances to partnerships                                                                     (4,745)            65,325
    Amortization of deferred costs                                                                 15,848             16,692
    Amortization of discount on purchase money notes                                            1,091,240            924,053
    Gain on disposition of investment in partnerships                                          (4,355,976)        (3,055,176)
    Payment of purchase money note interest                                                      (219,292)          (258,924)
    Changes in assets and liabilities:
      Increase in other assets                                                                     (6,544)           (19,536)
      Increase in accrued interest payable                                                      2,908,074          2,749,892
      Decrease in accounts payable and accrued expenses                                           (27,123)           (11,319)
                                                                                            -------------       ------------
         Net cash used in operating activities                                                   (227,824)          (267,168)
                                                                                            -------------       ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                      324,022            331,171
  Repayment of advances to partnerships                                                            67,139                 --
  Net proceeds from disposition of investment in partnerships                                   4,333,142          4,712,726
                                                                                            -------------       ------------
         Net cash provided by investing activities                                              4,724,303          5,043,897
                                                                                            -------------       ------------
Cash flows from financing activities:
  Payment of purchase money note principal                                                         (8,865)           (10,973)

  Pay-off of purchase money notes                                                              (3,296,401)        (3,217,005)
                                                                                            -------------       ------------
          Net cash used in financing activities                                                (3,305,266)        (3,227,978)
                                                                                            -------------       ------------
Net increase in cash and cash equivalents                                                       1,191,213          1,548,751

Cash and cash equivalents, beginning of period                                                  6,801,118          5,435,555
                                                                                            -------------       ------------
Cash and cash equivalents, end of period                                                    $   7,992,331       $  6,984,306
                                                                                            =============       ============

              The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements of Capital Realty Investors-IV Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's consolidated financial position as of March 31, 1996 and December 31, 1995 and the consolidated results of its operations for the three months ended March 31, 1996 and 1995 and its consolidated cash flows for the three months ended March 31, 1996 and 1995.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Managing General Partner believes that the disclosures presented are adequate to make the information not mis-leading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1995.

     Certain amounts in the 1995 consolidated financial statements have been reclassified to conform with the 1996 presentation.

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     As of March 31, 1996, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $48,655,243 (exclusive of unamortized discount on purchase money notes of $22,381,223) plus accrued interest of $84,453,071, are payable upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 matured in 1994 but have not been paid, as discussed below. The remaining purchase money notes mature from 1997 to 2025. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 1996 and 1995 was $3,999,314 and $3,662,918 respectively. Amortization of the imputed interest on purchase money notes increased interest expense by $1,091,240 and $924,053 during the three months ended March 31, 1996 and 1995, respectively.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     On May 22, 1992, Clearfield Hills I Limited Partnership filed a notice of intent to participate under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPHRA). The sale of the property was completed on February 6, 1996. The sale price of the property of approximately $3.2 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on October 30, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain and a net tax gain in 1996 of approximately $1.8 million and $2.4 million, respectively. The Managing General Partner intends to retain all of the Partnership's share of the net sale proceeds for the repayment, prepayment or purchase of outstanding purchase money notes of other Local Partnerships, as discussed above. As such, the Managing General Partner and/or its affiliates received no fees for services relating to the sale.

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

     On May 11, 1992, Southgate Apartments Company (Southgate) filed a plan of action under Title II of the Emergency Low Income Housing Preservation Act of 1987 to sell the real estate to a non-profit entity. The sale was completed on January 31, 1995. The sale price of the property of approximately $9.3 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain and a net tax gain in 1995 of $3,055,176 and $6,982,026, respectively. The Partnership distributed $745,290 (or $10.14 per Additional Limited Partner unit) on April 28, 1995 to the Additional Limited Partners as return of capital on a Generally Accepted Accounting Principles basis. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the repayment, prepayment or purchase of purchase money notes of other Local Partnerships, as discussed above. The General Partner and/or its affiliates received net fees for services relating to the sale of $186,512 on February 2, 1995.

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of April 23, 1996, principal and accrued interest totalling $1,370,000 and $3,767,894, respectively, were due. In June 1994, an offer was made to extend the maturity date of this note to coincide with the

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

future sale of the property under the LIHPRHA program or refinancing of the first mortgage. As of April 17, 1996, discussions with the noteholder were ongoing. There is no assurance, however, that the offer to extend the maturity date will be accepted. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Holiday Village Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value due to the short-term nature of the related financial instruments. The Partnership has determined that it is not practicable to estimate the fair value of its purchase money notes, either individually or in the aggregate, due to: (i) the lack of an active market for this type of financial instrument, (ii) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (iii) the excessive costs associated with an independent appraisal of the purchase money notes.

     On January 5, 1996, the Managing General Partner received $1,000 for an option to purchase its limited partner interest in New Second Lakewood Associates Limited Partnership (Second Lakewood). The sale was dependent on the purchaser exercising the option by February 15, 1996 and completing the transaction by March 15, 1996. On March 15, 1996, the option holder requested an extension from the Managing General Partner of the February 15th and March 15th deadlines to April 15, 1996 and May 15, 1996, respectively. On March 20, 1996, the Managing General Partner agreed to this request and mailed an amendment to the option holder for signature. As of April 17, 1996, the option holder had not returned the signed amendment. On April 17, 1996, the Managing General Partner notified the option holder that the option to purchase the limited partner interest has been revoked.

     In 1989, Second Lakewood was experiencing rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the marketability and income of the property. The loan bears interest at 11% and is to be repaid from the property's cash flow. As of March 31, 1996 and December 31, 1995, the outstanding loan to Second Lakewood totalled $159,119 and $224,543, respectively. Accrued interest on the loan was $3,646 and $617 as of March 31, 1996 and December 31, 1995, respectively.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The letter of credit related to the tax-exempt bonds on Lakes of Northdale, which originally matured in June 1995, had been extended to February 15, 1996. The letter of credit fee increased from its previous level of 1% per annum to a maximum of 4% per annum in October 1995. The Managing General Partner of Lakes of Northdale is currently negotiating for the letter of credit issuer to purchase the existing tax-exempt bonds issued by the Florida Housing Finance Agency and re-market these bonds in June 1996. There is no assurance that Lakes of Northdale will be successful in its efforts. If new financing is not obtained, the letter of credit issuer could begin foreclosure proceedings on the Local Partnership's property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the Partnership's purchase money notes related to Lakes of Northdale are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Lakes of Northdale not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale, subject to numerous requirements, under the LIHPRHA program. This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996 which includes revisions to the LIHPRHA program. These revisions include: (i) severely limiting the availability of the supplemental financing option for owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. As of April 17, 1996, there can be no assurance that Congress will extend the LIHPRHA program beyond the October 1 deadline, or that a modified program will be developed in place of the existing program. Also, there is no assurance that the sale of any of the properties owned by the Local Partnerships will occur.

     On February 27, 1996, the local general partner's plan of action regarding the sale of the property owned by River Run Company (River Run) under the LIHPRHA program was approved by HUD. The local general partner is currently seeking funding under the LIHPRHA program for the proposed sale of the property. There is no assurance that a sale of River Run will ultimately occur.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or may include opportunities to

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

refinance the property or obtain supplemental financing. The Managing General Partner continues to monitor these programs to ascertain whether the properties would qualify within the parameters of the programs and whether the programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the Department of Housing and Urban Development (HUD) Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                           COMBINED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                   For the three months ended
                                                             March 31,
                                              -------------------------------------
                                                  1996                    1995
                                              ------------            ------------
Revenue:
  Rental revenue                              $  9,760,343            $  9,863,573
  Other                                            559,381                 501,520
                                              ------------            ------------
                                                10,319,724              10,365,093
                                              ------------            ------------
Expenses:
  Operating                                      6,434,794               6,289,673
  Interest                                       1,992,980               2,173,033
  Depreciation and amortization                  2,019,041               2,048,523
                                              ------------            ------------
                                                10,446,815              10,511,229
                                              ------------            ------------
Net loss                                      $   (127,091)           $   (146,136)
                                              ============            ============


     As of March 31, 1996 and December 31, 1995, the Partnership's share of cumulative losses of ten of the Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $15,068,837 and $14,737,878, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (Management Fee), after all other expenses of the Partnership are paid. The Partnership paid $36,178 and $24,676 for the three months ended March 31, 1996 and 1995, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Additionally, the Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three-month periods ended March 31, 1996 and 1995.

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

4.   CONTINGENCIES

     In 1990, CRI, as managing general partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by some of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he retired from and cashed out of CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby have breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested), by reducing the proposed budget for 1996. The Partnership is not named as a defendant in this action. Messrs. Dockser and Willoughby have entered an answer denying all of Mr. Schwartzberg's claims. Messrs. Dockser and Willoughby have publicly responded that Mr. Schwartzberg's suit is motivated by his budget dispute with CRI and personal animosity. On February 6, 1996, CRI terminated the CMS contract for cause. Mr. Schwartzberg and CMS responded by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. A hearing in this case is scheduled for April 29, 1996. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------


                          Financial Condition/Liquidity
                          ----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $7,992,331 and $6,801,118 as of March 31, 1996 and December 31, 1995, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of March 31, 1996, $44,800 of cash resources was restricted for future interest payments on one of the purchase money notes. As of April 17, 1996, there were no material commitments for capital expenditures.

     As of March 31, 1996, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $48,655,243 (exclusive of unamortized discount on purchase money notes of $22,381,223) plus accrued interest of $84,453,071, are payable upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 matured in 1994 but have not been paid, as discussed below. The remaining purchase money notes mature from 1997 to 2025. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     On May 22, 1992, Clearfield Hills I Limited Partnership (Clearfield Hills
I) filed a notice of intent to participate under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPHRA). The sale of the property was completed on February 6, 1996. The sale price of the property of approximately $3.2 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on October 30, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain and a net tax gain in 1996 of approximately $1.8 million and $2.4 million, respectively. The Managing General Partner intends to retain all of the Partnership's share of the net sale proceeds for the repayment, prepayment or purchase of outstanding purchase money notes of other Local Partnerships, as discussed above. As such, the Managing General Partner and/or its affiliates received no fees for services relating to the sale.

     On March 1, 1994, New Village Apartments North (Village North) filed a notice of intent to participate under the LIHPHRA program. The sale of the property was completed on February 6, 1996. The sale price of the property of approximately $2.86 million generated sufficient proceeds to the Partnership to

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on September 27, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain and a net tax gain in 1996 of approximately $2.6 million and $3.3 million, respectively. The Managing General Partner intends to retain all of the Partnership's share of the net sale proceeds for the repayment, prepayment or purchase of outstanding purchase money notes of other Local Partnerships, as discussed above. As such, the Managing General Partner and/or its affiliates received no fees for services relating to the sale.

     On May 11, 1992, Southgate Apartments Company (Southgate) filed a plan of action under Title II of the Emergency Low Income Housing Preservation Act of 1987 to sell the real estate to a non-profit entity. The sale was completed on January 31, 1995. The sale price of the property of approximately $9.3 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain and a net tax gain in 1995 of $3,055,176 and $6,982,026, respectively. The Partnership distributed $745,290 (or $10.14 per Additional Limited Partner unit) on April 28, 1995 to the Additional Limited Partners as return of capital on a Generally Accepted Accounting Principles basis. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the repayment, prepayment or purchase of purchase money notes of other Local Partnerships, as discussed above. The General Partner and/or its affiliates received net fees for services relating to the sale of $186,512 on February 2, 1995.

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of April 23, 1996, principal and accrued interest totalling $1,370,000 and $3,767,894, respectively, were due. In June 1994, an offer was made to extend the maturity date of this note to coincide with the future sale of the property under the LIHPRHA program or refinancing of the first mortgage. As of April 17, 1996, discussions with the noteholder were ongoing. There is no assurance, however, that the offer to extend the maturity date will be accepted. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Holiday Village Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.


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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

For the three months ended March 31, 1996, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased for the three months ended March 31, 1996 primarily due to the receipt of the net proceeds from the sales of Clearfield Hills I and Village North, as discussed above.

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The Partnership implemented SFAS 107 in 1995. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value due to the short-term nature of the related financial instruments. The Partnership has determined that it is not practicable to estimate the fair value of its purchase money notes, either individually or in the aggregate, due to: (i) the lack of an active market for this type of financial instrument, (ii) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (iii) the excessive costs associated with an independent appraisal of the purchase money notes.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three months ended March 31, 1996 increased from the corresponding period in 1995 primarily due to the gain on disposition of Clearfield Hills I and Village North, as discussed above. Contributing to the increase in net income was an increase in interest and other income as a result of the receipt of final surplus cash distributions from one former Local Partnership which had been sold in 1995. Partially offsetting the increase in the Partnership's net income was an increase in interest expense as a result of the amortization of imputed interest.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three months ended March 31, 1996 did not include losses of $330,959, compared to excluded losses of $367,105 for the three months ended March 31, 1995.

     On January 5, 1996, the Managing General Partner received $1,000 for an option to purchase its limited partner interest in New Second Lakewood Associates Limited Partnership (Second Lakewood). The sale was dependent on the purchaser exercising the option by February 15, 1996 and completing the transaction by March 15, 1996. On March 15, 1996, the option holder requested an extension from the Managing General Partner of the February 15th and March 15th deadlines to April 15, 1996 and May 15, 1996, respectively. On March 20, 1996, the Managing General Partner agreed to this request and mailed an amendment to the option holder for signature. As of April 17, 1996, the option holder had not returned the signed amendment. On April 17, 1996, the Managing General Partner notified the option holder that the option to purchase the limited partner interest has been revoked.

     In 1989, Second Lakewood was experiencing rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

marketability and income of the property. The loan bears interest at 11% and is to be repaid from the property's cash flow. As of March 31, 1996 and December 31, 1995, the outstanding loan to Second Lakewood totalled $159,119 and $224,543, respectively. Accrued interest on the loan was $3,646 and $617 as of March 31, 1996 and December 31, 1995, respectively.

     The letter of credit related to the tax-exempt bonds on Lakes of Northdale, which originally matured in June 1995, had been extended to February 15, 1996. The letter of credit fee increased from its previous level of 1% per annum to a maximum of 4% per annum in October 1995. The Managing General Partner of Lakes of Northdale is currently negotiating for the letter of credit issuer to purchase the existing tax-exempt bonds issued by the Florida Housing Finance Agency and re-market these bonds in June 1996. There is no assurance that Lakes of Northdale will be successful in its efforts. If new financing is not obtained, the letter of credit issuer could begin foreclosure proceedings on the Local Partnership's property. The uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition because the Partnership's purchase money notes related to Lakes of Northdale are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Lakes of Northdale not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale, subject to numerous requirements, under the LIHPRHA program. This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996 which includes revisions to the LIHPRHA program. These revisions include: (i) severely limiting the availability of the supplemental financing option for owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. As of April 17, 1996, there can be no assurance that Congress will extend the LIHPRHA program beyond the October 1 deadline, or that a modified program will be developed in place of the existing program. Also, there is no assurance that the sale of any of the properties owned by the Local Partnerships will occur.

     On February 27, 1996, the local general partner's plan of action regarding the sale of the property owned by River Run Company (River Run) under the LIHPRHA program was approved by HUD. The local general partner is currently seeking funding under the LIHPRHA program for the proposed sale of the property. There is no assurance that a sale of River Run will ultimately occur.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or may include opportunities to refinance the property or obtain supplemental financing. The Managing General Partner continues to monitor these programs to ascertain whether the properties would qualify within the parameters of the programs and whether the programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the Department of Housing and Urban Development (HUD) Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In the event that the rental subsidy programs are reduced or phased out, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas. While the Managing General Partner has no reason to believe that HUD will not honor its obligations under the contracts, some uncertainty exists in light of the recent Congressional scrutiny of appropriations for HUD programs.

     No other significant changes in the Partnership's operations have taken place during this period.

                                     General
                                     -------

     In 1990, CRI, as managing general partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by some of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he retired from and cashed out of CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby have breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested), by reducing the proposed budget for 1996. The Partnership is not named as a defendant in this action. Messrs. Dockser and Willoughby have entered an answer denying all of Mr. Schwartzberg's claims. Messrs. Dockser and Willoughby have publicly responded that Mr. Schwartzberg's suit is motivated by his budget dispute with CRI and personal animosity. On February 6, 1996, CRI terminated the CMS contract for cause. Mr. Schwartzberg and CMS responded by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. A hearing in this case is scheduled for April 29, 1996. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

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

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of April 23, 1996, principal and accrued interest totalling $1,370,000 and $3,767,894, respectively, were due. In June 1994, an offer was made to extend the maturity date of this note to coincide with the future sale of the property under the LIHPRHA program or refinancing of the first mortgage. As of April 17, 1996, discussions with the noteholder were ongoing. There is no assurance, however, that the offer to extend the maturity date will be accepted. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Holiday Village Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

PART II.  OTHER INFORMATION
          -----------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     A report on Form 8-K was filed with the Commission on February 26, 1996 regarding the sale of the properties relating to the Partnership's investment in Clearfield Hills I Limited Partnership and New Village Apartments North.

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


April 23, 1996                By:  /s/ Richard J. Palmer
- --------------------               ------------------------------
Date                               Richard J. Palmer
                                   Senior Vice President/Finance

                                   Signing on behalf of the Registrant and as Principal Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
- -------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically