Form 10-Q
period 1996-06-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 1996-08-01
CIK 740371

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    June 30, 1996
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



          Class                            Outstanding at June 30, 1996
- ----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1996 and
            December 31, 1995 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations - for the
            three and six months ended June 30, 1996 and 1995        2

          Consolidated Statements of Cash Flows - for the
            six months ended June 30, 1996 and 1995 . . . . .        3

          Notes to Consolidated Financial Statements  . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       13

PART II.  Other Information

Item 3.   Defaults upon Senior Securities . . . . . . . . . .       20

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       21

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       22

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       23

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                                               CONSOLIDATED BALANCE SHEETS

                                                               ASSETS

                                                                                            June 30,          December 31,
                                                                                              1996               1995
                                                                                          -------------       ------------
                                                                                           (Unaudited)
Investments in and advances to partnerships                                               $  33,386,746       $  33,458,291
Investment in partnerships held for sale                                                             --           1,479,864
Cash and cash equivalents                                                                     8,149,695           6,801,118
Restricted cash                                                                                  44,800              44,800
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $381,615 and $365,275, respectively                               925,570             941,910
Property purchase costs, net of accumulated amortization of
  $363,379 and $348,023, respectively                                                           865,197             880,553
Other assets                                                                                     18,591              14,232
                                                                                          -------------       -------------
      Total assets                                                                        $  43,390,599       $  43,620,768
                                                                                          =============       =============

                                         LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships, net of unamortized discount on purchase money notes of $21,289,984 and $23,472,463,
  respectively                                                                            $  27,365,259       $  27,313,495
Accrued interest payable                                                                     87,287,229          84,441,538
Accounts payable and accrued expenses                                                           111,784             116,689
                                                                                          -------------       -------------
      Total liabilities                                                                     114,764,272         111,871,722
                                                                                          -------------       -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                                                              2,000               2,000
    Limited Partners                                                                         73,501,500          73,501,500
                                                                                          -------------       -------------
                                                                                             73,503,500          73,503,500
  Less:
    Accumulated distributions to partners                                                    (3,452,583)         (3,452,583)
    Offering costs                                                                           (7,562,894)         (7,562,894)
    Accumulated loss                                                                       (133,861,696)       (130,738,977)
                                                                                          -------------       -------------
      Total partners' deficit                                                               (71,373,673)        (68,250,954)
                                                                                          -------------       -------------
      Total liabilities and partners' deficit                                             $  43,390,599       $  43,620,768
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (Unaudited)

                                                                   For the three months ended         For the six months ended
                                                                            June 30,                           June 30,
                                                                 -----------------------------      -----------------------------
                                                                     1996            1995               1996            1995
                                                                 -------------   -------------      -------------   -------------
Share of income from partnerships                                $     340,623   $      46,773      $     547,367   $     272,508
                                                                 -------------   -------------      -------------   -------------
Other revenue and  expenses:

 Revenue:
   Interest and other income                                           112,547         111,312            300,867         219,297
                                                                 -------------   -------------      -------------   -------------
 Expenses:
   Interest                                                          3,980,014       3,634,938          7,979,328       7,297,856
   Management fee                                                       93,750          93,750            187,500         187,500
   General and administrative                                           37,542          52,078             73,527          94,397
   Professional fees                                                    26,173          26,127             54,878          51,784
   Amortization                                                         15,848          16,497             31,696          33,189
                                                                 -------------   -------------      -------------   -------------
                                                                     4,153,327       3,823,390          8,326,929       7,664,726
                                                                 -------------   -------------      -------------   -------------
      Total other revenue and expenses                              (4,040,780)     (3,712,078)        (8,026,062)     (7,445,429)
                                                                 -------------   -------------      -------------   -------------
Loss before gain on disposition of investment
  in partnerships                                                   (3,700,157)     (3,665,305)        (7,478,695)     (7,172,921)
Gain on disposition of investment in partnerships                           --              --          4,355,976       3,055,176
                                                                 -------------   -------------      -------------   -------------

Net loss                                                            (3,700,157)     (3,665,305)        (3,122,719)     (4,117,745)

Accumulated losses, beginning of period                           (130,161,539)   (119,755,895)      (130,738,977)   (119,303,455)
                                                                 -------------   -------------      -------------   -------------
Accumulated losses, end of period                                $(133,861,696)  $(123,421,200)     $(133,861,696)  $(123,421,200)
                                                                 =============   =============      =============   =============
Loss allocated to General Partners (1.51%)                       $     (55,872)  $     (55,346)     $     (47,153)  $     (62,178)
                                                                 =============   =============      =============   =============
Loss allocated to Initial and Special
  Limited Partners (1.49%)                                       $     (55,133)  $     (54,613)     $     (46,529)  $     (61,354)
                                                                 =============   =============      =============   =============
Loss allocated to Additional Limited
  Partners (97%)                                                 $  (3,589,152)  $  (3,555,346)     $  (3,029,037)  $  (3,994,213)
                                                                 =============   =============      =============   =============
Loss per unit of Additional Limited
  Partnership Interest based on 73,500 units
  outstanding                                                    $      (48.83)  $      (48.37)     $      (41.21)  $      (54.34)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (Unaudited)


                                                                                               For the six months ended
                                                                                                        June 30,
                                                                                             -----------------------------
                                                                                                 1996             1995
                                                                                             ------------     ------------
Cash flows from operating activities:
  Net loss                                                                                   $ (3,122,719)    $ (4,117,745)

  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Share of income from partnerships                                                            (547,367)        (272,508)
    (Increase) decrease in accrued interest receivable on
      advances to partnerships                                                                     (9,269)          53,185
    Amortization of deferred costs                                                                 31,696           33,189
    Amortization of discount on purchase money notes                                            2,182,479        1,826,498
    Gain on disposition of investment in partnerships                                          (4,355,976)      (3,055,176)
    Payment of purchase money note interest                                                      (273,908)        (279,924)
    Changes in assets and liabilities:
      Increase in other assets                                                                     (4,359)         (20,020)
      Increase in accrued interest payable                                                      5,796,849        5,482,386
      (Decrease) increase in accounts payable and accrued expenses                                 (4,905)          18,341
                                                                                             ------------     ------------
         Net cash used in operating activities                                                   (307,479)        (331,774)
                                                                                             ------------     ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                      560,941          568,678
  Repayment of advances to partnerships                                                            67,239               --
  Net proceeds from disposition of investment in partnerships                                   4,333,142        1,495,721
                                                                                             ------------     ------------
         Net cash provided by investing activities                                              4,961,322        2,064,399
                                                                                             ------------     ------------
Cash flows from financing activities:
  Distribution paid to additional limited partners                                                     --         (745,290)
  Payment of purchase money note principal                                                         (8,865)         (46,930)
  Pay-off of purchase money notes                                                              (3,296,401)              --
                                                                                             ------------     ------------
          Net cash used in financing activities                                                (3,305,266)        (792,220)
                                                                                             ------------     ------------
Net increase in cash and cash equivalents                                                       1,348,577          940,405

Cash and cash equivalents, beginning of period                                                  6,801,118        5,435,555
                                                                                             ------------     ------------
Cash and cash equivalents, end of period                                                     $  8,149,695     $  6,375,960
                                                                                             ============     ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements of Capital Realty Investors-IV Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's consolidated financial position as of June 30, 1996 and December 31, 1995 and the consolidated results of its operations for the three and six months ended June 30, 1996 and 1995 and its consolidated cash flows for the six months ended June 30, 1996 and 1995.

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

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     As of June 30, 1996, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $48,655,243 (exclusive of unamortized discount on purchase money notes of $21,289,984) plus accrued interest of $87,287,229, are payable upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 matured in 1994 but have not been paid, as discussed below. The remaining purchase money notes mature from 1997 to 2025. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and six months ended June 30, 1996 and 1995 was $3,980,014 and $7,979,328 respectively and for the three and six months ended June 30, 1995 was $3,634,938 and $7,297,856, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three and six months ended

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

June 30, 1996 by $1,091,239 and $2,182,479 and by $902,445 and $1,826,498 for
the three and six months ended June 30, 1995, respectively.

     On May 22, 1992, Clearfield Hills I Limited Partnership (Clearfield Hills
I) filed a notice of intent to participate under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). The sale of the property was completed on February 6, 1996. The sale price of the property of approximately $3.2 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on October 30, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain and a net tax gain in 1996 of approximately $1.8 million and $2.4 million, respectively. The Managing General Partner intends to retain all of the Partnership's share of the net sale proceeds for the repayment, prepayment or purchase of outstanding purchase money notes related to other Local Partnerships, as discussed above.
As such, the Managing General Partner and/or its affiliates did not receive any fees for services relating to the sale.

     On March 1, 1994, New Village Apartments North (Village North) filed a notice of intent to participate under the LIHPRHA program. The sale of the property was completed on February 6, 1996. The sale price of the property of approximately $2.86 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on September 27, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain and a net tax gain in 1996 of approximately $2.6 million and $3.3 million, respectively. The Managing General Partner intends to retain all of the Partnership's share of the net sale proceeds for the repayment, prepayment or purchase of outstanding purchase money notes related to other Local Partnerships, as discussed above. As such, the Managing General Partner and/or its affiliates did not receive any fees for services relating to the sale.

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

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

$2,862,342, respectively. As of August 1, 1996, principal and accrued interest totalling $1,370,000 and $3,929,972, respectively, were due. In June 1994, an offer was made to extend the maturity date of this note to coincide with the future sale of the property under the LIHPRHA program or refinancing of the first mortgage. There is no assurance that a sale will take place under the LIHPRHA program. The Managing General Partner and the noteholder continue to negotiate remedy strategies, including the potential purchase by the noteholder of the Partnership's interest in the Local Partnership in exchange for cash and forgiveness of the note and the related accrued interest. The noteholder is currently evaluating its tax position, and as of August 1, 1996, negotiations between the Managing General Partner and the noteholder were ongoing. There is no assurance that an agreement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Holiday Village Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     On January 5, 1996, the Managing General Partner received $1,000 for an option to purchase its limited partner interest in New Second Lakewood Associates Limited Partnership (Second Lakewood). The sale was dependent on the purchaser exercising the option by February 15, 1996 and completing the transaction by March 15, 1996. On March 15, 1996, the option holder requested an extension from the Managing General Partner of the February 15th and March 15th deadlines to April 15, 1996 and May 15, 1996, respectively. On March 20, 1996, the Managing General Partner agreed to this request and mailed an amendment to the option holder for signature. On April 17, 1996, after receiving no response from the optionholder, the Managing General Partner notified the optionholder that the option to purchase the limited partner interest was revoked. On May 3, 1996, the Managing General Partner agreed to extend the February 15, 1996 and March 15, 1996 deadlines to May 15, 1996 and June 15, 1996, respectively for another $1,000. On June 15, 1996, this option expired, and as of July 26, 1996, the Managing General Partner is not considering negotiations with the optionholder.

     In 1989, Second Lakewood experienced rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the marketability and income of the property. The loan bears interest at 11% and is to be repaid from the property's cash flow. As of June 30, 1996 and December 31, 1995, the outstanding loan to Second Lakewood totalled $159,119 and $224,543, respectively. Accrued interest on the loan was $8,070 and $617 as of June 30, 1996 and December 31, 1995, respectively.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

The letter of credit fee increased from its previous level of 1% per annum to a maximum of 4% per annum in October 1995. During June 1996, the Local Partnership received a new letter of credit with a three-year term and a three-year renewal option. In conjunction with the new letter of credit, the Partnership is currently negotiating with the holder of the related purchase money note to extend the term thereof to that of the letter of credit. There is no assurance that an agreement will be reached. However, as the purchase money note does not mature until September 1999, there is no immediate risk to the Partnership to lose its interest in the Local Partnership.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale, subject to numerous requirements, under the LIHPRHA program. This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996 which includes revisions to the LIHPRHA program. These revisions include:
(i) severely limiting the availability of the supplemental financing option for owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. After October 1, 1996, HUD is directed not to continue LIHPRHA processing. As of July 26, 1996, it is unknown whether there will be sufficient funding in the LIHPRHA program to complete the sale of any properties owned by the Local Partnerships. Further, it is unknown whether the program will be extended or if a modified program will replace LIHPRHA. As such, the Partnership does not anticipate sale of any of the properties owned by the Local Partnerships, except River Run, as mentioned below, under the current LIHPRHA program. There is no assurance that a sale of River Run or any other properties owned by the Local Partnerships will occur.

     On July 11, 1996, the local managing general partners' plan of action for the sale of Walnut Square and Forest Park under the LIHPRHA program was approved by HUD. As of July 26, 1996, it is unknown whether there will be sufficient funding in the LIHPRHA program to complete the sale. Further, it is unknown whether the program will be extended of if a modified program will replace LIHPRHA. As such, the Partnership does not anticipate sale of Walnut Square or Forest Park under the current LIHPRHA program.

     On February 27, 1996, the local general partner's plan of action regarding the sale of the property owned by River Run Company (River Run) under the LIHPRHA program was approved by HUD. The local general partner is currently seeking funding under the LIHPRHA program for the proposed sale of the property and the Managing General Partner anticipates that such a sale will occur. There is, however, no assurance that a sale of River Run will occur.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In March 1996, HUD released a revised version of the Reinvention Blueprint issued one year ago.
The Reinvention Blueprint contains a proposal which has come to be known as the "Mark to Market" initiative. Per this initiative, HUD is proposing to eliminate the Section 8 Housing Assistance Payment (HAP) contracts on certain properties, under which the property owners directly receive monthly subsidies for units occupied by low-income tenants. Instead, HUD would provide voucher or certificate rental assistance directly to eligible residents. In the event that this initiative is enacted as originally proposed, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas. As of July 26, 1996 Congress, the Senate and the Clinton Administration continue to struggle with the "Mark to Market" legislation. In the interim, Congress has authorized a one-year extension of project-based Section 8 HAP contracts expiring during fiscal year 1996. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring in fiscal year 1997 and thereafter is uncertain.

     The Partnership has been informed by Equity Resources Group, Inc. (ERG), a Massachusetts limited partnership and limited partner in the Partnership, that it plans to initiate a tender offer to purchase additional units in the Partnership, but in no case more than a 5% interest in the Partnership. ERG has stated that it plans to make the offer for the express purpose of holding the limited partnership units as a long-term investment and not with a view to resale. ERG has not indicated the price per unit which it plans to offer for the limited partnership units in the Partnership. In the event that a tender offer is initiated, the purchase price will be determined solely at the discretion of ERG and may not necessarily represent the fair market value of the limited partnership units. The General Partner takes no position as to recommending or not recommending ERG to make an offer, nor will it take a position as to recommending or not recommending the offer to investors, in the event that an offer is made.

     Other than the potential ERG offer, it is not anticipated that there will be any other market for resale of units in the Partnership. As a result, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. There is no assurance that ERG will initiate a tender offer.

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

                                          COMBINED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                   For the three months ended         For the six months ended
                                                                            June 30,                           June 30,
                                                                 -----------------------------      -----------------------------
                                                                     1996            1995               1996            1995
                                                                 ------------    ------------       ------------    ------------
Revenue:
  Rental revenue                                                 $  9,799,585    $  9,888,124       $ 19,559,928    $ 19,751,697
  Other                                                               509,370         426,319          1,068,751         927,839
                                                                 ------------    ------------       ------------    ------------
                                                                   10,308,955      10,314,443         20,628,679      20,679,536
                                                                 ------------    ------------       ------------    ------------
Expenses:
  Operating                                                         6,319,800       6,438,745         12,754,594      12,728,418
  Interest                                                          1,991,938       2,166,830          3,984,918       4,339,863
  Depreciation and amortization                                     2,007,456       2,033,949          4,026,497       4,082,472
                                                                 ------------    ------------       ------------    ------------
                                                                   10,319,194      10,639,524         20,766,009      21,150,753
                                                                 ------------    ------------       ------------    ------------
Net loss                                                         $    (10,239)   $   (325,081)      $   (137,330)   $   (471,217)
                                                                 ============    ============       ============    ============


     As of June 30, 1996 and December 31, 1995, the Partnership's share of cumulative losses of ten of the Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $15,419,293 and $14,737,878, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership and to pay an annual incentive management fee (Management Fee), after all other expenses of the Partnership are paid. The Partnership paid $23,147 and $59,325 for the three and six months ended June 30, 1996, respectively, and $33,737 and $58,413 for the three and six months ended June 30, 1995, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Additionally, the Partnership paid the Managing General Partner a Management Fee of $93,750 and $187,500 for the three and six months ended June 30, 1996 and 1995, respectively.

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

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested), by reducing the proposed budget for 1996. The Partnership was not named as a defendant in this action. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims. Messrs. Dockser and Willoughby publicly responded that Mr. Schwartzberg's suit was motivated by his budget dispute with CRI and personal animosity. On February 6, 1996, CRI terminated the CMS contract for cause. Mr. Schwartzberg and CMS responded by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     On February 1, 1996 and February 16, 1996, Mr. Schwartzberg sent letters to the Partnership requesting investor lists and other forms of investor information. On February 5, 1996, the Partnership, acting through its managing

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


4.   CONTINGENCIES - Continued

general partner, CRI, denied Mr. Schwartzberg's request. On February 20, 1996, counsel for the Partnership responded to Mr. Schwartzberg's second request, denying that Mr. Schwartzberg had standing or a proper purpose for requesting the investor lists. On June 12, 1996, Mr. Schwartzberg and CRI entered an agreement resolving the disputes between CRI and CMS. The Partnership was not named in any of the litigation prior to the resolution, nor was the Partnership a signatory of the agreement. CRI does not anticipate further litigation with Mr. Schwartzberg.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

     Capital Realty Investors-IV Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations contains information that may be considered forward looking. This information contains a number of risks and uncertainties, as discussed herein and in the Partnership's Annual Report filed on Form 10-K, that could cause actual results to differ materially.

                          Financial Condition/Liquidity
                          ----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $8,149,695 and $6,801,118 as of June 30, 1996 and December 31, 1995, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of June 30, 1996, $44,800 of cash resources was restricted for future interest payments on one of the purchase money notes. As of July 26, 1996, there were no material commitments for capital expenditures.

     As of June 30, 1996, the Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes of $48,655,243 (exclusive of unamortized discount on purchase money notes of $21,289,984) plus accrued interest of $87,287,229, are payable upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 matured in 1994 but have not been paid, as discussed below. The remaining purchase money notes mature from 1997 to 2025. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     On May 22, 1992, Clearfield Hills I Limited Partnership (Clearfield Hills
I) filed a notice of intent to participate under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). The sale of the property was completed on February 6, 1996. The sale price of the property of approximately $3.2 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on October 30, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain and a net tax gain in 1996 of approximately $1.8 million and $2.4 million, respectively. The Managing General Partner intends to retain all of the Partnership's share of the net sale proceeds for the repayment, prepayment or purchase of outstanding

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

purchase money notes related to other Local Partnerships, as discussed above. As such, the Managing General Partner and/or its affiliates did not receive any fees for services relating to the sale.

     On March 1, 1994, New Village Apartments North (Village North) filed a notice of intent to participate under the LIHPRHA program. The sale of the property was completed on February 6, 1996. The sale price of the property of approximately $2.86 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on September 27, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain and a net tax gain in 1996 of approximately $2.6 million and $3.3 million, respectively. The Managing General Partner intends to retain all of the Partnership's share of the net sale proceeds for the repayment, prepayment or purchase of outstanding purchase money notes related to other Local Partnerships, as discussed above. As such, the Managing General Partner and/or its affiliates did not receive any fees for services relating to the sale.

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

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of August 1, 1996, principal and accrued interest totalling $1,370,000 and $3,929,972, respectively, were due. In June 1994, an offer was made to extend the maturity date of this note to coincide with the future sale of the property under the LIHPRHA program or refinancing of the first mortgage. There is no assurance that a sale will take place under the LIHPRHA program. The Managing General Partner and the noteholder continue to negotiate remedy strategies, including the potential purchase by the noteholder of the Partnership's interest in the Local Partnership in exchange for cash and forgiveness of the note and the related accrued interest. The noteholder is currently evaluating its tax position, and as of August 1, 1996, negotiations between the Managing General Partner and the noteholder were ongoing. There is no assurance that an agreement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Holiday Village Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six months ended June 30, 1996, the receipt of distributions from Local Partnerships and net proceeds from the sales of Clearfield Hills I and Village North were adequate to support operating cash requirements and the pay-off of the related purchase money notes. Cash and cash equivalents increased for the six months ended June 30, 1996 primarily due to the receipt of the net proceeds from the sales of Clearfield Hills I and Village North, as discussed above.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended June 30, 1996 increased from the corresponding period in 1995 primarily due to an increase in interest expense as a result of the amortization of imputed interest. Partially offsetting the increase in net loss was an increase in share of income from partnerships primarily due to a decrease in one property's mortgage loan interest rate. Also partially offsetting the increase in net loss was a decrease in general and administrative expenses primarily due to decreased payroll costs.

     The Partnership's net loss for the six months ended June 30, 1996 decreased from the corresponding period in 1995 primarily due to the gain on disposition of Clearfield Hills I and Village North, as discussed above. Contributing to the decrease in net loss was an increase in share of income from partnerships, as discussed above. Also, contributing to the decrease in net loss was an increase in interest and other income due to a final distribution from one former Local Partnership which was sold in 1995 and higher cash balances resulting from the Clearfield Hills I and Village North dispositions. Also contributing to the decrease in net loss was a decrease in general and administrative expenses, which was primarily due to decreased payroll costs. Partially offsetting the decrease in the Partnership's net loss was an increase in interest expense as a result of the amortization of imputed interest.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and six months ended June 30, 1996 did not include losses of $350,456 and $681,415, respectively, compared to excluded losses of $367,110 and $734,215 for the three and six months ended June 30, 1995, respectively.

     On January 5, 1996, the Managing General Partner received $1,000 for an option to purchase its limited partner interest in New Second Lakewood

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

Associates Limited Partnership (Second Lakewood). The sale was dependent on the purchaser exercising the option by February 15, 1996 and completing the transaction by March 15, 1996. On March 15, 1996, the option holder requested an extension from the Managing General Partner of the February 15th and March 15th deadlines to April 15, 1996 and May 15, 1996, respectively. On March 20, 1996, the Managing General Partner agreed to this request and mailed an amendment to the option holder for signature. On April 17, 1996, after receiving no response from the optionholder, the Managing General Partner notified the optionholder that the option to purchase the limited partner interest was revoked. On May 3, 1996, the Managing General Partner agreed to extend the February 15, 1996 and March 15, 1996 deadlines to May 15, 1996 and June 15, 1996, respectively for another $1,000. On June 15, 1996, this option expired, and as of July 26, 1996, the Managing General Partner is not considering negotiations with the optionholder.

     In 1989, Second Lakewood experienced rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the marketability and income of the property. The loan bears interest at 11% and is to be repaid from the property's cash flow. As of June 30, 1996 and December 31, 1995, the outstanding loan to Second Lakewood totalled $159,119 and $224,543, respectively. Accrued interest on the loan was $8,070 and $617 as of June 30, 1996 and December 31, 1995, respectively.

     The letter of credit related to the tax-exempt bonds on Lakes of Northdale, which originally matured in June 1995, had been extended to February 15, 1996. The letter of credit fee increased from its previous level of 1% per annum to a maximum of 4% per annum in October 1995. During June 1996, the Local Partnership received a new letter of credit with a three-year term and a three-year renewal option. In conjunction with the new letter of credit, the Partnership is currently negotiating with the holder of the related purchase money note to extend the term thereof to that of the letter of credit. There is no assurance that an agreement will be reached. However, as the purchase money note does not mature until September 1999, there is no immediate risk to the Partnership to lose its interest in the Local Partnership.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale, subject to numerous requirements, under the LIHPRHA program. This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996 which includes revisions to the LIHPRHA program. These revisions include:
(i) severely limiting the availability of the supplemental financing option for owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. After October 1, 1996, HUD is directed not to continue LIHPRHA processing. As of July 26, 1996, it is unknown whether there will be sufficient funding in the LIHPRHA program to complete the sale of any properties owned by

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

the Local Partnerships. Further, it is unknown whether the program will be extended or if a modified program will replace LIHPRHA. As such, the Partnership does not anticipate sale of any of the properties owned by the Local Partnerships, except River Run, as mentioned below, under the current LIHPRHA program. There is no assurance that a sale of River Run or any other properties owned by the Local Partnerships will occur.

     On July 11, 1996, the local managing general partners' plan of action for the sale of Walnut Square and Forest Park under the LIHPRHA program was approved by HUD. As of July 26, 1996, it is unknown whether there will be sufficient funding in the LIHPRHA program to complete the sale. Further, it is unknown whether the program will be extended of if a modified program will replace LIHPRHA. As such, the Partnership does not anticipate sale of Walnut Square or Forest Park under the current LIHPRHA program.

     On February 27, 1996, the local general partner's plan of action regarding the sale of the property owned by River Run Company (River Run) under the LIHPRHA program was approved by HUD. The local general partner is currently seeking funding under the LIHPRHA program for the proposed sale of the property and the Managing General Partner anticipates that such a sale will occur. There is, however, no assurance that a sale of River Run will occur.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 program. The level of funding for the Section 8 program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In March 1996, HUD released a revised version of the Reinvention Blueprint issued one year ago.
The Reinvention Blueprint contains a proposal which has come to be known as the "Mark to Market" initiative. Per this initiative, HUD is proposing to eliminate the Section 8 Housing Assistance Payment (HAP) contracts on certain properties, under which the property owners directly receive monthly subsidies for units occupied by low-income tenants. Instead, HUD would provide voucher or certificate rental assistance directly to eligible residents. In the event that this initiative is enacted as originally proposed, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas. As of July 26, 1996 Congress, the Senate and the Clinton Administration continue to struggle with the "Mark to Market" legislation. In the interim, Congress has authorized a

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

one-year extension of project-based Section 8 HAP contracts expiring during fiscal year 1996. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring in fiscal year 1997 and thereafter is uncertain.

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

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested), by reducing the proposed budget for 1996. The Partnership was not named as a defendant in this action. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims. Messrs. Dockser and Willoughby publicly responded that Mr. Schwartzberg's suit was motivated by his budget dispute with CRI and personal animosity. On February 6, 1996, CRI terminated the CMS contract for cause. Mr. Schwartzberg and CMS responded by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     On February 1, 1996 and February 16, 1996, Mr. Schwartzberg sent letters to the Partnership requesting investor lists and other forms of investor information. On February 5, 1996, the Partnership, acting through its managing general partner, CRI, denied Mr. Schwartzberg's request. On February 20, 1996, counsel for the Partnership responded to Mr. Schwartzberg's second request, denying that Mr. Schwartzberg had standing or a proper purpose for requesting the investor lists. On June 12, 1996, Mr. Schwartzberg and CRI entered an

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

agreement resolving the disputes between CRI and CMS. The Partnership was not named in any of the litigation prior to the resolution, nor was the Partnership a signatory of the agreement. CRI does not anticipate further litigation with Mr. Schwartzberg.

     The Partnership has been informed by Equity Resources Group, Inc. (ERG), a Massachusetts limited partnership and limited partner in the Partnership, that it plans to initiate a tender offer to purchase additional units in the Partnership, but in no case more than a 5% interest in the Partnership. ERG has stated that it plans to make the offer for the express purpose of holding the limited partnership units as a long-term investment and not with a view to resale. ERG has not indicated the price per unit which it plans to offer for the limited partnership units in the Partnership. In the event that a tender offer is initiated, the purchase price will be determined solely at the discretion of ERG and may not necessarily represent the fair market value of the limited partnership units. The General Partner takes no position as to recommending or not recommending ERG to make an offer, nor will it take a position as to recommending or not recommending the offer to investors, in the event that an offer is made.

     Other than the potential ERG offer, it is not anticipated that there will be any other market for resale of units in the Partnership. As a result, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. There is no assurance that ERG will initiate a tender offer.


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of August 1, 1996, principal and accrued interest totalling $1,370,000 and $3,929,972, respectively, were due. In June 1994, an offer was made to extend the maturity date of this note to coincide with the future sale of the property under the LIHPRHA program or refinancing of the first mortgage. There is no assurance that a sale will take place under the LIHPRHA program. The Managing General Partner and the noteholder continue to negotiate remedy strategies, including the potential purchase by the noteholder of the Partnership's interest in the Local Partnership in exchange for cash and forgiveness of the note and the related accrued interest. The noteholder is currently evaluating its tax position, and as of August 1, 1996, negotiations between the Managing General Partner and the noteholder were ongoing. There is no assurance that an agreement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Holiday Village Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the commission during the quarter ended June 30, 1996.

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



                                   CAPITAL REALTY INVESTORS-IV
                                        LIMITED PARTNERSHIP
                                            (Registrant)

                              By:  C.R.I., Inc.
                                   Managing General Partner


August 1, 1996                     /s/ Deborah K. Browning
- --------------------               ---------------------------------
Date                               Deborah K. Browning
                                   Vice President/Chief Accounting
                                     Officer


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