Form 10-Q
period 1996-09-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 1996-10-31
CIK 740371

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    September 30, 1996
                         ------------------


Commission file number      0-13523
                         -------------


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
--------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           Maryland                                     52-1328767
-----------------------------------------         --------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)



11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         --------------------
(Address of principal executive offices)                (Zip Code)



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



          Class                         Outstanding at September 30, 1996
----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1996 and
            December 31, 1995 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations - for the
            three and nine months ended September 30, 1996
            and 1995  . . . . . . . . . . . . . . . . . . . .        2

          Consolidated Statements of Cash Flows - for the
            nine months ended September 30, 1996 and 1995 . .        3

          Notes to Consolidated Financial Statements  . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       14

PART II.  Other Information

Item 3.   Defaults upon Senior Securities . . . . . . . . . .       22

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       23

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       24

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       25

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                              September 30,     December 31,
                                                                                                  1996             1995
                                                                                              -------------     ------------
                                                                                               (Unaudited)
Investments in and advances to partnerships                                                   $  30,853,612     $  33,458,291
Investment in partnerships held for sale                                                                 --         1,479,864
Cash and cash equivalents                                                                        11,126,973         6,801,118
Restricted cash equivalents                                                                         575,900            44,800
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $351,010 and $365,275, respectively                                   827,189           941,910
Property purchase costs, net of accumulated amortization of
  $339,487 and $348,023, respectively                                                               784,353           880,553
Other assets                                                                                         29,299            14,232
                                                                                              -------------     -------------
      Total assets                                                                            $  44,197,326     $  43,620,768
                                                                                              =============     =============

                               LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships, net of unamortized discount on purchase money notes of $17,915,202 and $23,472,463,
  respectively                                                                                $  25,891,141     $  27,313,495
Accrued interest payable                                                                         76,077,470        84,441,538
Distributions payable                                                                             1,999,119                --
Accounts payable and accrued expenses                                                               410,205           116,689
Consulting fees payable to related parties                                                           26,606                --
                                                                                              -------------     -------------
      Total liabilities                                                                         104,404,541       111,871,722
                                                                                              -------------     -------------
Commitments and contingencies

Partners' capital (deficit):
  Capital paid-in:
    General Partners                                                                                  2,000             2,000
    Limited Partners                                                                             73,501,500        73,501,500
                                                                                              -------------     -------------
                                                                                                 73,503,500        73,503,500
  Less:
    Accumulated distributions to partners                                                        (5,451,702)       (3,452,583)
    Offering costs                                                                               (7,562,894)       (7,562,894)
    Accumulated loss                                                                           (120,696,119)     (130,738,977)
                                                                                              -------------     -------------
      Total partners' deficit                                                                   (60,207,215)      (68,250,954)
                                                                                              -------------     -------------
      Total liabilities and partners' deficit                                                 $  44,197,326     $  43,620,768
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                 For the three months ended        For the nine months ended
                                                                        September 30,                     September 30,
                                                               -----------------------------     -----------------------------
                                                                   1996            1995              1996            1995
                                                               -------------   -------------     -------------   -------------
Share of income from partnerships                              $     104,142   $     226,219     $     651,509   $     498,727
                                                               -------------   -------------     -------------   -------------
Other revenue and  expenses:

 Revenue:
   Interest and other income                                         116,929         106,788           417,796         326,085
                                                               -------------   -------------     -------------   -------------
 Expenses:
   Interest                                                        3,896,106       3,634,939        11,875,434      10,932,795
   Management fee                                                     93,750          93,750           281,250         281,250
   General and administrative                                         46,188          36,602           119,715         130,999
   Professional fees                                                  25,467          24,842            80,345          76,626
   Amortization                                                       15,578          16,497            47,274          49,686
                                                               -------------   -------------     -------------   -------------
                                                                   4,077,089       3,806,630        12,404,018      11,471,356
                                                               -------------   -------------     -------------   -------------
      Total other revenue and expenses                            (3,960,160)     (3,699,842)      (11,986,222)    (11,145,271)
                                                               -------------   -------------     -------------   -------------
Loss before gain on disposition of investment
  in partnerships                                                 (3,856,018)     (3,473,623)      (11,334,713)    (10,646,544)

Gain on disposition of investment in partnerships                 17,021,595              --        21,377,571       3,055,176
                                                               -------------   -------------     -------------   -------------
Net income (loss)                                                 13,165,577      (3,473,623)       10,042,858      (7,591,368)

Accumulated losses, beginning of period                         (133,861,696)   (123,421,200)     (130,738,977)   (119,303,455)
                                                               -------------   -------------     -------------   -------------
Accumulated losses, end of period                              $(120,696,119)  $(126,894,823)    $(120,696,119)  $(126,894,823)
                                                               =============   =============     =============   =============
Income (loss) allocated to General Partners (1.51%)            $     198,800   $     (52,452)    $     151,647   $    (114,630)
                                                               =============   =============     =============   =============
Income (loss) allocated to Initial and Special
  Limited Partners (1.49%)                                     $     196,168   $     (51,757)    $     149,639   $    (113,111)
                                                               =============   =============     =============   =============
Income (loss) allocated to Additional Limited
  Partners (97%)                                               $  12,770,609   $  (3,369,414)    $   9,741,572   $  (7,363,627)
                                                               =============   =============     =============   =============
Income (loss) per unit of Additional Limited
  Partnership Interest based on 73,500 units
  outstanding                                                  $      173.75   $      (45.85)    $      132.54   $     (100.19)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                                                                                 For the nine months ended
                                                                                                       September 30,
                                                                                               -----------------------------
                                                                                                   1996             1995
                                                                                               ------------     ------------
Cash flows from operating activities:
  Net income (loss)                                                                            $  10,042,858    $ (7,591,368)

  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Share of income from partnerships                                                               (651,509)       (498,727)
    Decrease in accrued interest receivable on
      advances to partnerships                                                                           148          41,043
    Amortization of deferred costs                                                                    47,274          49,686
    Amortization of discount on purchase money notes                                               3,257,308       2,728,942
    Gain on disposition of investment in partnerships                                            (21,377,571)     (3,055,176)
    Payment of purchase money note interest                                                         (278,394)       (293,103)

    Changes in assets and liabilities:
      Increase in other assets                                                                       (15,067)        (43,461)
      Increase in accrued interest payable                                                         8,618,127       8,218,236
      Increase in accounts payable and accrued expenses                                              320,122          48,036
                                                                                               ------------     ------------
         Net cash used in operating activities                                                      (36,704)        (395,892)
                                                                                               ------------     ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                        747,244          739,640
  Repayment of advances to partnerships                                                             143,804               --
  Increase of restricted cash equivalents                                                          (531,100)
  Net proceeds from disposition of investment in partnerships                                    11,819,024        1,495,721
                                                                                               ------------     ------------
         Net cash provided by investing activities                                               12,178,972        2,235,361
                                                                                               ------------     ------------
Cash flows from financing activities:
  Distribution paid to additional limited partners                                                       --         (745,290)
  Payment of purchase money note principal                                                           (8,865)         (46,930)
  Pay-off of purchase money notes                                                                (7,807,548)              --
                                                                                               ------------     ------------
          Net cash used in financing activities                                                  (7,816,413)        (792,220)
                                                                                               ------------     ------------
Net increase in cash and cash equivalents                                                         4,325,855        1,047,249
Cash and cash equivalents, beginning of period                                                    6,801,118        5,435,555
                                                                                               ------------     ------------
Cash and cash equivalents, end of period                                                       $ 11,126,973     $  6,482,804
                                                                                               ============     ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements of Capital Realty Investors-IV Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's consolidated financial position as of September 30, 1996 and December 31, 1995 and the consolidated results of its operations for the three and nine months ended September 30, 1996 and 1995 and its consolidated cash flows for the nine months ended September 30, 1996 and 1995.

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

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $43,806,343 (exclusive of unamortized discount on purchase money notes of $17,915,202) plus accrued interest of $76,077,470 as of September 30, 1996, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 matured in 1994 but have not been paid, as discussed below. Purchase money notes in an aggregate principal amount of $1,330,000 mature on August 31, 1997, as discussed below. The remaining purchase money notes mature from 1999 to 2026. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Interest expense on the Partnership's purchase money notes for the three and nine months ended September 30, 1996 was $3,896,106 and $11,875,434 respectively and for the three and nine months ended September 30, 1995 was $3,634,939 and $10,932,795, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three and nine

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

months ended September 30, 1996 by $1,074,829 and $3,257,308 and by $902,444 and
$2,728,942 for the three and nine months ended September 30, 1995, respectively.

     Purchase money notes plus accrued interest relating to Redden Development Company (Redden Gardens) in the principal amount of $1,330,000 mature on August 31, 1997. The Managing General Partner is currently analyzing its options with respect to these purchase money notes.

     On March 15, 1993, the local general partner of River Run Company (River
Run) filed a notice of intent to participate under the Low Income Housing Preservation and Resident Homeownershp Act of 1990 (LIHPRHA). On February 27, 1996, the local managing general partner's plan of action regarding the sale of River Run under the LIHPRHA program was approved by HUD. On August 27, 1996, River Run sold the property, a 100-unit apartment complex located in Macomb, Illinois, under the LIHPRHA program to National Handicap Housing Institute, Inc., a non-profit entity. The sale of the property generated net cash proceeds to the Partnership of approximately $552,000. The proceeds were net of approximately $530,000 used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $1,445,203, of which $404,670 resulted from the retirement of the purchase money note obligation with respect to the property. The tax gain is estimated to be approximately $3.0
million.   The Managing General Partner of the Partnership and/or its affiliates are expected to receive net fees of approximately $26,606 for its services relating to the sale or River Run. As of October 25, 1996 these fees had not been paid.

     On May 23, 1994, the local general partner of New Forest Park Associates Limited Partnership (Forest Park) filed a notice of intent to participate under LIHPRHA. On July 11, 1996, the local managing general partner's plan of action regarding the sale of Forest Park under the LIHPRHA program was approved by HUD. On September 19, 1996, Forest Park sold the property, a 284-unit apartment complex located in New Orleans, Louisiana, under the LIHPRHA program to Forest Park Affordable Housing Inc., a District of Columbia non-profit organization. The sale of the property generated net cash proceeds to the Partnership of approximately $1.2 million. The proceeds were net of approximately $1.7 million used to retire, at a discount, a portion of the Partnership's purchase money note obligation with respect to the property. The proceeds were also net of $531,100 which was used to purchase a certificate of deposit to be held in escrow until January 2, 1997, at which time all principal and interest accrued up to three percent per annum on the certificate of deposit shall be used to retire the Partnership's remaining purchase money note obligation with respect to the property. Any excess interest that has accrued on the certificate of deposit shall be payable to the Partnership. Accordingly, the accompanying financial statements include $531,100 of restricted cash equivalents, which represents principal which will be due on January 2, 1997, in accordance with the escrow agreement. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $7,150,043, of which $4,825,355 resulted from the retirement of the purchase money note obligation with respect to the property.
The tax gain is estimated to be approximately $10.1 million.   The Managing
General Partner of the Partnership and/or its affiliates did not receive any fees relating to the sale.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     On May 23, 1994, the local general partner of New Walnut Square Associates Limited Partnership (Walnut Square) filed a notice of intent to participate under LIHPRHA. On July 11, 1996, the local managing general partner's plan of action regarding the sale of Walnut Square under the LIHPRHA program was approved by HUD. On September 19, 1996, Walnut Square sold the property, a 284-unit apartment complex located in New Orleans, Louisiana, under the LIHPRHA program to Walnut Square Affordable Housing, Inc., a District of Columbia non-profit entity. The sale of the property generated net cash proceeds to the Partnership of approximately $966,000. The proceeds were net of $2.241 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $8,426,349, of which $6,834,326 resulted from the retirement of the purchase money note obligation with respect to the property. The tax gain is estimated to be approximately $11.2 million. The Managing General Partner of the Partnership and/or its affiliates did not receive any fees relating to the sale.

     On May 22, 1992, Clearfield Hills I Limited Partnership (Clearfield Hills
I) filed a notice of intent to participate under LIHPRHA. The sale of the property was completed on February 6, 1996. The sale price of approximately $3.2 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on October 30, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $1,766,498, of which $50,107 resulted from the retirement of the purchase money note obligation with respect to the property. The tax gain is estimated to be approximately $2.4 million. The Managing General Partner and/or its affiliates did not receive any fees for services relating to the sale.

     On March 1, 1994, New Village Apartments North (Village North) filed a notice of intent to participate under the LIHPRHA program. The sale of the property was completed on February 6, 1996. The sale price of approximately $2.86 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on September 27, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $2,589,478, of which $1,452,591 resulted from the retirement of the purchase money note obligation with respect to the property. The tax gain is estimated to be approximately $3.3 million. The Managing General Partner and/or its affiliates did not receive any fees for services relating to the sale.

     On October 31, 1996, the Partnership distributed approximately $2 million (or approximately $27.20 per Additional Limited Partner unit) to the Additional Limited Partners from the proceeds of the sales of Clearfield Hills I, Village North, River Run, Forest Park and Walnut Square. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships.

     On May 11, 1992, Southgate Apartments Company (Southgate) filed a plan of action under Title II of the Emergency Low Income Housing Preservation Act of 1987 to sell the real estate to a non-profit entity. The sale was completed on

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

January 31, 1995. The sale price of approximately $9.3 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1995 of $3,055,176, of which $214,343 resulted from the retirement of the purchase money note obligation with respect to the property, and a net tax gain of $6,982,026. The Partnership distributed $745,290 (or $10.14 per Additional Limited Partner unit) on April 28, 1995 to the Additional Limited Partners. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the repayment, prepayment or purchase of purchase money notes of other Local Partnerships, as discussed above. The General Partner and/or its affiliates received net fees for services relating to the sale of $186,512 on February 2, 1995.

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of October 31, 1996, principal and accrued interest totalling $1,370,000 and $4,078,005, respectively, were due. In June 1994, an offer was made to extend the maturity date of this note to coincide with the future sale of the property under the LIHPRHA program or refinancing of the first mortgage. There is no assurance that a sale will take place under the LIHPRHA program. The Managing General Partner and the noteholder continue to negotiate a settlement, and as of October 31, 1996, negotiations between the Managing General Partner and the noteholder were ongoing. There is no assurance that an agreement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Holiday Village Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     On January 5, 1996, the Managing General Partner received $1,000 for an option to purchase the Partnership's limited partner interest in New Second Lakewood Associates Limited Partnership (Second Lakewood). The sale was dependent on the purchaser exercising the option by February 15, 1996 and completing the transaction by March 15, 1996. On March 15, 1996, the option holder requested an extension from the Managing General Partner of the February 15th and March 15th deadlines to April 15, 1996 and May 15, 1996, respectively. On March 20, 1996, the Managing General Partner agreed to this request and mailed an amendment to the option holder for signature. On April 17, 1996, after receiving no response from the option holder, the Managing General Partner notified the optionholder that the option to purchase the limited partner interest was revoked. On May 3, 1996, the Managing General Partner agreed to extend the February 15, 1996 and March 15, 1996 deadlines to May 15, 1996 and June 15, 1996, respectively for another $1,000. As of October 25, 1996, the

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Managing General Partner and the option holder are negotiating the potential sale. There is no assurance that an agreement will be reached.

     In 1989, Second Lakewood experienced rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the marketability and income of the property. The loan bears interest at 11% and is to be repaid from the property's cash flow. As of September 30, 1996 and December 31, 1995, the outstanding loan to Second Lakewood totalled $80,740 and $224,543, respectively. Accrued interest on the loan was $469 and $617 as of September 30, 1996 and December 31, 1995, respectively.

     The letter of credit related to the tax-exempt bonds on Lakes of Northdale, which originally matured in June 1995, had been extended to February 15, 1996. The letter of credit fee increased from its previous level of 1% per annum to a maximum of 4% per annum in October 1995. During June 1996, the Local Partnership received a new letter of credit with a three-year term and a three-year renewal option. In conjunction with the new letter of credit, the Partnership successfully negotiated with the holder of the related purchase money note to extend the term thereof to that of the letter of credit.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of the National Housing Act, as amended. These properties may be eligible for sale, subject to numerous requirements, under LIHPRHA. This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996 which includes revisions to the LIHPRHA program. These revisions include: (i) severely limiting the availability of the supplemental financing option for owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. HUD has subsequently received appropriations of $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. Continued funding of the LIHPRHA program after fiscal year 1997, however, is uncertain. There is no assurance that a sale of any of the properties owned by the Local Partnerships will occur.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance the property, or to obtain supplemental financing. The Managing General Partner continues to monitor these programs to ascertain whether the properties would qualify within the parameters of the programs and whether the programs would provide an appropriate economic benefit to the limited partners of the Partnership.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 Housing Assistance Payment (HAP) program. The level of funding for the Section 8 HAP program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In March 1996, HUD released a revised version of the Reinvention Blueprint issued one year ago. The Reinvention Blueprint contains a proposal which has come to be known as the "Mark to Market" initiative. Per this initiative, HUD is proposing to eliminate the Section 8 HAP contracts on certain properties, under which the property owners directly receive monthly subsidies for units occupied by low-income tenants. Instead, HUD would provide voucher or certificate rental assistance directly to eligible residents. In the event that the Section 8 HAP program is eliminated or funding of Section 8 HAP contracts of rental properties owned by the Local Partnerships is discontinued, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas.
As of October 25, 1996, Congress, the Senate and the Clinton Administration continue to struggle with the "Mark to Market" legislation. In the interim, Congress has authorized a one-year extension of project-based Section 8 HAP contacts expiring during fiscal years 1996 and 1997. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1997 is uncertain.

     On August 29, 1996, Equity Resource Bay Fund (Bay Fund), a Massachusetts Limited Partnership and an Additional Limited Partner in the Partnership, and affiliates of Bay Fund initiated a tender offer to purchase 2,400 additional units in the Partnership at a price of $10 per Additional Limited Partner unit. Bay Fund which is unaffiliated with CRI, Inc., stated that it made the offer for the express purpose of holding the limited partnership units for investment purposes and not with a view to resale. The purchase offer was determined solely at the discretion of Bay Fund and does not necessarily represent the fair market value of each Additional Limited Partner unit. The Bay Fund and affiliates' offer expired on September 29, 1996, and as of October 25, 1996, Bay Fund and affiliates held approximately 2.5% of the Additional Limited Partner units of the Partnership as a result of their tender offer.

     The following are combined statements of operations for the thirty-eight and forty-three Local Partnerships in which the Partnership had invested as of September 30, 1996 and 1995, respectively. The 1995 statements contain information on the forty-fourth property, Southgate, and the 1996 statements contain information on Clearfield Hills I, Village North, River Run, Forest Park and Walnut Square, through the dates of sale. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the three months ended         For the nine months ended
                                                                     September 30,                      September 30,
                                                            -----------------------------      -----------------------------
                                                                1996             1995              1996             1995
                                                            ------------     ------------      ------------     ------------
Revenue:
  Rental revenue                                            $  9,539,308     $  9,780,002      $ 29,099,236     $ 29,531,699
  Other                                                          606,283          497,030         1,675,034        1,424,869
                                                            ------------     ------------      ------------     ------------
                                                              10,145,591       10,277,032        30,774,270       30,956,568
                                                            ------------     ------------      ------------     ------------
Expenses:
  Operating                                                    6,367,741        6,221,560        19,122,335       18,949,978
  Interest                                                     1,987,571        2,166,813         5,972,489        6,506,676
  Depreciation and amortization                                2,000,303        2,033,937         6,026,800        6,116,409
                                                            ------------     ------------      ------------     ------------
                                                              10,355,615       10,422,310        31,121,624       31,573,063
                                                            ------------     ------------      ------------     ------------
Net loss                                                    $   (210,024)    $   (145,278)     $   (347,354)    $   (616,495)
                                                            ============     ============      ============     ============


     As of September 30, 1996 and December 31, 1995, the Partnership's share of cumulative losses of eight of the thirty-eight and ten of the forty-three Local Partnerships, respectively, exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $15,733,946 and $14,737,878, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $18,954 and $78,279 for the three and nine months ended September 30, 1996, respectively, and $27,511 and $85,924 for the three and nine months ended September 30, 1995, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Additionally, the Partnership is obligated to pay an annual incentive management fee (Management Fee), after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee, as discussed above, of $93,750 and $281,250 for the three and nine months ended September 30, 1996 and 1995, respectively.

     The Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of the investment in a Local Partnership or the property it owns. The

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   RELATED-PARTY TRANSACTIONS - Continued

payment of the fee is subject to certain restrictions, including achieving a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates received net fees for services relating to the sale of the Southgate property of $186,512 on February 2, 1995. Additionally, the Managing General Partner and/or its affiliates are expected to receive net fees of $26,606 for services relating to the sale of the property owned by River Run. As of October 25, 1996, these fees have not been paid. No fees will be paid to the Managing General Partner and/or its affiliates for services performed in connection with the 1996 sales of Clearfield Hills I, Village North, Forest Park and Walnut Square.

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

     On June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


4.   CONTINGENCIES - Continued

derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of October 25, 1996, CRI and Mr. Schwartzberg continue to finalize the terms of the definitive agreement.

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

                          Financial Condition/Liquidity
                          ----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $11,126,973 (or approximately $146.85 per Additional Limited Partner unit) and $6,801,118 (or approximately $89.76 per Additional Limited Partner unit) as of September 30, 1996 and December 31, 1995, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of September 30, 1996, $575,900 of cash resources was restricted for future interest payments on one of the purchase money notes and a certificate of deposit and the related interest which will be payable on January 2, 1997 to retire the Partnership's remaining purchase money note obligation with respect to the property, as mentioned below. As of October 25, 1996, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $43,806,343 (exclusive of unamortized discount on purchase money notes of $17,915,202) plus accrued interest of $76,077,470 as of September 30, 1996, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 matured in 1994 but have not been paid, as discussed below. Purchase money notes in an aggregate principal amount of $1,330,000 mature on August 31, 1997, as discussed below. The remaining purchase money notes mature from 1999 to 2026. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Purchase money notes plus accrued interest relating to Redden Development Company (Redden Gardens) in the principal amount of $1,330,000 mature on August 31, 1997. The Managing General Partner is currently analyzing its options with respect to these purchase money notes.

     On March 15, 1993, the local general partner of River Run Company (River
Run) filed a notice of intent to participate under the Low Income Housing

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

Preservation and Resident Homeownershp Act of 1990 (LIHPRHA). On February 27, 1996, the local managing general partner's plan of action regarding the sale of River Run under the LIHPRHA program was approved by HUD. On August 27, 1996, River Run sold the property, a 100-unit apartment complex located in Macomb, Illinois, under the LIHPRHA program to National Handicap Housing Institute, Inc., a non-profit entity. The sale of the property generated net cash proceeds to the Partnership of approximately $552,000. The proceeds were net of approximately $530,000 used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $1,445,203, of which $404,670 resulted from the retirement of the purchase money note obligation with respect to the property. The tax gain is estimated to be approximately $3.0
million.   The Managing General Partner of the Partnership and/or its affiliates are expected to receive net fees of approximately $26,606 for its services relating to the sale or River Run. As of October 25, 1996 these fees had not been paid.

     On May 23, 1994, the local general partner of New Forest Park Associates Limited Partnership (Forest Park) filed a notice of intent to participate under LIHPRHA. On July 11, 1996, the local managing general partner's plan of action regarding the sale of Forest Park under the LIHPRHA program was approved by HUD. On September 19, 1996, Forest Park sold the property, a 284-unit apartment complex located in New Orleans, Louisiana, under the LIHPRHA program to Forest Park Affordable Housing Inc., a District of Columbia non-profit organization. The sale of the property generated net cash proceeds to the Partnership of approximately $1.2 million. The proceeds were net of approximately $1.7 million used to retire, at a discount, a portion of the Partnership's purchase money note obligation with respect to the property. The proceeds were also net of $531,100 which was used to purchase a certificate of deposit to be held in escrow until January 2, 1997, at which time all principal and interest accrued up to three percent per annum on the certificate of deposit shall be used to retire the Partnership's remaining purchase money note obligation with respect to the property. Any excess interest that has accrued on the certificate of deposit shall be payable to the Partnership. Accordingly, the accompanying financial statements include $531,100 of restricted cash equivalents, which represents principal which will be due on January 2, 1997, in accordance with the escrow agreement. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $7,150,043, of which $4,825,355 resulted from the retirement of the purchase money note obligation with respect to the property.
The tax gain is estimated to be approximately $10.1 million.   The Managing
General Partner of the Partnership and/or its affiliates did not receive any fees relating to the sale.

     On May 23, 1994, the local general partner of New Walnut Square Associates Limited Partnership (Walnut Square) filed a notice of intent to participate under LIHPRHA. On July 11, 1996, the local managing general partner's plan of action regarding the sale of Walnut Square under the LIHPRHA program was approved by HUD. On September 19, 1996, Walnut Square sold the property, a 284-unit apartment complex located in New Orleans, Louisiana, under the LIHPRHA program to Walnut Square Affordable Housing, Inc., a District of Columbia non-profit entity. The sale of the property generated net cash proceeds to the Partnership of approximately $966,000. The proceeds were net of $2.241 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $8,426,349, of which $6,834,326 resulted from the retirement of the purchase money note obligation with respect to the property. The tax gain is estimated to be approximately $11.2 million. The Managing General Partner of the Partnership and/or its affiliates did not receive any fees relating to the sale.

     On May 22, 1992, Clearfield Hills I Limited Partnership (Clearfield Hills
I) filed a notice of intent to participate under LIHPRHA. The sale of the property was completed on February 6, 1996. The sale price of approximately $3.2 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on October 30, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $1,766,498, of which $50,107 resulted from the retirement of the purchase money note obligation with respect to the property. The tax gain is estimated to be approximately $2.4 million. The Managing General Partner and/or its affiliates did not receive any fees for services relating to the sale.

     On March 1, 1994, New Village Apartments North (Village North) filed a notice of intent to participate under the LIHPRHA program. The sale of the property was completed on February 6, 1996. The sale price of approximately $2.86 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on September 27, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $2,589,478, of which $1,452,591 resulted from the retirement of the purchase money note obligation with respect to the property. The tax gain is estimated to be approximately $3.3 million. The Managing General Partner and/or its affiliates did not receive any fees for services relating to the sale.

     On October 31, 1996, the Partnership distributed approximately $2 million (or approximately $27.20 per Additional Limited Partner unit) to the Additional Limited Partners from the proceeds of the sales of Clearfield Hills I, Village North, River Run, Forest Park and Walnut Square. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships.

     On May 11, 1992, Southgate Apartments Company (Southgate) filed a plan of action under Title II of the Emergency Low Income Housing Preservation Act of 1987 to sell the real estate to a non-profit entity. The sale was completed on January 31, 1995. The sale price of approximately $9.3 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1995 of $3,055,176, of which $214,343 resulted from the retirement of the purchase money note obligation with respect to the property, and a net tax gain of $6,982,026. The Partnership distributed $745,290 (or $10.14 per Additional Limited Partner unit) on April 28, 1995 to the Additional Limited Partners. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the repayment, prepayment or purchase of purchase money notes of other Local Partnerships, as discussed above. The

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

General Partner and/or its affiliates received net fees for services relating to the sale of $186,512 on February 2, 1995.

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of October 31, 1996, principal and accrued interest totalling $1,370,000 and $4,078,005, respectively, were due. In June 1994, an offer was made to extend the maturity date of this note to coincide with the future sale of the property under the LIHPRHA program or refinancing of the first mortgage. There is no assurance that a sale will take place under the LIHPRHA program. The Managing General Partner and the noteholder continue to negotiate a settlement, and as of October 31, 1996, negotiations between the Managing General Partner and the noteholder were ongoing. There is no assurance that an agreement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Holiday Village Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1996, the receipt of distributions from Local Partnerships and net proceeds from the sales of Clearfield Hills I, Village North, River Run, Forest Park and Walnut Square were adequate to support operating cash requirements, the pay-off of the related purchase money notes and an accrued distribution to the Additional Limited Partners. Cash and cash equivalents increased for the nine months ended September 30, 1996 primarily due to the receipt of the net proceeds from the sales of these properties, as discussed above.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three months ended September 30, 1996 increased from the corresponding period in 1995 primarily due to the gain on disposition of River Run, Forest Park and Walnut Square, as discussed above. Contributing to the increase in the Partnership's net income was an increase in interest income due to larger cash and cash equivalent balances in 1996. Partially offsetting the increase in the Partnership's net income was an increase in interest expense as a result of the amortization of imputed interest. Also partially offsetting the increase in the Partnership's net income was a decrease in share of income from partnerships due to increased landscaping, redecorating and maintenance expenses incurred at one property and increased maintenance and insurance expenses incurred at another property.
Also offsetting the increase in the Partnership's net income was an increase in general and administrative expenses primarily due to increased payroll costs.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

     The Partnership's net income for the nine months ended September 30, 1996 increased from the corresponding period in 1995 primarily due to the gain on disposition of Clearfield Hills I, Village North, River Run, Forest Park and Walnut Square, as discussed above. Contributing to the increase in the Partnership's net income was an increase in share of income from partnerships primarily due to a decrease in one property's mortgage loan interest rate and an increase in interest income, as discussed above. Partially offsetting the increase in the Partnership's net income was an increase in interest expense, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and nine months ended September 30, 1996 did not include losses of $314,653 and $996,068 respectively, compared to excluded losses of $367,104 and $1,101,319 for the three and nine months ended September 30, 1995, respectively.

     On January 5, 1996, the Managing General Partner received $1,000 for an option to purchase the Partnership's limited partner interest in New Second Lakewood Associates Limited Partnership (Second Lakewood). The sale was dependent on the purchaser exercising the option by February 15, 1996 and completing the transaction by March 15, 1996. On March 15, 1996, the option holder requested an extension from the Managing General Partner of the February 15th and March 15th deadlines to April 15, 1996 and May 15, 1996, respectively. On March 20, 1996, the Managing General Partner agreed to this request and mailed an amendment to the option holder for signature. On April 17, 1996, after receiving no response from the option holder, the Managing General Partner notified the optionholder that the option to purchase the limited partner interest was revoked. On May 3, 1996, the Managing General Partner agreed to extend the February 15, 1996 and March 15, 1996 deadlines to May 15, 1996 and June 15, 1996, respectively for another $1,000. As of October 25, 1996, the Managing General Partner and the option holder are negotiating the potential sale. There is no assurance that an agreement will be reached.

     In 1989, Second Lakewood experienced rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the marketability and income of the property. The loan bears interest at 11% and is to be repaid from the property's cash flow. As of September 30, 1996 and December 31, 1995, the outstanding loan to Second Lakewood totalled $80,740 and $224,543, respectively. Accrued interest on the loan was $469 and $617 as of September 30, 1996 and December 31, 1995, respectively.

     The letter of credit related to the tax-exempt bonds on Lakes of Northdale, which originally matured in June 1995, had been extended to February 15, 1996. The letter of credit fee increased from its previous level of 1% per annum to a maximum of 4% per annum in October 1995. During June 1996, the Local Partnership received a new letter of credit with a three-year term and a three-year renewal option. In conjunction with the new letter of credit, the Partnership successfully negotiated with the holder of the related purchase money note to extend the term thereof to that of the letter of credit.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3) of

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

the National Housing Act, as amended. These properties may be eligible for sale, subject to numerous requirements, under LIHPRHA. This program may provide incentives to owners of qualifying multifamily housing who commit to permanently maintain their properties as low to moderate income housing. Incentives originally available under LIHPRHA included selling the property to qualified buyers or obtaining supplemental financing for the property. On March 28, 1996, Congress enacted the Housing Opportunity Program Extension Act of 1996 which includes revisions to the LIHPRHA program. These revisions include: (i) severely limiting the availability of the supplemental financing option for owners of qualifying multifamily housing, (ii) allowing owners who no longer qualify for supplemental financing under the revised guidelines to elect to pursue a sale of the property under the LIHPRHA program, provided that the election to sell was made by April 15, 1996, and (iii) continuing the funding of sale transactions under the LIHPRHA program through October 1, 1996, but only for transactions in which the owner's plan of action is approved by HUD by August 15, 1996. HUD has subsequently received appropriations of $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. Continued funding of the LIHPRHA program after fiscal year 1997, however, is uncertain. There is no assurance that a sale of any of the properties owned by the Local Partnerships will occur.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop a strategy to sell or refinance certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance the property, or to obtain supplemental financing. The Managing General Partner continues to monitor these programs to ascertain whether the properties would qualify within the parameters of the programs and whether the programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of housing assistance payments guaranteed by contract under the HUD Section 8 Housing Assistance Payment (HAP) program. The level of funding for the Section 8 HAP program, and HUD-insured multifamily housing in general, is dependent upon the continuation of appropriations approved by Congress for subsidy payments. In March 1996, HUD released a revised version of the Reinvention Blueprint issued one year ago. The Reinvention Blueprint contains a proposal which has come to be known as the "Mark to Market" initiative. Per this initiative, HUD is proposing to eliminate the Section 8 HAP contracts on certain properties, under which the property owners directly receive monthly subsidies for units occupied by low-income tenants. Instead, HUD would provide voucher or certificate rental assistance directly to eligible residents. In the event that the Section 8 HAP program is eliminated or funding of Section 8 HAP contracts of rental properties owned by the Local Partnerships is discontinued, there is no assurance that the rental properties will be able to maintain the occupancy levels necessary to pay debt service and operating costs or that the rents necessary to pay debt service and operating costs will be competitive with rents for comparable units in the rental properties' respective market areas.
As of October 25, 1996, Congress, the Senate and the Clinton Administration continue to struggle with the "Mark to Market" legislation. In the interim, Congress has authorized a one-year extension of project-based Section 8 HAP contacts expiring during fiscal years 1996 and 1997. In light of recent political scrutiny of appropriations for HUD programs, continued funding of

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

annual renewals for Section 8 HAP contracts expiring after fiscal year 1997 is uncertain.

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

     On June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of October 25, 1996, CRI and Mr. Schwartzberg continue to finalize the terms of the definitive agreement.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

     On August 29, 1996, Equity Resource Bay Fund (Bay Fund), a Massachusetts Limited Partnership and an Additional Limited Partner in the Partnership, and affiliates of Bay Fund initiated a tender offer to purchase 2,400 additional units in the Partnership at a price of $10 per Additional Limited Partner unit. Bay Fund which is unaffiliated with CRI, Inc., stated that it made the offer for the express purpose of holding the limited partnership units for investment purposes and not with a view to resale. The purchase offer was determined solely at the discretion of Bay Fund and does not necessarily represent the fair market value of each Additional Limited Partner unit. The Bay Fund and affiliates' offer expired on September 29, 1996, and as of October 25, 1996, Bay Fund and affiliates held approximately 2.5% of the Additional Limited Partner units of the Partnership as a result of their tender offer.


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of October 31, 1996, principal and accrued interest totalling $1,370,000 and $4,078,005, respectively, were due. In June 1994, an offer was made to extend the maturity date of this note to coincide with the future sale of the property under the LIHPRHA program or refinancing of the first mortgage. There is no assurance that a sale will take place under the LIHPRHA program. The Managing General Partner and the noteholder continue to negotiate a settlement, and as of October 31, 1996, negotiations between the Managing General Partner and the noteholder were ongoing. There is no assurance that an agreement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Holiday Village Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     A report on Form 8-K was filed with the Commission on September 17, 1996 urging investors to consider cash distributions expected to be made resulting from the sale of three properties by the Partnership during 1996 and negotiations regarding the sale of three other properties, as of that date, when assessing the Equity Resources Bay Fund tender offer.

     Additionally, a report on Form 8-K was filed with the Commission on October 4, 1996 regarding the sale of the properties relating to the Partnership's investment in River Run, Forest Park and Walnut Square.

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


October 31, 1996              By:  /s/ Deborah K. Browning
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