Form 10-K
period 1996-12-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 1997-03-27
CIK 740371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1996
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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                         1996 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     -------

                                                                 Page
                                                                 ----

Item 1.  Business . . . . . . . . . . . . . . . . . . . . .      I-1
Item 2.  Properties . . . . . . . . . . . . . . . . . . . .      I-8
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . .      I-8
Item 4.  Submission of Matters to a Vote
           of Security Holders  . . . . . . . . . . . . . .      I-8


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Partnership
           Interests and Related Partnership Matters  . . .      II-1
Item 6.  Selected Financial Data  . . . . . . . . . . . . .      II-2
Item 7.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . .      II-3
Item 8.  Financial Statements and Supplementary Data  . . .      II-15
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure . . . . .      II-15


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


                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K  . . . . . . . . . . . . . .      IV-1

Signatures  . . . . . . . . . . . . . . . . . . . . . . . .      IV-4

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .      IV-36

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partnership interest in limited partnerships (Local Partnerships). As of December 31, 1996, the Partnership had investments in thirty-eight Local Partnerships. Each of these Local Partnerships owns and operates a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and/or subsidies, and remain as the local general partners in the Local Partnerships. The Partnership became the principal limited partner in thirty-five of these Local Partnerships pursuant to negotiations with these developers who act as the local general partners. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a limited partner, the Partnership's legal liability for obligations of the Local Partnership is limited to its investment. In three Local Partnerships which are general partnerships, the Partnership has invested as a limited partner in intermediary partnerships which, in turn, have invested as general partners in the Local Partnerships. An affiliate of the Managing

                                     PART I
                                   ----------

ITEM 1.   BUSINESS - Continued
          --------

General Partner of the Partnership is also generally a general partner of the thirty-five Local Partnerships and the three intermediary partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for developing, constructing, maintaining, operating and managing the project. Additionally, the local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

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

     The following is a schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment:

                 SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                               HAS AN INVESTMENT(1)


                                                                                                     Units         Expiration
                             Mortgage                                                            Authorized for        of
 Name and Location          Payable at          Financed and/or Insured          Number of        Rental Asst.      Section 8
of Apartment Complex       12/31/96 (2)         and/or Subsidized Under         Rental Units      Under Sec. 8     HAP Contract
--------------------       ------------      -----------------------------      ------------     --------------    -------------
Asbury Tower               $  7,191,324      New Jersey Housing and                   350               134          01/01/02
 Asbury Park, NJ                              Mortgage Finance Agency
                                              (NJHMFA)/236

Campbell Terrace              9,829,687      Illinois Housing Development             249               248          05/31/05
 Chicago, IL                                  Authority (IHDA)

Cannonsburg House             2,451,317      Pennsylvania Housing Finance             104               104          01/31/18
 Cannonsburg, PA                              Agency (PHFA)

Cedar Point                   2,436,388      IHDA/236                                 160                 0             --
 Springfield, IL

Char House                    2,616,531      PHFA                                     104               104          06/30/19
 Charleroi, PA

Chippewa County               1,699,829      Wisconsin Housing and Economic           109               108          07/14/98 (4)
 Chippewa Falls, WI                           Development Authority (WHEDA)

Clearfield Hills II           1,500,108      Conventional Mortgage/FNMA                76                 0             --
 Clearfield, UT

Cottonwood Park               1,766,125      FNMA/236                                 126                 6          06/30/98
 Shawnee Mission, KS

Crescent Gardens              1,733,552      GMAC/Section 221(d)(4) of the            100               100          01/09/99
 Wilson, NC                                   National Housing Act (NHA)

De Angelis Manor              1,405,329      Rhode Island Housing and                  96                96          12/01/08
 West Warwick, RI                             Mortgage Finance Corporation
                                              (RIHMFC)

Fairway Park Apt.             8,012,057      IHDA                                     210                42          06/30/04
 Naperville, IL

Garden Court                  6,165,443      Section 221 (d)(4) of the NHA/           284               284          07/24/00
 Springfield, IL                              Section 8

Glenridge Gardens             2,274,088      FNMA/236                                 120                24          05/31/99
 Augusta, ME

Hale Ohana                    1,483,115      Farmers Home Administration               30                29          12/12/16
 Koloa, Kauai, HI                             (FHA)/515

Harborview                    4,877,528      Section 221(d)(3) of the NHA             300               299          06/01/00
 St. Croix, Virgin Islands

Highland Village              1,514,526      Massachusetts Housing Finance            111                53          03/01/17
 Ware, MA                                     Agency (MHFA)/236

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                      HAS AN INVESTMENT(1) - Continued


                                                                                                     Units         Expiration
                             Mortgage                                                            Authorized for        of
 Name and Location          Payable at          Financed and/or Insured          Number of        Rental Asst.      Section 8
of Apartment Complex       12/31/96 (2)         and/or Subsidized Under         Rental Units      Under Sec. 8     HAP Contract
--------------------       ------------      -----------------------------      ------------     --------------    -------------
Holiday Village            $    999,059      FHA/515                                   80                 6          06/01/98 (4)
 Park City, UT

Hometown Villages             1,869,629      WHEDA                                    178               178          06/01/05
 Various cities, WI

Jewish Federation             4,146,090      NJHMFA/236                               145               144          01/28/18
 Cherry Hill, NJ

Lakes of Northdale            9,610,000      Florida Housing Finance                  216                 0             --
 Tampa, FL                                    Authority

Liberty Tower                 2,475,375      PHFA                                     104               104          12/09/10
 California, PA

Madison Square                4,058,412      Michigan State Housing Deve-             133               133          09/30/13
 Grand Rapids, MI                             lopment Authority

Mary Allen West Tower         2,800,000      City of Galesburg                        154               153          03/01/09
 Galesburg, IL

Matthew XXV                   1,415,491      RIHMFC                                    95                95          06/18/98
 Warwick, RI

Northridge Park               5,319,476      California Housing Finance               104                 0             --
 Salinas, CA                                  Agency (CHFA)

Pilgrim Tower East            5,649,300      CHFA                                     158               157          10/17/99
 Pasadena, CA

Pilgrim Tower North           4,530,369      FNMA/236                                 258               205          10/31/97 (4)
 Pasadena, CA

Redden Gardens                2,247,818      FNMA/236                                 150                29          09/30/98 (4)
 Dover, NH

Riverview Manor               1,216,009      WHEDA                                     76                76          08/15/12
 Fort Atkinson, WI

Scoville Center               3,048,459      WHEDA                                    151               151          08/31/18
 Beloit, WI

Second Lakewood               3,143,487      Section 221(d)(4) of the NHA             219                 0             --
 Schaumburg, IL

Thornwood House               3,672,937      IHAD/236                                 183                73          01/31/16
 University Park, IL

                 SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                       HAS AN INVESTMENT(1) - Continued


                                                                                                     Units         Expiration
                             Mortgage                                                            Authorized for        of
 Name and Location          Payable at          Financed and/or Insured          Number of        Rental Asst.      Section 8
of Apartment Complex       12/31/96 (2)         and/or Subsidized Under         Rental Units      Under Sec. 8     HAP Contract
--------------------       ------------      -----------------------------      ------------     --------------    -------------
Tradewinds Terrace         $  1,647,491      FNMA/236                                 122                52          09/30/98 (4)
 Traverse City, MI

Valley View                   2,622,826      IHDA/236                                 179                 0             --
 Rockford, IL

Valley Vista                  2,477,634      New York State Urban Development         124                76          05/01/14
 Syracuse, NY                                  Corporation/236

Wellington Woods              2,070,308      FHA/515                                  109                73          10/19/99
 Clarkson, NY

Westport Village              1,765,365      IHDA/236                                 121                12          01/01/97 (4)
 Freeport, IL

Wollaston Manor               3,756,186      MHFA/236                                 164                41          04/11/15
 Quincy, MA
--------------------       ------------                                          --------            ------
Totals(3) 38               $127,498,668                                             5,752             3,389
                           ============                                          ========            ======


               SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
           IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                        HAS AN INVESTMENT(1) - Continued

                                                                                         Average Effective Annual
                                    Units Occupied As                                         Rental Per Unit
                                Percentage of Total Units                                   for the Years Ended
                                    As of December 31,                                          December 31,
 Name and Location          ------------------------------------           -----------------------------------------------------
of Apartment Complex        1996    1995    1994    1993    1992             1996       1995       1994        1993       1992
--------------------        ----    ----    ----    ----    ----           --------   --------   --------    --------   --------
Asbury Tower                  94%     94%     92%     94%     98%          $  5,373   $  5,272   $  5,053    $  5,139   $  5,221
 Asbury Park, NJ

Campbell Terrace             100%    100%    100%    100%    100%            11,294     10,989     10,816      10,476     10,289
 Chicago, IL

Cannonsburg House             99%     96%     97%     98%     99%             8,631      8,600      8,357       8,147      7,960
 Cannonsburg, PA

Cedar Point                   96%     97%     95%     99%     99%             4,446      4,477      4,340       4,281      4,116
 Springfield, IL

Char House                    99%    100%     99%     98%     94%             8,287      8,181      8,073       7,821      7,704
 Charleroi, PA

Chippewa County               94%     92%     94%     95%     99%             5,097      5,063      5,059       6,787      4,990
 Chippewa Falls, WI

Clearfield Hills II           93%    100%     97%     99%     99%             5,535      5,173      5,128       4,653      4,094
 Clearfield, UT

Cottonwood Park               98%     99%     99%    100%     98%             4,207      4,213      4,218       4,018      3,741
 Shawnee Mission, KS

Crescent Gardens              99%    100%    100%     99%    100%             4,980      4,980      4,873       4,759      4,665
 Wilson, NC

De Angelis Manor             100%    100%    100%    100%    100%             8,457      8,838      8,335       8,193      7,843
 West Warwick, RI

Fairway Park Apt.             96%     94%     99%     98%     97%             8,933      8,758      8,581       8,286      8,014
 Naperville, IL

Garden Court                  70%     75%     75%     85%     92%             4,133      4,284      4,476       5,101      4,819
 Springfield, IL

Glenridge Gardens             91%     86%     93%     91%     97%             4,040      4,324      4,229       4,503      4,802
 Augusta, ME

Hale Ohana                    96%     93%     97%     67%     67%             8,970      8,837      8,290       6,123      6,475
 Koloa, Kauai, HI

Harborview                    98%     99%    100%     99%    100%             8,329      8,411      7,791       7,269      6,148
 St. Croix, Virgin Islands

Highland Village              95%     99%    100%     98%    100%             5,442      5,313      5,245       5,127      5,199
 Ware, MA

                    SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
                IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                         HAS AN INVESTMENT(1) - Continued

                                                                                         Average Effective Annual
                                    Units Occupied As                                         Rental Per Unit
                                Percentage of Total Units                                   for the Years Ended
                                    As of December 31,                                          December 31,
 Name and Location          ------------------------------------           -----------------------------------------------------
of Apartment Complex        1996    1995    1994    1993    1992             1996       1995       1994        1993       1992
--------------------        ----    ----    ----    ----    ----           --------   --------   --------    --------   --------
Holiday Village               96%     99%     95%    100%    100%          $  3,340   $  3,414   $  3,282    $  3,064   $  2,929
 Park City, UT

Hometown Villages             97%     91%     95%     92%     97%             5,677      5,601      5,608       6,891      5,376
 Various cities, WI

Jewish Federation            100%    100%    97%      99%    100%             9,475      8,929      8,813       8,606      8,344
 Cherry Hill, NJ

Lakes of Northdale            92%     89%     95%     94%     92%             6,949      7,486      7,151       6,758      6,676
 Tampa, FL

Liberty Tower                 99%     99%     96%     97%    100%             8,324      8,270      8,077       7,871      7,665
 California, PA

Madison Square                98%     98%     97%     98%     98%             7,397      7,170      7,115       7,105      6,981
 Grand Rapids, MI

Mary Allen West Tower         99%    100%    100%    100%    100%             6,165      6,170      6,142       6,092      6,011
 Galesburg, IL

Matthew XXV                  100%    100%    100%    100%    100%             8,775      8,724      8,874       8,512      8,196
 Warwick, RI

Northridge Park               90%     91%     94%     89%     93%             8,038      7,576      7,244       7,602      7,598
 Salinas, CA

Pilgrim Tower East            99%    100%    100%    100%    100%             8,734      8,717      8,661       8,413      8,159
 Pasadena, CA

Pilgrim Tower North           98%    100%    100%    100%    100%             4,625      4,663      4,321       3,965      3,880
 Pasadena, CA

Redden Gardens               100%     97%    100%     99%     98%             4,694      4,717      4,560       4,434      4,397
 Dover, NH

Riverview Manor              100%     97%    100%    100%    100%             5,668      5,639      5,599       5,522      5,235
 Fort Atkinson, WI

Scoville Center               98%     95%     99%     98%    100%             5,303      5,220      5,131       7,794      4,931
 Beloit, WI

Second Lakewood               93%     96%     95%     92%     97%             9,298      8,988      8,688       8,483      8,583
 Schaumburg, IL

Thornwood House              100%    100%    100%    100%    100%             4,832      4,665      4,496       4,324      4,170
 University Park, IL

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
           IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                        HAS AN INVESTMENT(1) - Continued

                                                                                         Average Effective Annual
                                    Units Occupied As                                         Rental Per Unit
                                Percentage of Total Units                                   for the Years Ended
                                    As of December 31,                                          December 31,
 Name and Location          ------------------------------------           -----------------------------------------------------
of Apartment Complex        1996    1995    1994    1993    1992             1996       1995       1994        1993       1992
--------------------        ----    ----    ----    ----    ----           --------   --------   --------    --------   --------
Tradewinds Terrace            96%     95%     99%     97%     95%          $  4,198   $  4,096   $  4,095    $  4,076   $  3,939
 Traverse City, MI

Valley View                   98%    100%    100%     98%    100%             4,265      4,071      3,877       3,667      3,526
 Rockford, IL

Valley Vista                  89%     94%     90%    100%     98%             4,803      4,824      4,742       4,511      4,600
 Syracuse, NY

Wellington Woods             100%     97%    100%    100%    100%             2,895      2,854      2,645       2,600      2,563
 Clarkson, NY

Westport Village              98%     98%     97%     97%     98%             4,783      4,595      4,406       4,110      3,597
 Freeport, IL

Wollaston Manor              100%     99%    100%    100%     99%             5,819      5,791      5,634       5,191      4,641
 Quincy, MA
                            ----    ----    ----    ----    ----           --------   --------   --------    --------   --------
Totals(3) 38                  96%     96%     97%     97%     97%          $  6,321   $  6,260   $  6,106    $  6,060   $  5,739
                            ====    ====    ====    ====    ====           ========   ========   ========    ========   ========


                                     PART I
                                   ----------

ITEM 1.   BUSINESS - Continued
          --------

(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 1996.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) The Section 8 contract expiration date reflects a one year extension from the original expiration date, in accordance with congressional legislation.

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

     On August 27, 1996, River Run Company sold River Run to a non-profit entity. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the consolidated financial statements for additional information pertaining to the sale.

     On September 19, 1996, New Forest Park Associates Limited Partnership sold Forest Park to a non-profit entity. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the consolidated financial statements for additional information pertaining to the sale.

     On September 19, 1996, New Walnut Square Associates Limited Partnership sold Walnut Square to a non-profit entity. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the consolidated financial statements for additional information pertaining to the sale.

     On February 17, 1997, the local managing general partner of the New Second Lakewood Associates Limited Partnership (Second Lakewood) entered into an

                                     PART I
                                     -------

ITEM 1.   BUSINESS - Continued
          --------

agreement to sell the property to an unaffiliated entity. The potential buyer has made a deposit of $100,000 and has commenced its due diligence review.
There is no assurance that a sale of Second Lakewood will occur, as the potential buyer has the option to cancel the agreement and receive its deposit on or before April 18, 1997, based on the results of its due diligence review. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the consolidated financial statements for additional information pertaining to the potential sale.

ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partnership interests in Local Partner-ships, Capital Realty Investors-IV Limited Partnership indirectly holds an interest in the underlying real estate. See Part I, Item 1 and Schedule III of
Part IV, Item 14 for information pertaining to these properties.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no material legal proceedings to which the Partnership is a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     (a) On August 29, 1996, Equity Resource Bay Fund (Bay Fund), a Massachusetts Limited Partnership which is affiliated with Equity Resources Group, the general partner of various partnerships that are Additional Limited Partners in the Partnership, initiated a tender offer to purchase 2,400 additional units in the Partnership at a price of $10 per Additional Limited Partner unit. Bay Fund, which is unaffiliated with CRI, Inc., stated that it made the offer for the express purpose of holding the limited partnership units for investment purposes and not with a view to resale. The purchase offer was determined solely at the discretion of Bay Fund and does not necessarily represent the fair market value of each Additional Limited Partner unit. The Bay Fund offer expired on September 29, 1996, and as of March 10, 1997, Bay Fund held approximately 2.8% of the Additional Limited Partner units of the Partnership. Other than the Bay Fund tender offer, or any other offer of the same type, it is not anticipated that there will be any formal market for resale of interests in the Partnership. As a result, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

     (b) As of March 10, 1997, there were approximately 7,000 registered holders of limited partnership interests in the Partnership.

     (c) For the year ended December 31, 1996, the Partnership distributed $1,999,119 (or $27.20 per Additional Limited Partner unit) to the Additional Limited Partners on October 31, 1996. This distribution was a result of the sale of the properties relating to the Partnership's investment in Clearfield Hills I, Village North, River Run, Forest Park and Walnut Square. For the year ended December 31, 1995, the Partnership distributed $745,290 (or $10.14 per unit of Additional Limited Partner unit) to the Additional Limited Partners on April 28, 1995 as a result of the sale of the property relating to the Partnership's investment in Southgate Apartments. The Partnership received distributions of $872,629 and $845,622 from Local Partnerships during 1996 and 1995, respectively. Some of the Local Partnerships operate under restrictions imposed by the government agencies which limit the cash return available to the Partnership.

                                     PART II
                                     -------

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                                                                           For the years ended December 31,
                                                      1996            1995            1994            1993             1992
                                                  ------------    ------------    ------------    ------------     ------------
Share of income (loss) from partnerships          $    122,378    $    245,013    $ (1,399,207)   $    (12,883)    $   (432,472)
Interest and other income                              546,446         433,511         359,536         227,959          201,515
Expenses                                           (15,974,088)    (15,169,222)    (13,949,301)    (12,836,439)     (11,484,081)
Gain on disposition of investments in
  partnerships                                       8,245,471       2,840,833              --       2,693,169               --
Extraordinary gain from extinguishment
  of debt                                           13,405,200         214,343              --              --               --
                                                  ------------    ------------    ------------    ------------     ------------
Net income (loss)                                 $  6,345,407    $(11,435,522)   $(14,988,972)   $ (9,928,194)    $(11,715,038)
                                                  ============    ============    ============    ============     ============
Income (loss) allocated to Additional
  Limited Partners (97%)                          $  6,155,045    $(11,092,457)   $(14,539,303)   $ (9,630,348)    $(11,363,587)
                                                  ============    ============    ============    ============     ============
Income (loss) per unit of Additional
  Limited Partnership Interest based on
  73,500 units outstanding                        $      83.74    $    (150.92)   $    (197.81)   $    (131.03)    $    (154.61)
                                                  ============    ============    ============    ============     ============
Cash distribution per unit of
  Additional Limited Partnership
  Interest based on 73,500 units
  outstanding                                     $      27.20    $      10.14    $         --    $      21.37     $         --
                                                  ============    ============    ============    ============     ============
Total assets                                      $ 41,548,239    $ 43,620,768    $ 45,061,364    $ 47,178,378     $ 50,293,562
                                                  ============    ============    ============    ============     ============
Total remaining amounts due on investments,
  including accrued interest on purchase
  money notes                                     $122,219,645    $135,227,496    $129,630,374    $119,523,104     $115,010,188
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

     The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986 which virtually eliminated many of the incentives for the new construction or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, the Managing General Partner continues to concentrate on transferring the source of investment yield from tax benefits to cash flow wherever possible and potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

     The acquisition of interests in certain Local Partnerships resulted in purchase money note obligations of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically mature fifteen years from the date of acquisition of the interests in particular Local Partnerships.

     The Managing General Partner has been working to develop a strategy to sell certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to nonprofit purchasers. The Managing General Partner intends to utilize part or all of the Partnership's net proceeds (after a 50% distribution to limited partners) received from the sales of properties to fund reserves for paying at maturity, prepaying or purchasing prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3)of the National Housing Act, as amended. The Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA), which provided property owners with restricted opportunities to sell low income housing, ended effective September 30, 1996. However, the U.S. Department of Housing and Urban Development (HUD) received approximately $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. Continued funding of the LIHPRHA

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

program after fiscal year 1997 is uncertain. There is no assurance that a sale of any properties that previously qualified under the LIHPRHA program will occur.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop strategies to sell or refinance certain properties pursuant to programs developed by these agencies or other potential buyers. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance the property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments
(HAP) provided by HUD pursuant to HAP contracts. In 1995 and 1996, HUD released its Reinvention Blueprint and a revision to its Reinvention Blueprint which contained proposals that have come to be known as "Mark-to-Market". Congress, HUD and the Clinton Administration continue to struggle with the Mark-to-Market initiative. This initiative was intended to deal with HUD's increasing burden of funding HAP contracts. Under the initiative, HUD would eliminate the project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. However, with the elimination of the HAP contract, there is no assurance that rental properties would be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. The initiative will impact those properties that have HAP contracts with shorter terms than that of the underlying property mortgage. For instance, some properties may have a 20-year HAP contract while the underlying mortgage has a 40-year term. In the interim, Congress has authorized one-year extensions for properties with HAP contracts expiring during the government's fiscal year 1997, which began October 1, 1996. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1997 is uncertain.

     With the ending of the LIHPRHA program and with the uncertainty surrounding renewals of expiring Section 8 HAP contracts, the Managing General Partner is developing new strategies to deal with the ever changing environment of affordable housing policy. Section 236 and Section 221(d)(3) properties that are in the 18th year of their mortgage may be eligible for pre-payment of the mortgage. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently, there are a few lenders that will provide financing either to prepay the existing mortgage or provide additional funds to allow the property to convert to market rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop a strategy that makes economic sense for all parties involved.

     In 1990, CRI, as managing general partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

these properties were properties owned by some of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he retired from CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

     Thereafter, Mr. Schwartzberg launched a hostile consent solicitation to be designated as managing general partner of approximately 125 private partnerships sponsored by CRI. On January 18, 1996, Mr. Schwartzberg and CMS filed a complaint in the Circuit Court of Montgomery County, Maryland (the Circuit Court), against CRI and Messrs. Dockser and Willoughby (who are general partners of the Partnership) alleging, among other things, that CRI and Messrs. Dockser and Willoughby breached the asset management agreement pursuant to which Mr. Schwartzberg's company, CMS, agreed to perform limited functions related to property-level issues for a portion of CRI's subsidized housing portfolio (including some of the properties in which the Partnership invested), by reducing the proposed budget for 1996. The Partnership was not named as a defendant in this action. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims. On February 6, 1996, CRI terminated the CMS contract for cause. (CRI subsequently retained an independent asset management company to perform functions previously performed by CMS.) Mr. Schwartzberg and CMS responded to the contract termination by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of March 10, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1996, the Partnership had approximately 7,000 investors, who subscribed to a total of 73,500 units of limited partnership interests in the original amount of $73,500,000. As of December 31, 1996, the Partnership had investments in thirty-eight Local Partnerships. The Partnership's

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

liquidity, with unrestricted cash resources of $8,871,297 as of December 31, 1996, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of December 31, 1996, $535,410 of cash was restricted for the Partnership's remaining purchase money note obligation with respect to Forest Park. This obligation was paid on January 2, 1997, as discussed below. Additionally $50,400 of cash was restricted for future interest payments on one of the purchase money notes. The Partnership determined that the carrying amounts of its cash and cash equivalents and restricted cash approximate fair value. As of March 10, 1997, there were no material commitments for capital expenditures.

     During 1996, 1995 and 1994 the Partnership received cash distributions of $872,629, $845,622 and $712,622, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $43,806,343 (exclusive of unamortized discount on purchase money notes of $16,874,671) plus accrued interest of $78,413,302 as of December 31, 1996, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 matured in 1994 but have not been paid, as discussed below. Purchase money notes in an aggregate principal amount of $1,330,000 mature on August 31, 1997, as discussed below. Purchase money notes originally due to mature on September 1, 1999, were retired at a discount on January 2, 1997, in connection with the terms of an escrow agreement, as discussed below. The remaining purchase money notes mature from 1999 to 2025. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Purchase money notes plus accrued interest relating to Redden Development Company (Redden Gardens) in the principal amount of $1,330,000 mature on August 31, 1997. The Managing General Partner anticipates proposing a five year extension. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Redden Gardens not produce sufficient value to satisfy the purchase money note related to Redden Gardens, the Partnership's

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     On May 23, 1994, the local general partner of New Forest Park Associates Limited Partnership (Forest Park) filed a notice of intent to participate under LIHPRHA. On July 11, 1996, the local managing general partner's plan of action regarding the sale of Forest Park under the LIHPRHA program was approved by HUD. On September 19, 1996, Forest Park sold the property, a 284-unit apartment complex located in New Orleans, Louisiana, under the LIHPRHA program to Forest Park Affordable Housing Inc., a District of Columbia non-profit organization. The sale of the property generated net cash proceeds to the Partnership of approximately $1.2 million. The proceeds were net of approximately $1.7 million used to retire, at a discount, a portion of the Partnership's purchase money note obligation with respect to the property. The proceeds were also net of $531,100 which was used to purchase a certificate of deposit which was held in escrow until January 2, 1997, at which time all principal and interest accrued up to three percent per annum on the certificate of deposit was used to retire the Partnership's remaining purchase money note obligation with respect to the property. All interest that accrued on the certificate of deposit in excess of three percent per annum was received by the Partnership. Accordingly, the accompanying financial statements include $531,100 of restricted cash equivalents as of December 31, 1996, which represents the remaining principal balance which became due on January 2, 1997, in accordance with the escrow agreement. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $7,287,743, of which $4,825,355 resulted from the retirement of the purchase money note obligation with respect to the property. The federal
tax gain was $10,085,650.   The Managing General Partner of the Partnership
and/or its affiliates did not receive any fees relating to the sale.

     On May 23, 1994, the local general partner of New Walnut Square Associates Limited Partnership (Walnut Square) filed a notice of intent to participate under LIHPRHA. On July 11, 1996, the local managing general partner's plan of action regarding the sale of Walnut Square under the LIHPRHA program was approved by HUD. On September 19, 1996, Walnut Square sold the property, a 284-unit apartment complex located in New Orleans, Louisiana, under the LIHPRHA program to Walnut Square Affordable Housing, Inc., a District of Columbia non-profit entity. The sale of the property generated net cash proceeds to the Partnership of approximately $966,000. The proceeds were net of $2.4 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $8,566,073, of which $6,672,477 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was $11,357,595. The Managing General Partner of the Partnership and/or its affiliates did not receive any fees relating to the sale.

     On March 15, 1993, the local general partner of River Run Company (River
Run) filed a notice of intent to participate under LIHPRHA. On February 27, 1996, the local managing general partner's plan of action regarding the sale of River Run under the LIHPRHA program was approved by HUD. On August 27, 1996, River Run sold the property, a 100-unit apartment complex located in Macomb,

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Illinois, under the LIHPRHA program to National Handicap Housing Institute, Inc., a non-profit entity. The sale of the property generated net cash proceeds to the Partnership of approximately $552,000. The proceeds were net of approximately $530,000 used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $1,445,203, of which $404,670 resulted from the retirement of the purchase money note obligation with
respect to the property.  The federal tax gain was $3,169,629.   The Managing
General Partner of the Partnership and/or its affiliates earned net fees of $26,606 for its services relating to the sale of River Run. As of March 10, 1997, $8,869 of these fees have not been paid.

     On May 22, 1992, Clearfield Hills I Limited Partnership (Clearfield Hills
I) filed a notice of intent to participate under LIHPRHA. The sale of the property was completed on February 6, 1996. The sale price of approximately $3.2 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on October 30, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $1,765,277, of which $50,107 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was $2,368,084. The Managing General Partner and/or its affiliates did not receive any fees for services relating to the sale.

     On March 1, 1994, New Village Apartments North (Village North) filed a notice of intent to participate under the LIHPRHA program. The sale of the property was completed on February 6, 1996. The sale price of approximately $2.86 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on September 27, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $2,586,375, of which $1,452,591 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was $3,307,018. The Managing General Partner and/or its affiliates did not receive any fees for services relating to the sale.

     On October 31, 1996, the Partnership distributed $1,999,119 (or $27.20 per Additional Limited Partner unit) to the Additional Limited Partners from the proceeds of the sales of Clearfield Hills I, Village North, River Run, Forest Park and Walnut Square. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships.

     On May 11, 1992, Southgate Apartments Company (Southgate) filed a plan of action under Title II of the Emergency Low Income Housing Preservation Act of 1987 to sell the real estate to a non-profit entity. The sale was completed on January 31, 1995. The sale price of approximately $9.3 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1995 of

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

$3,055,176, of which $214,343 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was $6,982,026. The Partnership distributed $745,290 (or $10.14 per Additional Limited Partner unit) on April 28, 1995 to the Additional Limited Partners. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the repayment, prepayment or purchase of purchase money notes of other Local Partnerships, as discussed above. The General Partner and/or its affiliates received net fees for services relating to the sale of $186,512 on February 2, 1995.

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of March 10, 1997, principal and accrued interest totalling $1,370,000 and $4,292,052, respectively, were due. In June 1994, an offer was made to extend the maturity date of this note to coincide with the potential refinancing of the first mortgage. There is no assurance that a refinancing of the first mortgage will be obtained. The Managing General Partner and the noteholder continue to negotiate settlement options, and as of March 10, 1997, negotiations between the Managing General Partner and the noteholder were ongoing. There is no assurance that an agreement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Holiday Village Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The Partnership has determined that it is not practicable to estimate the fair value of the purchase money notes, either individually or in the aggregate, due to: (1) the lack of an active market for this type of financial instrument,
(2) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnership, and (3) the excessive costs associated with an independent appraisal of the purchase money notes.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1996 and 1995, the receipt of distributions from Local Partnerships and the release of restricted cash equivalents were adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net income increased in 1996 from 1995 primarily due to the extraordinary gain from extinguishment of debt and the gain on disposition

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

of investments related to the sale of Forest Part, Walnut Square, River Run, Clearfield Hills I and Village North during 1996, as discussed above. Contributing to the increase in the Partnership's net income was an increase in interest income due to larger cash and cash equivalent balances during 1996 and a decrease in general and administrative expenses due to decreased payroll costs. Partially offsetting the increase in the Partnership's net income was an increase in interest expense due to the amortization of imputed interest, and a decrease in share of income from partnerships due to a decrease in repayment of an advance received by the Partnership from the New Second Lakewood Associates Limited Partnership (Second Lakewood). Repayment of advances received by the Partnership from Second Lakewood were recorded as income during 1996 and 1995 as the Partnership's investment in the Local Partnership has been reduced to zero due to recurring operating losses.

     The Partnership's net loss decreased in 1995 from 1994 primarily due to the recognition of gain on the disposition of Southgate in 1995, as previously discussed. Contributing to the decrease in net loss was an increase in share of income from Local Partnerships primarily as a result of one property's accumulated losses exceeding the Partnership's basis in the related investment in Local Partnership during 1995. The Partnership does not record losses from the Local Partnerships in excess of the Partnership's investment in the respective Local Partnerships, as discussed below. Contributing to the increase in share of income from Local Partnerships was the repayment in 1995 of the Partnership's advance to the same Local Partnership discussed above, which was recorded by the Partnership as income from Local Partnerships since the Partnership's investment in the particular Local Partnership had been reduced to zero. Also contributing to the increase in share of income from Local Partnerships was a decrease in interest expense at one property, an increase in rental revenues at two properties, and a decrease in operating expenses at two properties. Also contributing to the decrease in the Partnership's net loss was an increase in interest and other income as a result of higher cash balances and increased yields on investments. Partially offsetting the decrease in net loss was an increase in interest expense as a result of the amortization of the discount on the purchase money notes, as discussed below.

     The purchase money notes originated from 1984 through 1985. When they were issued, the market interest rate was approximately 15%, while the stated interest rates ranged from 9 to 12%. The notes were discounted as required by Generally Accepted Accounting Principles, and a simple/compound method was used at the stated interest rate for tax purposes and the compound method at the market interest rate was used for book purposes. As the book interest is being compounded, the interest expense for book purposes will eventually surpass the interest expense for tax purposes, thereby reducing the discount and increasing the interest expense. In fiscal year 1996, all properties with purchase money notes had book interest which exceeded the tax interest. This increase in interest expense and the resulting reduction in the discount is expected to increase in future years.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the years ended December 31, 1996, 1995 and 1994 did not include losses of $1,101,875, $1,262,820 and
$1,071,631, respectively.  The Partnership's net loss recognized from the Local

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnership are reduced to zero. Accordingly, excludable losses are generally expected to increase.
Distributions of $35,513, $28,777 and $68,981 received from three Local Partnerships during 1996, 1995 and 1994, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

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

     The Managing General partner received $1,000 on January 5, 1996 for an option to purchase the Partnership's limited partner interest in Second Lakewood and an additional $1,000 on May 3, 1996, to extend the term of the option. Negotiations between the Managing General Partner and the option holder continued following the expiration of the option until November 1996, when they were terminated. In January 1997, the local managing general partner received an offer to purchase the property from a third party, and a purchase agreement was signed effective February 17, 1997. The potential buyer has made a deposit of $100,000 and has commenced its due diligence review. There is no assurance that a sale of Second Lakewood will occur as the potential buyer has the option to cancel the agreement and receive its deposit on or before April 18, 1997, based on the results of its due diligence review.

     In 1989, Second Lakewood was experiencing rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the marketability and income of the property. The outstanding loan and interest accrued thereon totalled $80,740 and $2,738, respectively, as of December 31, 1996 and $224,543 and $617, respectively, as of December 31, 1995. On March 7, 1997, the loan and interest accrued thereon of $80,740 and $4,366, respectively, was paid to the Partnership by the Local Partnership in full satisfaction of the outstanding advance.

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

     The report of the auditors on the financial statements of Garden Court for the year ended December 31, 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to negative cash flow resulting from decreasing occupancy levels. The Partnership's investment in Garden Court was previously reduced to zero as a result of losses from the Local Partnership during prior years. In addition, the Partnership did not issue any purchase money notes or debt instruments in connection with its investment in Garden Court. Therefore, the uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition. Furthermore, the complete loss of this investment would not have a material impact on the operations of the Partnership.

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

     The local general partners of the following properties have each filed a notice of intent to participate under the LIHPRHA program:


              Property                  Date of Filing
         -------------------          ------------------
         Valley Vista                 November 4, 1992
         Cedar Point                  November 23, 1993
         Thornwood House              November 23, 1993
         Redden Gardens               December 23, 1994
         Holiday Village              January 9, 1995
         Cottonwood Park              January 23, 1995

     The plan of actions for these properties were not approved by HUD, therefore, these properties are no longer eligible to participate in what remains of the LIHPRHA program.

     Incentives available under LIHPRHA are discussed above in the General section. As discussed above, there is no assurance that a sale or supplemental financing of these properties will occur due to the federal government's limited funding or appropriations to the LIHPRHA program.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                    Inflation
                                    ---------

     Inflation allows for increases in rental rates, usually offsetting any higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed rate long-term financing under which real property investments were purchased. Future inflation could allow for appreciated values of the Local Partnerships' properties over an extended period of time as rental revenues and replacement values gradually increase.

     The following table reflects the combined rental revenues of the Partnership's remaining thirty-eight properties for the five years ended December 31, 1996. Combined rental revenue amounts for years prior to 1996 have been adjusted to reflect property sales in 1996 and 1995, as discussed above.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                            For the years ended December 31,
                            1996                1995                 1994                  1993                   1992
                         -----------         -----------          -----------           -----------            -----------
Combined Rental
  Revenue                $36,656,513         $36,350,774          $35,378,422           $35,365,870            $33,489,630

Annual Percentage
  (Decrease)/increase                  .84%                 2.7%                  .04%                5.6%



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

William B. Dockser, 60, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment complexes. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

H. William Willoughby, 50, President, Secretary and a Director of CRI since January 1990 and Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Company. He holds a Juris Doctorate degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc., CRIIMI, Inc. and CRI Liquidating REIT, Inc.

Ronald W. Thompson, 50, Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.











                                      III-1

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Susan R. Campbell, 38, Senior Vice President-CRI Realty Services. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 41, Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctorate from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c), (d), (e), (f), (g), (i), (j), (k) and (l)

     The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is included in Notes 3 and 4 to the consolidated financial statements contained in Part IV, Item 14.

     Additionally, the General Partners may receive an annual distribution from the Partnership if there is cash available for distribution, as defined in the Partnership Agreement.

     The Managing General Partner is also entitled to the following payments:

     (1) Annual incentive management fee for managing the affairs and business of the Partnership in an amount not to exceed .25% of invested assets, including the Partnership's allocable share of the mortgages, payable first, in an annual amount equal to $375,000; and second, after distributions to investors in the amount of 1% of the gross proceeds of the offering, the balance of such .25% of invested assets. Any flex subsidy mortgage loans obtained by the local managing general partner of the Local Partnerships will not be included as part of the assets upon which the Managing General Partner's incentive management fee is calculated. The annual incentive management fee amounted to $375,000 for each of the years ended December 31, 1996, 1995 and 1994.

     (2) 12% of sale and refinancing proceeds remaining after the limited partners have received a return of all their capital contributions, adjusted as provided in the Partnership Agreement, and the General Partners have received the property disposition fees described below. The General Partners may also receive a return of their capital

                                      III-2

                                    PART III
                                    --------

ITEM 11.  EXECUTIVE COMPENSATION - Continued
          ----------------------

          contributions and repayment of any loans made to the Partnership. No sale or refinancing proceeds were paid to the General Partners during the years ended December 31, 1996, 1995 and 1994.

     (3) 1% of the aggregate selling prices, including any amounts previously unpaid upon prior sales of apartment complexes, payable after the limited partners have received a return of all their capital contributions, adjusted as provided in the Partnership Agreement.
          This amount and any other commissions or fees payable upon the sale of apartment complexes shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment complexes. No such amounts were paid to the General Partners during the years ended December 31, 1996, 1995 and 1994.

     (4) In addition, the Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. During the year ended December 31, 1996, the Managing General Partner and/or its affiliates earned net fees totalling $26,606 in connection with the sale of the property relating to the Partnership's investment in River Run. As of March 10, 1997, $8,869 of these fees have not been paid. No fees were paid to the Managing General Partner and/or its affiliates for services performed in connection with the 1996 sales of the properties relating to the Partnership's investments Clearfield Hills I, New Village Apartments North, Forest Park and Walnut Square. In February 1995, the Managing General Partner and/or its affiliates received net fees totalling $186,512 for services relating to the sale of the Southgate property. No such fees were paid to the Managing General Partner and/or its affiliates during the year ending December 31, 1994.

     (h)  Termination of employment and change in control arrangements.

          None.




















                                      III-3

                                    PART III
                                    --------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
            MANAGEMENT
            ----------

     (a)  Security ownership of certain beneficial owners.

          No person or "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding partnership units at December 31, 1996.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all units beneficially owned, as of December 31, 1996, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.


            Name of                   Amount and Nature      % of total
        Beneficial Owner           of Beneficial Ownership  Units issued
        ----------------           -----------------------  ------------
        William B. Dockser                   None                 0%
        H. William Willoughby                None                 0%
        All Directors and Officers
          as a Group (5 persons)             None                 0%

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

          The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of their stock ownership in CRI. Item 11 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates, is incorporated herein by reference. Note 3 of the notes to the consolidated financial statements, which contains disclosure of related party transactions, is also incorporated herein by reference.

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












































                                      III-5

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          ------------------------------------------------------
               FORM 8-K
               --------

     (a) 1.    Financial Statements                                 Page
               --------------------                                 ----

               Report of Independent Certified Public
                 Accountants - Capital Realty Investors-IV
                 Limited Partnership                                IV-5

               Reports of Independent Certified Public
                 Accountants - Local Partnerships in which
                 Capital Realty Investors-IV Limited
                 Partnership has invested                           IV-6

               Consolidated Balance Sheets as of December 31,
                 1996 and 1995                                      IV-7

               Consolidated Statements of Operations for the
                 years ended December 31, 1996, 1995 and            IV-8
                 1994

               Consolidated Statement of Changes in Partners'
                 Deficit for the years ended
                 December 31, 1996, 1995 and 1994                   IV-9

               Consolidated Statements of Cash Flows for
                 the years ended December 31, 1996, 1995
                 and 1994                                           IV-10

               Notes to Consolidated Financial Statements           IV-11

     (a) 2.    Financial Statement Schedules
               -----------------------------

               Included in Part IV of this report are the following schedules for the year ended
               December 31, 1996, which are applicable to the Local Partnerships in which Capital Realty
               Investors-IV Limited Partnership has invested:

               Report of Independent Certified Public
               Accountants on Financial Statement Schedule          IV-32

               Schedule III - Real Estate and Accumulated
                 Depreciation                                       IV-33

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

     (c)  Exhibits
          --------

               The list of Exhibits required by Item 601 of Regulation S-K is included in Item (a)3., above.









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

                                   Capital Realty Investors-IV
                                     Limited Partnership

                                   By:  C.R.I., Inc.
                                        Managing General Partner



March 27, 1997                     /s/ William B. Dockser
---------------------------        --------------------------------
DATE                               William B. Dockser, Director,
                                   Chairman of the Board,
                                     Treasurer and Principal
                                     Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



March 27, 1997                     /s/ H. William Willoughby
---------------------------        --------------------------------
DATE                               H. William Willoughby
                                   Director, President and
                                     Secretary



March 27, 1997                     /s/ Deborah K. Browning
---------------------------        --------------------------------
DATE                               Deborah K. Browning
                                   Vice President,
                                     Chief Accounting Officer,
                                     Principal Financial and
                                     Principal Accounting Officer




























               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Partners
  Capital Realty Investors-IV Limited Partnership

     We have audited the consolidated balance sheets of Capital Realty
Investors-IV Limited Partnership as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain Local
Partnerships.  The Partnership's share of income or loss from these Local
Partnerships constitutes $262,827 of losses in 1996, $666,622 of losses in 1995 and $1,158,768 of losses in 1994 included in the Partnership's net income/loss.
The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local
Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-IV
Limited Partnership as of December 31, 1996 and 1995, and the consolidated results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

                                                              Grant Thornton LLP


Vienna, VA
March 10, 1997


































              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                                  HAS INVESTED*



*    The reports of independent certified public accountants - Local
     Partnerships in which Capital Realty Investors-IV Limited Partnership has invested were filed in paper format under Form SE on March 26, 1997, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted December 19, 1996.
























                   CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                                        December 31,
                                                                                                    1996             1995
                                                                                               -------------    -------------
Investments in and advances to partnerships                                                    $  30,456,822    $  33,458,291
Investment in partnerships held for sale                                                                  --        1,479,864
Cash and cash equivalents                                                                          8,871,297        6,801,118
Restricted cash                                                                                      585,810           44,800
Acquisition fees, principally paid to related parties, net
  of accumulated amortization of $358,374 and $365,275,
  respectively                                                                                       819,825          941,910
Property purchase costs, net of accumulated amortization
  of $346,512 and $348,023, respectively                                                             777,328          880,553
Other assets                                                                                          37,157           14,232
                                                                                               -------------    -------------
     Total assets                                                                              $  41,548,239    $  43,620,768
                                                                                               =============    =============

                              LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                             $  26,931,672    $  27,313,495
Accrued interest payable                                                                          78,413,302       84,441,538
Accounts payable and accrued expenses                                                                 99,062          116,689
Consulting fees payable to related parties                                                             8,869               --
                                                                                               -------------    -------------
     Total liabilities                                                                           105,452,905      111,871,722
                                                                                               -------------    -------------
Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                                                                   2,000            2,000
    Limited Partners                                                                              73,501,500       73,501,500
                                                                                               -------------    -------------
                                                                                                  73,503,500       73,503,500
  Less:
    Accumulated distributions to partners                                                         (5,451,702)      (3,452,583)
    Offering costs                                                                                (7,562,894)      (7,562,894)
    Accumulated losses                                                                          (124,393,570)    (130,738,977)
                                                                                               -------------    -------------
     Total partners' deficit                                                                     (63,904,666)     (68,250,954)
                                                                                               -------------    -------------
     Total liabilities and partners' deficit                                                   $  41,548,239    $  43,620,768
                                                                                               =============    =============







                        The accompanying notes are an integral part of these consolidated financial statements.

                      CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          For the years ended December 31,
                                                                                    1996             1995            1994
                                                                                ------------     ------------    ------------
Share of income (loss) from partnerships                                        $    122,378     $    245,013    $ (1,399,207)
                                                                                ------------     ------------    ------------
Other revenue and expenses:
Revenue
  Interest and other income                                                          546,446          433,511         359,536
                                                                                ------------     ------------    ------------
Expenses
  Interest                                                                        15,278,276       14,418,899      13,238,386
  Management fee                                                                     375,000          375,000         375,000
  Professional fees                                                                   95,386          101,361         117,503
  General and administrative                                                         163,763          207,778         148,861
  Amortization                                                                        61,663           66,184          69,551
                                                                                ------------     ------------    ------------
                                                                                  15,974,088       15,169,222      13,949,301
                                                                                ------------     ------------    ------------
  Total other revenue and expenses                                               (15,427,642)     (14,735,711)    (13,589,765)
                                                                                ------------     ------------    ------------
Loss before gain on disposition
  of investments in partnerships                                                 (15,305,264)     (14,490,698)    (14,988,972)

Gain on disposition of investments in
  partnerships                                                                     8,245,471        2,840,833              --
                                                                                ------------     ------------    ------------

Loss before extraordinary gain from
  extinguishment of debt                                                          (7,059,793)     (11,649,865)    (14,988,972)

Extraordinary gain from extinguishment of
  debt                                                                            13,405,200          214,343              --
                                                                                ------------     ------------    ------------
Net income (loss)                                                               $  6,345,407     $(11,435,522)   $(14,988,972)
                                                                                ============     ============    ============
Income (loss) allocated to General Partners (1.51%)                             $     95,816     $   (172,676)   $   (226,333)
                                                                                ============     ============    ============
Income (loss) allocated to Initial and Special Limited
  Partners (1.49%)                                                              $     94,546     $   (170,389)   $   (223,336)
                                                                                ============     ============    ============
Income (loss) allocated to Additional Limited
  Partners (97%)                                                                $  6,155,045     $(11,092,457)   $(14,539,303)
                                                                                ============     ============    ============
Income (loss) per unit of Additional Limited Partnership
  Interest based on 73,500 units outstanding                                    $      83.74     $    (150.92)   $    (197.81)
                                                                                ============     ============    ============







                       The accompanying notes are an integral part of these consolidated financial statements.

                      CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

                   For the years ended December 31, 1996, 1995 and 1994


                                                                         Initial and
                                                                           Special         Additional
                                                        General            Limited           Limited
                                                        Partners           Partners          Partners             Total
                                                       -----------       -----------       ------------       ------------
Partners' deficit,
  January 1, 1994                                      $(1,590,312)      $(1,569,720)      $(37,921,138)      $(41,081,170)

  Net loss                                                (226,333)         (223,336)       (14,539,303)       (14,988,972)
                                                       -----------       -----------       ------------       ------------
Partners' deficit,
  December 31, 1994                                     (1,816,645)       (1,793,056)       (52,460,441)       (56,070,142)

Distribution of $10.14
  per Additional Limited
  Partnership Interest                                          --                --           (745,290)          (745,290)

  Net loss                                                (172,676)         (170,389)       (11,092,457)       (11,435,522)
                                                       -----------       -----------       ------------       ------------
Partners' deficit,
  December 31, 1995                                     (1,989,321)       (1,963,445)       (64,298,188)       (68,250,954)

Distribution of $27.20
  per Additional Limited
  Partnership Interest                                          --                --         (1,999,119)        (1,999,119)

  Net income                                                95,816            94,546          6,155,045          6,345,407
                                                       -----------       -----------       ------------       ------------
Partners' deficit,
  December 31, 1996                                    $(1,893,505)      $(1,868,899)      $(60,142,262)      $(63,904,666)
                                                       ===========       ===========       ============       ============



















                      The accompanying notes are an integral part of these consolidated financial statements.

                     CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the years ended December 31,
                                                                                    1996            1995            1994
                                                                                ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss)                                                             $  6,345,407    $(11,435,522)   $(14,988,972)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of (income) loss from partnerships                                        (122,378)       (245,013)      1,399,207
    Payment of purchase money note interest                                         (304,873)       (342,518)       (346,806)
    (Increase) decrease in accrued interest receivable
      on advances to partnerships                                                     (2,121)         67,192         (48,565)
    Amortization of discount on purchase money notes                               4,298,552       3,255,277       2,784,342
    Amortization of deferred costs                                                    61,663          66,184          69,551
    Gain on disposition of investment in
      partnerships                                                                (8,245,471)     (2,840,833)             --
    Extraordinary gain from extinguishment of debt                               (13,405,200)       (214,343)             --

    Changes in assets and liabilities:
      Increase in other assets                                                       (22,925)         (4,227)         (2,068)
      Increase in accrued interest payable                                        10,979,724      11,163,622      10,454,046
      (Decrease) increase in accounts payable                                         (8,758)         24,306         (45,065)
                                                                                ------------    ------------    ------------

      Net cash used in operating activities                                         (426,380)       (505,875)       (724,330)
                                                                                ------------    ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                         872,629         845,622         712,622
  Payment to purchase money note sinking fund                                         (5,600)         (5,600)             --
  Release of restricted cash equivalents                                                  --          75,000          67,225
  Repayment of advances to partnerships                                              143,803         216,958          61,756
  Investment held in escrow                                                         (535,410)             --              --
  Net proceeds from disposition of investment
    in partnership                                                                11,998,519       4,712,726              --
                                                                                ------------    ------------    ------------

      Net cash provided by investing activities                                   12,473,941       5,844,706         841,603
                                                                                ------------    ------------    ------------

Cash flows from financing:
  Payment of purchase money note principal                                            (8,865)        (10,973)             --
  Distribution to Additional Limited Partners                                     (1,999,119)       (745,290)             --
  Pay-off of purchase money notes and related interest                            (7,969,398)     (3,217,005)             --
                                                                                ------------    ------------    ------------
      Net cash used in financing activities                                       (9,977,382)     (3,973,268)             --
                                                                                ------------    ------------    ------------
Net increase in cash and cash equivalents                                          2,070,179       1,365,563         117,273

Cash and cash equivalents, beginning of year                                       6,801,118       5,435,555       5,318,282
                                                                                ------------    ------------    ------------
Cash and cash equivalents, end of year                                          $  8,871,297    $  6,801,118    $  5,435,555
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

     c.   Principles of consolidation
          ---------------------------

          These financial statements include the accounts of three intermediary limited partnerships which have invested in three Local Partnerships which own and operate government-assisted or conventionally financed apartment complexes. All activity between the three intermediary limited partnerships and the Partnership has been eliminated in consolidation.

     d.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1996 and 1995, the Partnership's share of cumulative losses of eleven and ten, respectively, of the Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $15,165,646 and $14,737,878, respectively. Since the

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - Continued

     Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements. As of December 31, 1996 and 1995, cumulative cash distributions of approximately $250,561 and $215,048, respectively, have been received from Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

     e.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all money market funds, time and demand deposits, repurchase agreements and commercial paper with original maturities of three months or less. The Partnership has determined that the carrying amount of its cash and cash equivalents approximates fair value.

     f.   Restricted cash
          ---------------

          Restricted cash consists of cash restricted for the Partnership's remaining purchase money note obligation with respect to Forest Park. This obligation was paid on January 2, 1997, as discussed below. Restricted cash also consists of future interest payments on one of the purchase money notes. The Partnership has determined that the carrying amount of its restricted cash approximates fair value.

     g.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of limited partnership interests. Such costs were recorded as a reduction of partners' capital when incurred.

     h.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his personal income tax return his share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision (credit) has been made for income taxes in these consolidated financial statements.

     i.   Use of estimates
          ----------------

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

     j.   Asset held for sale
          -------------------

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

     k.   Reclassification
          ----------------

          Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of December 31, 1996 and 1995, the Partnership had limited partnership interests in thirty-eight and forty-three limited partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment complexes which provide housing principally to the elderly and to individuals and families of low or moderate income. The remaining principal amounts due on investments in the Local Partnerships at December 31, 1996 and 1995 are as follows:

                                              1996           1995
                                          ------------   ------------
          Purchase money notes due:
            1994                          $  1,370,000   $  3,491,850
            1997 (1)                         1,861,100      1,330,000
            1999                            37,910,243     43,299,108
            2000                             2,165,000      2,165,000
            Thereafter                         500,000        500,000

          Less unamortized discount        (16,874,671)   (23,472,463)
                                          ------------   ------------
                                          $ 26,931,672   $ 27,313,495
                                          ============   ============

     (1) The $1.861 million due in 1997 includes $531,100 which represents the Partnership's remaining purchase money note obligation relating to Forest Park. As discussed below, in connection with the sale of Forest Park on September 19, 1996, this amount was placed in a certificate of deposit held in escrow until January 2, 1997, at which time it was paid to satisfy the Partnership's remaining purchase money note obligation relating to Forest Park.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

          The purchase money notes have stated interest rates ranging from 9% to 12.3%, certain of which are compounded annually. Unamortized discounts are based upon imputed interest at 15% to reflect market interest rates which prevailed when the notes were issued. The resulting discount has been recorded by the Partnership and is being amortized to interest expense over the life of the respective purchase money notes using the effective interest method. The purchase money notes are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 matured in 1994 but have not been paid, as discussed below. Purchase money notes in an aggregate principal amount of $1,330,000 mature on August 31, 1997, as discussed below. Purchase money notes originally due to mature on September 1, 1999, were retired at a discount on January 2, 1997, in connection with the terms of an escrow agreement, as discussed below. The remaining purchase money notes mature from 1999 to 2025. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 1996, 1995 and 1994 was $15,278,276, $14,418,899
     and $13,238,386, respectively. The accrued interest on the purchase money notes of $78,413,302 and $84,441,538 as of December 31, 1996 and 1995,
     respectively, is due on the respective maturity dates of the purchase money notes or earlier, if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements.

          Purchase money notes plus accrued interest relating to Redden Development Company (Redden Gardens) in the principal amount of $1,330,000 mature on August 31, 1997. The Managing General Partner has proposed a five year extension. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Redden Gardens not produce sufficient value to satisfy the

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     purchase money note related to Redden Gardens, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

          On September 19, 1996, the Partnership paid off the purchase money note obligation relating to New Forest Park Associates Limited Partnership (Forest Park) and New Walnut Square Associates Limited Partnership (Walnut Square) at a discount, as discussed below. On August 27, 1996, the Partnership paid off the purchase money note obligation relating to River Run Company (River Run) at a discount, as discussed below. On February 6, 1996, the Partnership paid off the purchase money note obligation relating to New Village Apartments North (Village North) and Clearfield Hills I Limited Partnership (Clearfield Hills I) at a discount, as discussed below.

          The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of March 10, 1997, principal and accrued interest totalling $1,370,000 and $4,292,052, respectively, were due. In June 1994, an offer was made to extend the maturity date of this note to coincide with the potential refinancing of the first mortgage. There is no assurance that a refinancing of the first mortgage will be obtained. The Managing General Partner and the noteholder continue to negotiate settlement options, and as of March 10, 1997, negotiations between the Managing General Partner and the noteholder were ongoing.
     There is no assurance that an agreement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Holiday Village Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     b.   Interests in profits, losses and cash distributions
          ---------------------------------------------------

          The Partnership has a 94.99% to 99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invests in the Local Partnership. The Partnership received cash distributions from the rental operations of the Local Partnerships totalling $872,629 $845,622 and $712,622 during the years ended December 31, 1996, 1995 and 1994, respect-ively. As of December 31, 1996 and 1995, twenty-eight and thirty-one, respectively, of the Local Partnerships had surplus cash, as defined by

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     their respective agencies, in the amount of $2,693,709 and $3,144,436, respectively, which is available for distribution in accordance with their respective agency's regulations.

          The cash distributions to the Partnership from the operations of the rental properties may be limited by U.S. Department of Housing and Urban Development (HUD) regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property.

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

     c.   Property matters
          ----------------

          The following table reflects the amounts of advances made to the Local Partnerships as of December 31, 1996 and 1995.


          Local Partnership                   1996           1995
          -----------------               ------------   ------------
          Lakes of Northdale:
            Principal amount of
              funds advanced              $     54,500   $     54,500
            Accrued interest on
              advances                              --             --

          Second Lakewood:
            Principal amount of
              funds advanced                    80,740        224,543
            Accrued interest on
              advances                           2,738            617
                                          ------------   ------------
               Totals                     $    137,978   $    279,660
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

          In 1989, New Second Lakewood Associates Limited Partnership (Second Lakewood) was experiencing rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the marketability and income of the property. The outstanding loan and interest accrued thereon totalled $80,740 and $2,738, respectively, as of December 31, 1996 and $224,543 and $617, respectively, as of December 31, 1995. On March 7, 1997, the loan and interest accrued thereon of $80,740 and $4,366, respectively, was paid to the Partnership by the Local Partnership in full satisfaction of the outstanding advance.

          In September 1995, HUD sold the mortgage of Second Lakewood to a new mortgagee. The new mortgagee is now servicing the loan and Second Lakewood is no longer subject to HUD regulatory requirements.

          The Managing General partner received $1,000 on January 5, 1996 for an option to purchase the Partnership's limited partner interest in Second Lakewood and an additional $1,000 on May 3, 1996, to extend the term of the option. Negotiations between the Managing General Partner and the option holder continued following the expiration of the option until November 1996, when they were terminated. In January 1997, the local managing general partner received an offer to purchase the property from a third party, and a purchase agreement was signed effective February 17, 1997.
     The potential buyer has made a deposit of $100,000 and has commenced its due diligence review. There is no assurance that a sale of Second Lakewood will occur as the potential buyer has the option to cancel the agreement and receive its deposit on or before April 18, 1997, based on the results of its due diligence review.

          On May 23, 1994, the local general partner of New Forest Park Associates Limited Partnership (Forest Park) filed a notice of intent to participate under LIHPRHA. On July 11, 1996, the local managing general partner's plan of action regarding the sale of Forest Park under the LIHPRHA program was approved by HUD. On September 19, 1996, Forest Park sold the property, a 284-unit apartment complex located in New Orleans, Louisiana, under the LIHPRHA program to Forest Park Affordable Housing Inc., a District of Columbia non-profit organization. The sale of the property generated net cash proceeds to the Partnership of approximately $1.2 million. The proceeds were net of approximately $1.7 million used to retire, at a discount, a portion of the Partnership's purchase money note obligation with respect to the property. The proceeds were also net of $531,100 which was used to purchase a certificate of deposit which was held in escrow until January 2, 1997, at which time all principal and interest accrued up to three percent per annum on the certificate of deposit was used to retire the Partnership's remaining purchase money note obligation with respect to the property. All interest that accrued on the certificate of deposit in excess of three percent per annum was received by the Partnership. Accordingly, the accompanying financial statements include $531,100 of restricted cash equivalents as of December 31, 1996, which represents the remaining principal balance which became due on January 2, 1997, in accordance with the escrow agreement. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership,

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     and resulted in a net financial statement gain in 1996 of $7,287,743, of which $4,825,355 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was
     $10,085,650.   The Managing General Partner of the Partnership and/or its
     affiliates did not receive any fees relating to the sale.

          On May 23, 1994, the local general partner of New Walnut Square Associates Limited Partnership (Walnut Square) filed a notice of intent to participate under LIHPRHA. On July 11, 1996, the local managing general partner's plan of action regarding the sale of Walnut Square under the LIHPRHA program was approved by HUD. On September 19, 1996, Walnut Square sold the property, a 284-unit apartment complex located in New Orleans, Louisiana, under the LIHPRHA program to Walnut Square Affordable Housing, Inc., a District of Columbia non-profit entity. The sale of the property generated net cash proceeds to the Partnership of approximately $966,000. The proceeds were net of $2.4 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $8,566,073, of which $6,672,477 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was $11,357,595. The Managing General Partner of the Partnership and/or its affiliates did not receive any fees relating to the sale.

          On March 15, 1993, the local general partner of River Run Company (River Run) filed a notice of intent to participate under LIHPRHA. On February 27, 1996, the local managing general partner's plan of action regarding the sale of River Run under the LIHPRHA program was approved by HUD. On August 27, 1996, River Run sold the property, a 100-unit apartment complex located in Macomb, Illinois, under the LIHPRHA program to National Handicap Housing Institute, Inc., a non-profit entity. The sale of the property generated net cash proceeds to the Partnership of approximately $552,000. The proceeds were net of approximately $530,000 used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $1,445,203, of which $404,670 resulted from the retirement of the purchase money note obligation with respect to
     the property.  The federal tax gain was $3,169,629.   The Managing General
     Partner of the Partnership and/or its affiliates earned net fees of $26,606 for its services relating to the sale of River Run. As of March 10, 1997, $8,869 of these fees have not been paid.

          On May 22, 1992, Clearfield Hills I Limited Partnership (Clearfield Hills I) filed a notice of intent to participate under LIHPRHA. The sale of the property was completed on February 6, 1996. The sale price of approximately $3.2 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on October 30, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $1,765,277, of which $50,107 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was $2,368,084. The Managing General Partner and/or its affiliates did not receive any fees for services relating to the sale.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

          On March 1, 1994, New Village Apartments North (Village North) filed a notice of intent to participate under the LIHPRHA program. The sale of the property was completed on February 6, 1996. The sale price of approximately $2.86 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on September 27, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of $2,586,375, of which $1,452,591 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was $3,307,018. The Managing General Partner and/or its affiliates did not receive any fees for services relating to the sale.

          On October 31, 1996, the Partnership distributed $1,999,119 (or $27.20 per Additional Limited Partner unit) to the Additional Limited Partners from the proceeds of the sales of Clearfield Hills I, Village North, River Run, Forest Park and Walnut Square. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships.

          On May 11, 1992, Southgate Apartments Company (Southgate) filed a plan of action under Title II of the Emergency Low Income Housing Preservation Act of 1987 to sell the real estate to a non-profit entity. The sale was completed on January 31, 1995. The sale price of approximately $9.3 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1995 of $3,055,176, of which $214,343 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was $6,982,026. The Partnership distributed $745,290 (or $10.14 per Additional Limited Partner unit) on April 28, 1995 to the Additional Limited Partners. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the repayment, prepayment or purchase of purchase money notes of other Local Partnerships, as discussed above. The General Partner and/or its affiliates received net fees for services relating to the sale of $186,512 on February 2, 1995.

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

          The report of the auditors on the financial statements of Garden Court for the year ended December 31, 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to negative cash flow resulting from decreasing occupancy levels. The Partnership's investment in Garden Court was previously reduced to zero as a result of losses from the Local Partnership during prior years. In addition, the Partnership did not issue any purchase money notes or debt instruments in connection with its investment in Garden Court. Therefore, the uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition. Furthermore, the complete loss of this investment would not have a material impact on the operations of the Partnership.

          Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3)of the National Housing Act, as amended. The LIHPRHA program, which provided property owners with restricted opportunities to sell low income housing, ended effective September 30, 1996. However, HUD received approximately $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. Continued funding of the LIHPRHA program after fiscal year 1997 is uncertain. There is no assurance that a sale of any properties that previously qualified under the LIHPRHA program will occur.

          The local general partners of the following properties have each filed a notice of intent to participate under the LIHPRHA program:


               Property                        Date of Filing
          -------------------                ------------------
          Valley Vista                       November 4, 1992
          Cedar Point                        November 23, 1993
          Thornwood House                    November 23, 1993
          Redden Gardens                     December 23, 1994
          Holiday Village                    January 9, 1995
          Cottonwood Park                    January 23, 1995


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

          The plan of actions for these properties were not approved by HUD, therefore, these properties are no longer eligible to participate in what remains of the LIHPRHA program.

          Incentives available under LIHPRHA are discussed above. As discussed above, there is no assurance that a sale or supplemental financing of these properties will occur due to the federal government's limited funding or appropriations to the LIHPRHA program.

          Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop strategies to sell or refinance certain properties pursuant to programs developed by these agencies or other potential buyers. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance the property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

          Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments (HAP) provided by HUD pursuant to HAP contracts. In 1995 and 1996, HUD released its Reinvention Blueprint and a revision to its Reinvention Blueprint which contained proposals that have come to be known as "Mark-to-Market". Congress, HUD and the Clinton Administration continue to struggle with the Mark-to-Market initiative. This initiative was intended to deal with HUD's increasing burden of funding HAP contracts. Under the initiative, HUD would eliminate the project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. However, with the elimination of the HAP contract, there is no assurance that rental properties would be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. The initiative will impact those properties that have HAP contracts with shorter terms than that of the underlying property mortgage. For instance, some properties may have a 20-year HAP contract while the underlying mortgage has a 40-year term. In the interim, Congress has authorized one-year extensions for properties with HAP contracts expiring during the government's fiscal year 1997, which began October 1, 1996. In light of recent political scrutiny of appropriations for HUD programs, continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1997 is uncertain.

          With the ending of the LIHPRHA program and with the uncertainty surrounding renewals of expiring Section 8 HAP contracts, the Managing General Partner is developing new strategies to deal with the ever changing environment of affordable housing policy. Section 236 and Section 221(d)(3) properties that are in the 18th year of their mortgage may be eligible for pre-payment of the mortgage. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently, there are a few lenders that will provide financing either to prepay the existing mortgage or provide additional funds to allow the property to convert to market rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop a strategy that makes economic sense for all parties involved.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     d.   Summarized financial information
          --------------------------------

          Summarized financial information for the Local Partnerships as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 is as follows:

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued


                           COMBINED BALANCE SHEETS

                                                                                                       December 31,
                                                                                                  1996            1995
                                                                                              ------------    ------------
     Rental property, at cost, net of accumulated depreciation
       of $88,421,256 and $89,244,173, respectively                                           $120,045,089    $136,070,343
     Land                                                                                       14,087,370      16,511,777
     Other assets                                                                               32,640,343      32,843,388
                                                                                              ------------    ------------
         Total assets                                                                         $166,772,802    $185,425,508
                                                                                              ============    ============

     Mortgage notes payable                                                                   $127,498,668    $139,505,158
     Other liabilities                                                                          23,958,565      24,425,791
                                                                                              ------------    ------------
         Total liabilities                                                                     151,457,233     163,930,949

     Partners' capital                                                                          15,315,569      21,494,559
                                                                                              ------------    ------------
         Total liabilities and partners' capital                                              $166,772,802    $185,425,508
                                                                                              ============    ============


                              COMBINED STATEMENTS OF OPERATIONS

                                                                                     For the years ended December 31,
                                                                                  1996            1995            1994
                                                                              ------------    ------------    ------------
Revenue:
  Rental                                                                      $ 38,687,957    $ 40,960,669    $ 39,885,653
  Other income, principally interest                                             2,404,385       2,450,769       1,872,739
                                                                              ------------    ------------    ------------
     Total revenue                                                              41,092,342      43,411,438      41,758,392
                                                                              ------------    ------------    ------------
Expenses:
  Operating and other                                                           26,497,472      28,457,155      27,084,843
  Interest                                                                       7,598,988       7,987,695       8,741,795
  Depreciation                                                                   7,927,617       8,130,495       8,275,946
  Amortization                                                                     157,541          38,266          34,684
                                                                              ------------    ------------    ------------
     Total expenses                                                             42,181,618      44,613,611      44,137,268
                                                                              ------------    ------------    ------------
Net loss                                                                      $ (1,089,276)   $ (1,202,173)   $ (2,378,876)
                                                                              ============    ============    ============


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     e.   Reconciliation of the Local Partnerships' financial statement
          -------------------------------------------------------------
               net loss to taxable loss
               ------------------------

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

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to the taxable loss for the years ended December 31, 1996, 1995 and 1994 is as follows:

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                                                                                       For the years ended December 31,
                                                                                    1996            1995            1994
                                                                                ------------    ------------    ------------
Financial statement net loss                                                    $ (1,089,276)   $ (1,202,173)   $ (2,378,876)

Adjustments:

  Additional tax depreciation using accelerated methods,
  net of depreciation on construction period expenses
  capitalized for financial statement purposes                                    (3,597,191)     (4,065,659)     (4,405,027)

  Miscellaneous, net                                                                 (73,954)        354,880         (15,786)
                                                                                ------------    ------------    ------------
Taxable loss                                                                    $ (4,760,421)   $ (4,912,952)   $ (6,799,689)
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the years ended December 31, 1996, 1995 and 1994, the Partnership paid $109,837, $132,284 and $109,488, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the consolidated statements of operations as general and administrative expenses.

     Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. The amount of the Management Fee shall not exceed .25% of invested assets, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year, as follows:

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

     For each of the years ended December 31, 1996, 1995 and 1994, the Part-nership paid the Managing General Partner a Management Fee of $375,000. See
Note 4 for additional fees paid to the Managing General Partner and/or its affiliates.

     The Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of the investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. During the year ended December 31, 1996, the Managing General Partner and/or its affiliates earned net fees of $26,606 for services performed in connection with the sale of the property relating to the Partnership's investment in River Run. As of December 31, 1996, $8,869 of these fees have not been paid. No fees were paid to the Managing General Partner and/or its affiliates in connection with the 1996 sales of Clearfield Hills I, New Village Apartments North, Forest Park and Walnut Square. The Managing General Partner and/or its affiliates received net fees of $186,512 for services performed in connection with the sale of the property relating to the Partnership's investment in Southgate on February 2, 1995. No such fees were paid to the Managing General Partner and/or its affiliates during the year ending December 31, 1994.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

      (iii) except in the case of a refinancing, to each partner in an amount equal to the positive balance in his capital account as of the date of the sale, adjusted for operations and distributions to that date, but before allocation of any profits for tax purposes realized from such sale and allocated pursuant to the Partnership Agreement;
       (iv) to the limited partners (A) an aggregate amount of proceeds from sale or refinancing and all prior sales or refinancing equal to their capital contributions, without reduction for prior cash distributions other than prior distributions of sale and refinancing proceeds, plus (B) an additional amount equal to a cumulative non-compounded 6% return on each limited partner's capital contribution, reduced, but not below zero, by (1) an annual amount equal to 50% of the losses for tax purposes plus tax credits allocated to such limited partner and (2) distributions of net cash flow to each limited partner, such return, losses for tax purposes and net cash flow distributions commencing on the first day of the month in which the capital contribution was made;
        (v) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate of the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
       (vi) to the General Partners in the amount of their capital contributions;
      (vii) thereafter, for their services to the Partnership, in equal shares to certain general partners, (or their designees) an aggregate fee of 1% of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such 1% fee was not paid to the General Partners or their designees; and,
     (viii) the remainder, 12% in the aggregate to the General Partners (or their assignees), 3% to the Special Limited Partner and 85% in the aggregate to the Initial Limited Partner and the Additional Limited Partners (or their assignees) in accordance with their respective partnership interests.

     Fees payable to certain general partners (or their designees) under (vii) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment complexes, shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment complexes.

     In addition, the Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates earned net fees of $26,606 for services in connection with the sale of the property relating to the
Partnership's investment in River Run.   As of December 31, 1996, $8,869 of
these fees have not been paid. No fees were paid to the Managing General Partner and/or its affiliates in connection with the 1996 sales of the properties relating to the Partnership's investment in Clearfield Hills I, New Village Apartments North, Forest Park and Walnut Square. In February 1995, the Managing General Partner and/or its affiliates received net fees totalling

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

$186,512 for services in connection with the sale of the property relating to the Partnership's investment in Southgate. No such fees were paid to the Managing General Partner and/or its affiliates during the year ending December 31, 1994.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, .49% to the Initial Limited Partner and 1.51% in the aggregate to the General Partners after payment of the Management Fee, as discussed above, as specified in the Partnership Agreement. As defined in the Partnership Agreement, prior to the establishment of any reserves as deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had cash available for distribution of approximately $396,000, $315,000 and $33,000, for the years ended December 31, 1996, 1995 and 1994, respectively. The Partnership made a distribution of $1,999,119 (or $27.20 per Additional Limited Partnership unit) to the Additional Limited Partners on October 31, 1996, in connection with the sale of the properties relating to the Partnership's investments in Clearfield Hills I, New Village North, River Run, Forest Park and Walnut Square. The Partnership made a distribution of $745,290 (or $10.14 per unit) to the Additional Limited Partners on April 28, 1995 for the sale of the Partnership's interest in the Southgate Local Partnership. No distributions were declared or paid during 1994.

5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME
          (LOSS) TO TAXABLE INCOME (LOSS)

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

     A reconciliation of the Partnership's financial statement net income (loss) to the taxable income (loss) for the years ended December 31, 1996, 1995 and 1994 is as follows:

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME
          (LOSS) TO TAXABLE INCOME (LOSS) - Continued

                                                                                       For the years ended December 31,
                                                                                    1996           1995           1994
                                                                                ------------   ------------   ------------
Financial statement net income (loss)                                           $  6,345,407   $(11,435,522)  $(14,988,972)

Adjustments:
  Difference between the income tax losses and
     financial statement losses related to the
     Partnership's equity in the Local Partnerships'
     losses (see Note 2e)                                                          3,153,917     (1,384,000)    (5,357,018)

  Costs amortized over a shorter period for income
    tax purposes                                                                    (134,920)      (141,189)      (143,862)

  Difference in interest expense due to interest
    for consolidated partnerships and imputed
    interest                                                                       5,347,345      3,927,594      2,649,591

  Miscellaneous                                                                      (82,694)            --             --
                                                                                ------------   ------------   ------------
Taxable income (loss)                                                           $ 14,629,055   $ (9,033,117)  $(17,840,261)
                                                                                ============   ============   ============


6.   CONTINGENCIES

     In 1990, CRI, as managing general partner of the Partnership and various other entities, subcontracted certain property-level asset management functions for certain properties to Capital Management Strategies, Inc. (CMS). Among these properties were properties owned by some of the Local Partnerships in which the Partnership invested. CMS was formed by Martin C. Schwartzberg, a nominal general partner of the Partnership and a former stockholder of CRI, when he retired from CRI and its related businesses as of January 1, 1990. Mr. Schwartzberg agreed not to act as a general partner with respect to any of the CRI-sponsored partnerships, including this Partnership, and has not done so since that time. In late 1995, a dispute arose between CRI and CMS over the funding level of the 1996 contract for CMS. On November 9, 1995, CRI filed a complaint against CMS to determine the proper amount of fees to be paid in 1996 under the asset management agreement. CMS answered on January 10, 1996, but asserted no counterclaims.

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

defendant in this action. Messrs. Dockser and Willoughby entered an answer denying all of Mr. Schwartzberg's claims. On February 6, 1996, CRI terminated the CMS contract for cause. (CRI subsequently retained an independent asset management company to perform functions previously performed by CMS.) Mr. Schwartzberg and CMS responded to the contract termination by filing a motion for injunctive relief in the Circuit Court, asking the court to enjoin CRI from terminating the contract. In a ruling issued on February 12, 1996, the Circuit Court, among other things, refused to grant the injunction requested by CMS. On February 12, 1996, the Circuit Court also issued a memorandum opinion and order enjoining CMS and Mr. Schwartzberg from disclosing information made confidential under the asset management agreement.

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of March 10, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

7.   COMMITMENTS

     Deposit Held by Escrow Agent
     ----------------------------

     In connection with the sale of the property relating to the Partnership's investment in Forest Park, the Partnership established an escrow on September 19, 1996, to satisfy the Partnership's remaining purchase money note obligation with respect to Forest Park. The Partnership held a certificate of deposit in the principal amount of $531,100 in escrow until January 2, 1997, at which time all principal and interest accrued thereon up to three percent per annum was used to satisfy the Partnership's remaining purchase money note obligation relating to Forest Park.

                          FINANCIAL STATEMENT SCHEDULE

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
              -----------------------------------------------------
                          FINANCIAL STATEMENT SCHEDULE
                          -----------------------------


To the Partners
Capital Realty Investors-IV Limited Partnership


     In connection with our audit of the consolidated financial statements of Capital Realty Investors-IV Limited Partnership referred to in our report dated March 10, 1997 which is included in this Form 10-K, we have also audited
Schedule III as of December 31, 1996, 1995 and 1994. We did not audit the financial statements for certain of the Local Partnerships in 1996, 1995 and 1994, respectively, which are accounted for as described in Note 1d. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                             Grant Thornton LLP



Vienna, VA
March 10, 1997

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
         LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED
                            PARTNERSHIP HAS INVESTED

                                December 31, 1996


       COL. A                       COL. B                         COL. C                                  COL. D
--------------------               -------            -------------------------------         -------------------------------
                                                                  Initial                           Costs Capitalized
                                                               Cost to Local                            Subsequent
                                                                Partnership                           to Acquisition
                                                      -------------------------------         -------------------------------
                                                                          Building
    Description                    Encum-                                   and               Improvements/        Carrying
Operating Properties               brances               Land           Improvements           (Deletions)         Costs (B)
--------------------               -------            -----------       ------------          -------------       -----------
Asbury Tower                       (A)                $   793,708       $ 11,866,083            $ 4,843,761         $     --
  Asbury Park, NJ
  (350-unit elderly
  apartment complex)

Campbell Terrace                                          392,030                --              11,807,433          545,347
  Chicago, IL
  (249-unit elderly
  apartment complex)

Harborview                                                367,992        10,888,460               (167,211)               --
  St. Croix, Virgin Islands
  (300-unit multi-family
  apartment complex)

Aggregate of remaining             (A)                 14,596,057        133,827,246             32,383,541          409,268
  properties which are                                -----------       ------------            -----------         --------
  individually less than 5%
  of the total of Column E

       Total                                          $16,149,787       $156,581,789            $48,867,524         $954,615
                                                      ===========       ============            ===========         ========

                  CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
          LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED
                       PARTNERSHIP HAS INVESTED - Continued

                                 December 31, 1996




       COL. A                              COL. E                           COL. F       COL. G     COL. H          COL. I
--------------------     -------------------------------------------     ------------    -------    -------    ----------------
                                    Gross amount at which                                                        Life upon
                                 carried at close of period                                                      which dep-
                         -------------------------------------------                      Date                  reciation in
                                          Building                        Accumulated      of                   latest income
    Description                             and                          Depreciation    Const-       Date      statement is
Operating Properties        Land        Improvements   Total (C) (D)         (D)         ruction    Acquired   computed (years)
--------------------     -----------    ------------   -------------     ------------    -------    --------   ----------------
Asbury Tower             $   793,708    $ 16,709,844   $  17,503,552     $ (7,084,749)     1973      8/2/84         5-25
  Asbury Park, NJ
  (350-unit elderly
  apartment complex)

Campbell Terrace             392,512      12,352,298      12,744,810       (4,964,554)     1985      7/1/84         5-30
  Chicago, IL
  (249-unit elderly
  apartment complex)

Harborview                   367,992      10,721,249      11,089,241       (3,092,669)     1975     6/25/84         5-30
  St. Croix, Virgin Islands
  (300-unit multi-family
  apartment complex)

Aggregate of remaining    12,533,158     168,682,954     181,216,112      (73,279,284)   1970-1986   7/1/84 to      5-40
  properties which are   -----------    ------------   -------------     ------------                 4/1/85
  individually less
  than 5% of the total
  of Column E

       Total             $14,087,370    $208,466,345   $ 222,553,715     $(88,421,256)
                         ===========    ============   =============     ============

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

         NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                        OF LOCAL PARTNERSHIPS IN WHICH
          CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP HAS INVESTED

                                December 31, 1996

(A)  Secured by mortgage loans.

(B) Consists of capitalized interest and real estate taxes during the construction period.

(C) The aggregate cost of land for federal income tax purposes is $13,765,285 and the aggregate cost of buildings and improvements for federal income tax purposes is $229,882,236. The total of the above-mentioned items is $243,647,521.

(D)  Reconciliation of real estate
     -----------------------------


                                                                        For the years ended December 31,
                                                                     1996              1995             1994
                                                                 ------------      ------------     ------------
Balance at beginning of period                                   $241,826,293      $244,961,714     $242,246,771

  Improvements during the period                                    2,303,014         2,540,404        3,253,782

  Deletions during the period                                     (21,575,592)       (5,675,825)        (538,839)
                                                                 ------------      ------------     ------------
Balance at end of period                                         $222,553,715      $241,826,293     $244,961,714
                                                                 ============      ============     ============


     Reconciliation of accumulated depreciation
     ------------------------------------------


                                                                        For the years ended December 31,
                                                                     1996              1995             1994
                                                                 ------------      ------------     ------------
Balance at beginning of period                                   $ 89,244,173      $ 83,255,939     $ 75,039,668

  Depreciation expense for the period                               7,927,617         8,130,495        8,275,946

  Adjustments                                                      (8,750,534)       (2,142,261)         (59,675)
                                                                 ------------      ------------     ------------
Balance at end of period                                         $ 88,421,256      $ 89,244,173     $ 83,255,939
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