Form 10-Q
period 1997-03-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 1997-04-30
CIK 740371

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    March 31, 1997
                         --------------


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



          Class                            Outstanding at March 31, 1997
----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1997 and
            December 31, 1996 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations - for the
            three months ended March 31, 1997 and 1996  . . .        2

          Consolidated Statements of Cash Flows - for the
            three months ended March 31, 1997 and 1996  . . .        3

          Notes to Consolidated Financial Statements  . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       12

PART II.  Other Information

Item 3.   Defaults upon Senior Securities . . . . . . . . . .       18

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       19

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       20

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       21

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                                   ASSETS

                                                                                               March 31,      December 31,
                                                                                                 1997            1996
                                                                                             -------------    ------------
                                                                                              (Unaudited)
Investments in and advances to partnerships                                                  $  30,213,055    $  30,456,822
Cash and cash equivalents                                                                        8,996,606        8,871,297
Restricted cash equivalents                                                                         50,400          585,810
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $365,743 and $358,374, respectively                                  812,456          819,825
Property purchase costs, net of accumulated amortization of
  $353,536 and $346,512, respectively                                                              770,304          777,328
Other assets                                                                                        27,089           37,157
                                                                                             -------------    -------------
      Total assets                                                                           $  40,869,910    $  41,548,239
                                                                                             =============    =============

                             LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships, net of unamortized discount on purchase money notes of $15,598,616 and $16,874,671,
  respectively                                                                               $  27,633,888    $  26,931,672
Accrued interest payable                                                                        80,757,966       78,413,302
Accounts payable and accrued expenses                                                               89,440           99,062
Consulting fees payable to related parties                                                           8,869            8,869
                                                                                             -------------    -------------
      Total liabilities                                                                        108,490,163      105,452,905
                                                                                             -------------    -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                                                                 2,000            2,000
    Limited Partners                                                                            73,501,500       73,501,500
                                                                                             -------------    -------------
                                                                                                73,503,500       73,503,500
  Less:
    Accumulated distributions to partners                                                       (5,451,702)      (5,451,702)
    Offering costs                                                                              (7,562,894)      (7,562,894)
    Accumulated loss                                                                          (128,109,157)    (124,393,570)
                                                                                             -------------    -------------
      Total partners' deficit                                                                  (67,620,253)     (63,904,666)
                                                                                             -------------    -------------
      Total liabilities and partners' deficit                                                $  40,869,910    $  41,548,239
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                           CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                            (Unaudited)

                                                                                               For the three months ended
                                                                                                        March 31,
                                                                                             -----------------------------
                                                                                                 1997             1996
                                                                                             -------------    -------------
Share of income from partnerships                                                            $     176,109    $     206,744
                                                                                             -------------    -------------
Other revenue and  expenses:

 Revenue:
   Interest and other income                                                                       136,995          188,320
                                                                                             -------------    -------------
 Expenses:
   Interest                                                                                      3,853,116        3,999,314
   Management fee                                                                                   93,750           93,750
   General and administrative                                                                       42,131           35,985
   Professional fees                                                                                25,301           28,705
   Amortization                                                                                     14,393           15,848
                                                                                             -------------    -------------
                                                                                                 4,028,691        4,173,602
                                                                                             -------------    -------------
      Total other revenue and expenses                                                          (3,891,696)      (3,985,282)
                                                                                             -------------    -------------
Loss before gain on disposition of investment in partnerships                                   (3,715,587)      (3,778,538)

Gain on disposition of investment in partnerships                                                       --        2,853,278
                                                                                             -------------    -------------
Loss before extraordinary gain from extinguishment of debt                                      (3,715,587)        (925,260)
                                                                                             -------------    -------------
Extraordinary gain from extinguishment of debt                                                          --        1,502,698

Net (loss) income                                                                               (3,715,587)         577,438

Accumulated losses, beginning of period                                                       (124,393,570)    (130,738,977)
                                                                                             -------------    -------------
Accumulated losses, end of period                                                            $(128,109,157)   $(130,161,539)
                                                                                             =============    =============
(Loss) income allocated to General Partners (1.51%)                                          $     (56,105)   $       8,719
                                                                                             =============    =============
(Loss) income allocated to Initial and Special Limited Partners (1.49%)                      $     (55,363)   $       8,604
                                                                                             =============    =============
(Loss) income allocated to Additional Limited Partners (97%)                                 $  (3,604,119)   $     560,115
                                                                                             =============    =============
(Loss) income per unit of Additional Limited
  Partnership Interest based on 73,500 units outstanding                                     $      (49.04)   $        7.62
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                      CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (Unaudited)

                                                                                              For the three months ended
                                                                                                       March 31,
                                                                                             -----------------------------
                                                                                                 1997             1996
                                                                                             ------------     ------------
Cash flows from operating activities:
  Net (loss) income                                                                          $ (3,715,587)    $    577,438

  Adjustments to reconcile net (loss) income to net cash
      used in operating activities:
    Share of income from partnerships                                                            (176,109)        (206,744)
    Decrease (increase) in accrued interest receivable on
      advances to partnerships                                                                      2,738           (4,745)
    Amortization of deferred costs                                                                 14,393           15,848
    Amortization of discount on purchase money notes                                            1,276,055        1,091,240
    Gain on disposition of investment in partnerships                                                  --       (2,853,278)
    Extraordinary gain from extinguishment of debt                                                     --       (1,502,698)
    Payment of purchase money note interest                                                      (232,397)        (219,292)

    Changes in assets and liabilities:
      Decrease (increase) in other assets                                                          10,068           (6,544)
      Increase in accrued interest payable                                                      2,577,061        2,908,074
      Decrease in accounts payable and accrued expenses                                            (9,622)         (27,123)
                                                                                             ------------     ------------
         Net cash used in operating activities                                                   (253,400)        (227,824)
                                                                                             ------------     ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                      336,398          324,022
  Repayment of advances to partnerships                                                            80,740           67,139
  Decrease in restricted cash equivalents                                                         535,410               --
  Net proceeds from disposition of investment in partnerships                                          --        4,333,142
                                                                                             ------------     ------------
         Net cash provided by investing activities                                                952,548        4,724,303
                                                                                             ------------     ------------
Cash flows from financing activities:
  Payment of purchase money note principal                                                        (42,739)          (8,865)
  Pay-off of purchase money notes and related interest                                           (531,100)      (3,296,401)
                                                                                             ------------     ------------
          Net cash used in financing activities                                                  (573,839)      (3,305,266)
                                                                                             ------------     ------------
Net increase in cash and cash equivalents                                                         125,309        1,191,213

Cash and cash equivalents, beginning of period                                                  8,871,297        6,801,118
                                                                                             ------------     ------------
Cash and cash equivalents, end of period                                                     $  8,996,606     $  7,992,331
                                                                                             ============     ============

                       The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements of Capital Realty Investors-IV Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's consolidated financial position as of March 31, 1997 and December 31, 1996 and the consolidated results of its operations for the three months ended March 31, 1997 and 1996 and its consolidated cash flows for the three months ended March 31, 1997 and 1996.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the Managing General Partner believes that the disclosures presented are adequate to make the information not mis-leading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1996.

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $43,232,504 (exclusive of unamortized discount on purchase money notes of $15,598,616) plus accrued interest of $80,757,966 as of March 31, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 matured in 1994 but have not been paid, as discussed below. Purchase money notes in an aggregate principal amount of $1,330,000 mature on August 31, 1997, as discussed below. Purchase money notes originally due to mature on September 1, 1999, were retired at a discount on January 2, 1997, in connection with the terms of an escrow agreement, as discussed below. The remaining purchase money notes mature from 1999 to 2025. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 1997 and 1996 was $3,853,116 and $3,999,314 respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three months ended March 31, 1997 and 1996 by $1,276,055 and $1,091,240, respectively. The accrued interest on the purchase money notes of $80,757,966 and $78,413,302 as of March 31, 1997 and December 31, 1996, respect-
ively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

     Purchase money notes plus accrued interest relating to Redden Development Company (Redden Gardens) in the principal amount of $1,330,000 mature on August 31, 1997. The Managing General Partner anticipates proposing a five year extension. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Redden Gardens not produce sufficient value to satisfy the purchase money note related to Redden Gardens, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     On May 22, 1992, Clearfield Hills I Limited Partnership (Clearfield Hills
I) filed a notice of intent to participate under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). The sale of the property was completed on February 6, 1996. The sale price of approximately $3.2 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on October 30, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of approximately $1.8 million, of which approximately $50,000 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $2.4 million. The Managing General Partner and/or its affiliates did not receive any fees for services relating to the sale.

     On March 1, 1994, New Village Apartments North (Village North) filed a notice of intent to participate under the LIHPRHA program. The sale of the property was completed on February 6, 1996. The sale price of approximately $2.86 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on September 27, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of approximately $2.6 million, of which approximately $1.5 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $3.3 million. The Managing General Partner and/or its affiliates did not receive any fees for services relating to the sale.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     On September 19, 1996, the local general partner of New Forest Park Associates Limited Partnership (Forest Park) sold the property under the LIHPRHA program. In connection with the sale of Forest Park, the Partnership purchased a certificate of deposit in the principal amount of $531,100 which was held in escrow until January 2, 1997, at which time all principal and interest accrued thereon up to three percent per annum was used to retire the Partnership's remaining purchase money note obligation with respect to Forest Park. All interest that accrued on the certificate of deposit in excess of three percent per annum was received by the Partnership. Accordingly, the accompanying financial statements include $535,410 of restricted cash equivalents as of December 31, 1996, which represents the remaining principal and interest which was paid on January 2, 1997, in accordance with the escrow agreement.

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of April 30, 1997, principal and accrued interest totalling $1,370,000 and $5,081,276, respectively, were due. In June 1994, an offer was made to extend the maturity date of this note to coincide with the potential refinancing of the first mortgage. There is no assurance that a refinancing of the first mortgage will be obtained. The Managing General Partner and the noteholder continue to negotiate settlement options, and as of April 30, 1997, negotiations between the Managing General Partner and the noteholder were ongoing. There is no assurance that an agreement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Holiday Village Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The Managing General partner received $1,000 on January 5, 1996 for an option to purchase the Partnership's limited partner interest in New Second Lakewood Associates Limited Partnership (Second Lakewood) and an additional $1,000 on May 3, 1996, to extend the term of the option. Negotiations between the Managing General Partner and the option holder continued following the expiration of the option until November 1996, when they were terminated. In January 1997, the local managing general partner received an offer to purchase the property from a third party, and a purchase agreement was signed effective February 17, 1997. The potential buyer commenced its due diligence review, which was to expire on April 18, 1997. The due diligence review period was subsequently extended for seven days, thereby expiring on April 25, 1997. Deposits made by the potential buyer totalling $100,000 became non-refundable at the expiration of the due diligence period, provided that Second Lakewood

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

fulfills certain terms as set forth in the purchase agreement. There is no assurance that a sale of Second Lakewood will occur as the closing of the sale is contingent upon the satisfactory fulfillment of certain terms as set forth in the purchase agreement.

     In 1989, Second Lakewood was experiencing rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the marketability and income of the property. As of March 31, 1997 and December 31, 1996, the outstanding loan to Second Lakewood totalled $0 and $80,740, respectively. Accrued interest on the loan was $0 and $2,738 as of March 31, 1997 and December 31, 1996, respectively.

     Valley Vista Apartments (Valley Vista), a 124 unit high rise apartment located in Syracuse, New York, filed a Notice of Intent to participate in the LIHPRHA program with the U.S. Department of Housing and Urban Development (HUD) in November 1992. After a series of delays, Valley Vista was accepted into the LIHPRHA program on September 2, 1993. Due to unforseen delays in determining a final property valuation, Valley Vista was removed from the Preservation Funding Queue (a mechanism for allocating available LIHPRHA funds), and is currently receiving special processing from the Buffalo, New York Office of HUD under the newly created Capital Loan Program. At this time, there is a possibility of obtaining refinancing funds through the HUD Capital Loan Program in 1997. In addition, simultaneous with the proposed closing of new financing, the Partnership intends to sell its limited partnership interest in Valley Vista for consideration equal to its original investment in the Local Partnership, or $910,000. Accordingly, the Managing General Partner is currently negotiating with the purchase money note holders with respect to a discounted pay-off in the event refinancing funding for Valley Vista is obtained through the HUD Capital Loan Program. There is no assurance that refinancing and the sale of the Partnership's interest in Valley Vista will occur, nor is there any assurance that an agreement will be reached with the purchase money note holders.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3)of the National Housing Act, as amended. LIHPRHA, which provided property owners with restricted opportunities to sell low income housing, ended effective September 30, 1996. However, HUD received approximately $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. Continued funding of the LIHPRHA program after fiscal year 1997 is uncertain. There is no assurance that a sale of any properties that previously qualified under the LIHPRHA program will occur.

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

     The following are combined statements of operations for the thirty-eight and forty-three Local Partnerships in which the Partnership had invested as of March 31, 1997 and 1996, respectively. The 1996 statements contain information on Clearfield Hills I and Village North through the date of sale. The state-ments are compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                       COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     For the three months ended
                                                                                              March 31,
                                                                                   -----------------------------
                                                                                       1997             1996
                                                                                   ------------     ------------
Revenue:
  Rental revenue                                                                   $  9,164,132     $  9,760,343
  Other                                                                                 571,085          559,381
                                                                                   ------------     ------------
                                                                                      9,735,217       10,319,724
                                                                                   ------------     ------------
Expenses:
  Operating                                                                           6,108,189        6,434,794
  Interest                                                                            1,886,103        1,992,980
  Depreciation and amortization                                                       1,907,005        2,019,041
                                                                                   ------------     ------------
                                                                                      9,901,297       10,446,815
                                                                                   ------------     ------------
Net loss                                                                           $   (166,080)    $   (127,091)
                                                                                   ============     ============


     As of March 31, 1997 and December 31, 1996, the Partnership's share of cumulative losses of ten and eleven, respectively of the thirty-eight Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $15,505,463 and $15,165,646, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $21,107 and $36,178 for the three months ended March 31, 1997, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Additionally, the Partnership is obligated to pay an annual incentive management fee (Management Fee), after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee, as discussed above, of $93,750 for each of the three-month periods ended March 31, 1997 and 1996.

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

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of April 25, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

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

                          Financial Condition/Liquidity
                          ----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $8,996,606 (or approximately $118.73 per Additional Limited Partner unit) and $8,871,297 (or approximately $117.08 per Additional Limited Partner unit) as of March 31, 1997 and December 31, 1996, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of March 31, 1997, $50,400 of cash resources was restricted for future interest payments on one of the purchase money notes. On January 2, 1997 $535,410 of restricted cash resources was used to retire the Partnership's remaining purchase money note obligation with respect to the Forest Park property. As of April 25, 1997, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $43,232,504 (exclusive of unamortized discount on purchase money notes of $15,598,616) plus accrued interest of $80,757,966 as of March 31, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 matured in 1994 but have not been paid, as discussed below. Purchase money notes in an aggregate principal amount of $1,330,000 mature on August 31, 1997, as discussed below. Purchase money notes originally due to mature on September 1, 1999, were retired at a discount on January 2, 1997, in connection with the terms of an escrow agreement, as discussed below. The remaining purchase money notes mature from 1999 to 2025. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Purchase money notes plus accrued interest relating to Redden Development Company (Redden Gardens) in the principal amount of $1,330,000 mature on August 31, 1997. The Managing General Partner anticipates proposing a five year extension. There is no assurance that the Managing General Partner will reach an agreement of any kind with the noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Redden Gardens not produce sufficient value to satisfy the purchase money note related to Redden Gardens, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     On May 22, 1992, Clearfield Hills I Limited Partnership (Clearfield Hills
I) filed a notice of intent to participate under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA). The sale of the property was completed on February 6, 1996. The sale price of approximately $3.2 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on October 30, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of approximately $1.8 million, of which approximately $50,000 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $2.4 million. The Managing General Partner and/or its affiliates did not receive any fees for services relating to the sale.

     On March 1, 1994, New Village Apartments North (Village North) filed a notice of intent to participate under the LIHPRHA program. The sale of the property was completed on February 6, 1996. The sale price of approximately $2.86 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on September 27, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of approximately $2.6 million, of which approximately $1.5 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $3.3 million. The Managing General Partner and/or its affiliates did not receive any fees for services relating to the sale.

     On September 19, 1996, the local general partner of New Forest Park Associates Limited Partnership (Forest Park) sold the property under the LIHPRHA program. In connection with the sale of Forest Park, the Partnership purchased a certificate of deposit in the principal amount of $531,100 which was held in escrow until January 2, 1997, at which time all principal and interest accrued thereon up to three percent per annum was used to retire the Partnership's remaining purchase money note obligation with respect to Forest Park. All interest that accrued on the certificate of deposit in excess of three percent per annum was received by the Partnership. Accordingly, the accompanying financial statements include $535,410 of restricted cash equivalents as of December 31, 1996, which represents the remaining principal and interest which was paid on January 2, 1997, in accordance with the escrow agreement.

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of April 30, 1997, principal and accrued interest totalling $1,370,000 and $5,081,276, respectively, were due. In June 1994, an

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

offer was made to extend the maturity date of this note to coincide with the potential refinancing of the first mortgage. There is no assurance that a refinancing of the first mortgage will be obtained. The Managing General Partner and the noteholder continue to negotiate settlement options, and as of April 30, 1997, negotiations between the Managing General Partner and the noteholder were ongoing. There is no assurance that an agreement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Holiday Village Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 1997, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements and the pay-off of the remaining Forest Park purchase money note obligation, as discussed above. Cash and cash equivalents increased for the three months ended March 31, 1997 primarily due to cash flow distributions and repayment of advances to partnerships received by the Partnership from the Local Partnerships during the period then ended.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three months ended March 31, 1997 decreased from the corresponding period in 1996 primarily due to the gain on disposition of investment in partnerships and extraordinary gain on extinguishment of debt recognized by the Partnership during 1996 related to the sales of Clearfield Hills I and Village North. Contributing to the decrease in the Partnership's net income was a decrease in interest income due to the receipt of surplus cash distributions during 1996 from one former Limited Partnership which had been sold in 1995, and a decrease in share of income from partnerships principally due to increased utilities, operating and maintenance costs at one property. Partially offsetting the decrease in the Partnership's net income was a decrease in interest expense due to the pay-off of purchase money notes related to five properties during 1996.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three months ended March 31, 1997 did not include losses of $339,817 compared to excluded losses of $330,959 for the three months ended March 31, 1996.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

     The Managing General partner received $1,000 on January 5, 1996 for an option to purchase the Partnership's limited partner interest in New Second Lakewood Associates Limited Partnership (Second Lakewood) and an additional $1,000 on May 3, 1996, to extend the term of the option. Negotiations between the Managing General Partner and the option holder continued following the expiration of the option until November 1996, when they were terminated. In January 1997, the local managing general partner received an offer to purchase the property from a third party, and a purchase agreement was signed effective February 17, 1997. The potential buyer commenced its due diligence review, which was to expire on April 18, 1997. The due diligence review period was subsequently extended for seven days, thereby expiring on April 25, 1997. Deposits made by the potential buyer totalling $100,000 became non-refundable at the expiration of the due diligence period, provided that Second Lakewood fulfills certain terms as set forth in the purchase agreement. There is no assurance that a sale of Second Lakewood will occur as the closing of the sale is contingent upon the satisfactory fulfillment of certain terms as set forth in the purchase agreement.

     In 1989, Second Lakewood was experiencing rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the marketability and income of the property. As of March 31, 1997 and December 31, 1996, the outstanding loan to Second Lakewood totalled $0 and $80,740, respectively. Accrued interest on the loan was $0 and $2,738 as of March 31, 1997 and December 31, 1996, respectively.

     Valley Vista Apartments (Valley Vista), a 124 unit high rise apartment located in Syracuse, New York, filed a Notice of Intent to participate in the LIHPRHA program with the U.S. Department of Housing and Urban Development (HUD) in November 1992. After a series of delays, Valley Vista was accepted into the LIHPRHA program on September 2, 1993. Due to unforseen delays in determining a final property valuation, Valley Vista was removed from the Preservation Funding Queue (a mechanism for allocating available LIHPRHA funds), and is currently receiving special processing from the Buffalo, New York Office of HUD under the newly created Capital Loan Program. At this time, there is a possibility of obtaining refinancing funds through the HUD Capital Loan Program in 1997. In addition, simultaneous with the proposed closing of new financing, the Partnership intends to sell its limited partnership interest in Valley Vista for consideration equal to its original investment in the Local Partnership, or $910,000. Accordingly, the Managing General Partner is currently negotiating with the purchase money note holders with respect to a discounted pay-off in the event refinancing funding for Valley Vista is obtained through the HUD Capital Loan Program. There is no assurance that refinancing and the sale of the Partnership's interest in Valley Vista will occur, nor is there any assurance that an agreement will be reached with the purchase money note holders.

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3)of the National Housing Act, as amended. LIHPRHA, which provided property owners with restricted opportunities to sell low income housing, ended effective September 30, 1996. However, HUD received approximately $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. Continued funding of the LIHPRHA program after fiscal year 1997 is uncertain. There is no assurance that a sale of any properties that previously qualified under the LIHPRHA program will occur.

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

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of April 25, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of April 30, 1997, principal and accrued interest totalling $1,370,000 and $5,081,276, respectively, were due. In June 1994, an offer was made to extend the maturity date of this note to coincide with the potential refinancing of the first mortgage. There is no assurance that a refinancing of the first mortgage will be obtained. The Managing General Partner and the noteholder continue to negotiate settlement options, and as of April 30, 1997, negotiations between the Managing General Partner and the noteholder were ongoing. There is no assurance that an agreement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Holiday Village Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1997.

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



                                   CAPITAL REALTY INVESTORS-IV
                                        LIMITED PARTNERSHIP
                                            (Registrant)

                              By:  C.R.I., Inc.
                                   Managing General Partner


April 30, 1997                By:  /s/ Susan R. Campbell
--------------------               ---------------------------------
Date                               Susan R. Campbell
                                   Senior Vice President



                                   Signing on behalf of the
                                     Registrant and as Acting
                                     Chief Accounting Officer,
                                     Principal Financial and
                                     Principal Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically