Form 10-Q
period 1997-06-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 1997-07-23
CIK 740371

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    June 30, 1997
                         -------------


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



          Class                            Outstanding at June 30, 1997
----------------------------------      ----------------------------------
     (Not applicable)                             (Not applicable)

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1997 and
            December 31, 1996 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations - for the
            three and six months ended June 30, 1997 and 1996        2

          Consolidated Statements of Cash Flows - for the
            six months ended June 30, 1997 and 1996 . . . . .        3

          Notes to Consolidated Financial Statements  . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       13

PART II.  Other Information

Item 3.   Defaults upon Senior Securities . . . . . . . . . .       21

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       21

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       22

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       23

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                                                                 June 30,       December 31,
                                                                                                   1997            1996
                                                                                               -------------    ------------
                                                                                                (Unaudited)
Investments in and advances to partnerships                                                    $ 30,663,512     $  30,456,822
Cash and cash equivalents                                                                         9,435,327         8,871,297
Restricted cash equivalents                                                                          50,400           585,810
Assets held for sale                                                                                 35,350                --
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $364,080 and $358,374, respectively                                   785,683           819,825
Property purchase costs, net of accumulated amortization of
  $353,246 and $346,512, respectively                                                               747,334           777,328
Other assets                                                                                         29,631            37,157
                                                                                               -------------    -------------
      Total assets                                                                             $  41,747,237    $  41,548,239
                                                                                               =============    =============

                             LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships, net of unamortized discount
  on purchase money notes of $14,366,633 and $16,874,671, respectively                         $  28,865,871    $  26,931,672
Accrued interest payable                                                                          83,274,611       78,413,302
Accounts payable and accrued expenses                                                                116,375           99,062
Consulting fees payable to related parties                                                             8,869            8,869
                                                                                               -------------    -------------
      Total liabilities                                                                          112,265,726      105,452,905
                                                                                               -------------    -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                                                                   2,000            2,000
    Limited Partners                                                                              73,501,500       73,501,500
                                                                                               -------------    -------------
                                                                                                  73,503,500       73,503,500
  Less:
    Accumulated distributions to partners                                                         (5,451,702)      (5,451,702)
    Offering costs                                                                                (7,562,894)      (7,562,894)
    Accumulated loss                                                                            (131,007,393)    (124,393,570)
                                                                                               -------------    -------------
      Total partners' deficit                                                                    (70,518,489)     (63,904,666)
                                                                                               -------------    -------------
      Total liabilities and partners' deficit                                                  $  41,747,237    $  41,548,239
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                      CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                      (Unaudited)

                                                                   For the three months ended        For the six months ended
                                                                            June 30,                          June 30,
                                                                 -----------------------------     -----------------------------
                                                                     1997            1996              1997            1996
                                                                 -------------   -------------     -------------   -------------
Share of income from partnerships                                $     963,509   $     340,623     $   1,139,618   $     547,367
                                                                 -------------   -------------     -------------   -------------
Other revenue and  expenses:

 Revenue:
   Interest and other income                                           122,058         112,547           259,053         300,867
                                                                 -------------   -------------     -------------   -------------
 Expenses:
   Interest                                                          3,809,045       3,980,014         7,662,161       7,979,328
   Management fee                                                       93,750          93,750           187,500         187,500
   General and administrative                                           41,630          37,542            83,761          73,527
   Professional fees                                                    24,985          26,173            50,286          54,878
   Amortization                                                         14,393          15,848            28,786          31,696
                                                                 -------------   -------------     -------------   -------------
                                                                     3,983,803       4,153,327         8,012,494       8,326,929
                                                                 -------------   -------------     -------------   -------------
      Total other revenue and expenses                              (3,861,745)     (4,040,780)       (7,753,441)     (8,026,062)
                                                                 -------------   -------------     -------------   -------------
Loss before gain on disposition of investment in partnerships       (2,898,236)     (3,700,157)       (6,613,823)     (7,478,695)

Gain on disposition of investment in partnerships                           --              --                --       2,853,278
                                                                 -------------   -------------     -------------   -------------
Loss before extraordinary gain from extinguishment of debt          (2,898,236)     (3,700,157)       (6,613,823)     (4,625,417)

Extraordinary gain from extinguishment of debt                              --             --                 --       1,502,698
                                                                 -------------   -------------     -------------   -------------
Net loss                                                            (2,898,236)     (3,700,157)       (6,613,823)     (3,122,719)

Accumulated losses, beginning of period                           (128,109,157)   (130,161,539)     (124,393,570)   (130,738,977)
                                                                 -------------   -------------     -------------   -------------
Accumulated losses, end of period                                $(131,007,393)  $(133,861,696)    $(131,007,393)  $(133,861,696)
                                                                 =============   =============     =============   =============
Loss allocated to General Partners (1.51%)                       $     (43,764)  $     (55,872)    $     (99,869)  $     (47,153)
                                                                 =============   =============     =============   =============
Loss allocated to Initial and Special Limited Partners (1.49%)   $     (43,183)  $     (55,133)    $     (98,546)  $     (46,529)
                                                                 =============   =============     =============   =============
Loss allocated to Additional Limited Partners (97%)              $  (2,811,289)  $  (3,589,152)    $  (6,415,408)  $  (3,029,037)
                                                                 =============   =============     =============   =============
Loss per unit of Additional Limited Partnership Interest
  based on 73,500 units outstanding                              $      (38.24)  $      (48.83)    $      (87.28)  $      (41.21)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                         CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (Unaudited)

                                                                                               For the six months ended
                                                                                                       June 30,
                                                                                             -----------------------------
                                                                                                 1997             1996
                                                                                             ------------     ------------
Cash flows from operating activities:
  Net loss                                                                                   $ (6,613,823)    $ (3,122,719)

  Adjustments to reconcile net loss to net cash
      used in operating activities:
    Share of income from partnerships                                                          (1,139,618)        (547,367)
    Decrease (increase) in accrued interest receivable on advances to partnerships                  2,738           (9,269)
    Amortization of deferred costs                                                                 28,786           31,696
    Amortization of discount on purchase money notes                                            2,508,038        2,182,479
    Gain on disposition of investment in partnerships                                                  --       (2,853,278)
    Extraordinary gain from extinguishment of debt                                                     --       (1,502,698)
    Payment of purchase money note interest                                                      (292,814)        (273,908)

    Changes in assets and liabilities:
      Decrease (increase) in other assets                                                           7,526           (4,359)
      Increase in accrued interest payable                                                      5,154,124        5,796,849
      Increase (decrease) in accounts payable and accrued expenses                                 17,313           (4,905)
                                                                                             ------------     ------------
         Net cash used in operating activities                                                   (327,730)        (307,479)
                                                                                             ------------     ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                      849,449          560,941
  Repayment of advances to partnerships                                                            80,740           67,239
  Decrease in restricted cash equivalents                                                         535,410               --
  Net proceeds from disposition of investment in partnerships                                          --        4,333,142
                                                                                             ------------     ------------
         Net cash provided by investing activities                                              1,465,599        4,961,322
                                                                                             ------------     ------------

Cash flows from financing activities:
  Payment of purchase money note principal                                                        (42,739)          (8,865)
  Pay-off of purchase money notes and related interest                                           (531,100)      (3,296,401)
                                                                                             ------------     ------------
          Net cash used in financing activities                                                  (573,839)      (3,305,266)
                                                                                             ------------     ------------
Net increase in cash and cash equivalents                                                         564,030        1,348,577
Cash and cash equivalents, beginning of period                                                  8,871,297        6,801,118
                                                                                             ------------     ------------
Cash and cash equivalents, end of period                                                     $  9,435,327     $  8,149,695
                                                                                             ============     ============

                       The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements of Capital Realty Investors-IV Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's consolidated financial position as of June 30, 1997 and December 31, 1996 and the consolidated results of its operations for the three and six months ended June 30, 1997 and 1996 and its consolidated cash flows for the six months ended June 30, 1997 and 1996.

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

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $43,232,504 (exclusive of unamortized discount on purchase money notes of $14,366,633) plus accrued interest of $83,274,611 as of June 30, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 matured in 1994 but have not been paid, as discussed below. Purchase money notes in an aggregate principal amount of $1,330,000 mature on August 31, 1997, as discussed below. Purchase money notes originally due to mature on September 1, 1999, were retired at a discount on January 2, 1997, in connection with the terms of an escrow agreement, as discussed below. The remaining purchase money notes mature from 1999 to 2025. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Interest expense on the Partnership's purchase money notes for the three and six months ended June 30, 1997 was $3,809,045 and $7,662,161 respectively, and by $3,980,014 and $7,979,328 during the three and six months ended June 30, 1996, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three and six months ended June 30, 1997 by $1,124,660 and $2,508,038, respectively, and by $1,091,239 and
$2,182,479 during the three and six months ended June 30, 1996, respectively. The accrued interest on the purchase money notes of $83,274,611 and $78,413,302 as of June 30, 1997 and December 31, 1996, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

     Purchase money notes plus accrued interest relating to Redden Development Company (Redden Gardens) in the principal amount of $1,330,000 mature on August 31, 1997. The Managing General Partner proposed a five year extension on the purchase money notes. This offer was rejected by the purchase money note holders, and the Managing General Partner anticipates receiving a counter offer from the purchase money note holders. No agreement has been reached as of July 18, 1997. There is no assurance that an agreement will be reached. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Redden Gardens not produce sufficient value to satisfy the purchase money notes related to Redden Gardens, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

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

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of July 23, 1997, principal and accrued interest totalling $1,370,000 and $4,558,803, respectively, were due. In June 1994, an offer was made to extend the maturity date of this note to coincide with the potential refinancing of the first mortgage. There is no assurance that a refinancing of the first mortgage will be obtained. The Managing General Partner and the noteholder continue to negotiate settlement options, and as of July 23, 1997, negotiations between the Managing General Partner and the noteholder were ongoing. There is no assurance that an agreement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Holiday Village Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The Managing General partner received $1,000 on January 5, 1996 for an option to purchase the Partnership's limited partner interest in New Second Lakewood Associates Limited Partnership (Second Lakewood) and an additional $1,000 on May 3, 1996, to extend the term of the option. Negotiations between the Managing General Partner and the option holder continued following the expiration of the option until November 1996, when they were terminated. In January 1997, the local managing general partner received an offer to purchase the property from a third party, and a purchase agreement was signed effective February 17, 1997. On July 2, 1997, Second Lakewood sold the property, a 219-unit apartment complex located in Schaumberg, Illinois. The sale of the property generated cash proceeds to the Partnership of approximately $1.7 million at closing. On July 9, 1997, the Partnership received $91,066 representing the release of funds held in security deposit and insurance

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

accounts related to Second Lakewood. Additionally, on July 11, the Partnership received $154,536 representing the release of the property's real estate tax escrows. The Partnership anticipates that additional funds may be received related to the closing out of the property's remaining accounts. The proceeds received at and subsequent to closing are in excess of the Partnership's investment in the Local Partnership and will result in a net financial statement gain of approximately $1.9 million. The federal tax gain is estimated to be approximately $10.9 million.

     In 1989, Second Lakewood was experiencing rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the marketability and income of the property. As of June 30, 1997 and December 31, 1996, the outstanding loan to Second Lakewood totalled $0 and $80,740, respectively. Accrued interest on the loan was $0 and $2,738 as of June 30, 1997 and December 31, 1996, respectively.

     Valley Vista Apartments (Valley Vista), a 124 unit high rise apartment located in Syracuse, New York, filed a Notice of Intent to participate in the LIHPRHA program with the U.S. Department of Housing and Urban Development (HUD) in November 1992. After a series of delays, Valley Vista was accepted into the LIHPRHA program on September 2, 1993. Due to unforseen delays in determining a final property valuation, Valley Vista was removed from the Preservation Funding Queue (a mechanism for allocating available LIHPRHA funds). In June 1997, Congress approved the 1997 Emergency Supplemental Appropriations Act for Recovery from National Disasters, and for Overseas Peacekeeping Efforts, including those in Bosnia. This Act included $3.5 million to process the refinancing of Valley Vista's mortgage loan under the Capital Grant's program. Closing is expected on the refinancing during the third quarter of 1997.

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

     The Managing General Partner is currently negotiating with the purchase money note holders related to Jewish Federation Apartments Associates (Jewish Federation) to extend the maturity dates of the associated purchase money notes for an additional five years. The purchase money notes, which aggregate a principal amount of $1.3 million, are due to mature on October 31, 1999. There is no assurance that an agreement will be reached with the purchase money note holders.

     The local managing general partner of Jewish Federation has agreed to donate a portion of land at the property to an affiliated entity of the local managing general partner, subject to all necessary governmental approvals. There can be no assurance that the approvals will be obtained.

     The report of the auditors on the financial statements of Garden Court Associates Limited Partnership (Garden Court) for the year ended December 31, 1996 indicated that substantial doubt exists about the ability of the Local

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Partnership to continue as a going concern due to negative cash flow resulting from decreasing occupancy levels. As of June 30, 1997, Garden Court reported a net operating loss of approximately $42,000 for 1997 and a 65% occupancy level. Garden Court has been accruing management fees payable to the local managing general partner in order to remain current on the mortgage related to the property. The local managing general partner expects to meet with the lender and HUD, the insurer of the mortgage, to discuss possible alternatives to address cash flow issues at the property. The Partnership's investment in Garden Court was previously reduced to zero as a result of losses from the Local Partnership during prior years. In addition, the Partnership did not issue any purchase money notes or debt instruments in connection with its investment in Garden Court. Therefore, the uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition. Furthermore, the complete loss of this investment would not have a material impact on the operations of the Partnership.

     The Managing General Partner is currently negotiating an extension on the purchase money notes related to Highland Village. The purchase money notes, which aggregate a principal amount of $1.1 million are due to mature on October 31, 1999. In connection with the proposed extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money note holders are jointly exploring various options to refinance the MHFA and HUD Section 236 interest rate subsidized mortgage loan related to this property. There is no assurance that the noteholders will agree to an extension on the purchase money notes, or that a refinancing of the mortgage loan will be obtained.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments
(HAP) provided by HUD pursuant to HAP contracts. In 1995 and 1996, HUD released its Reinvention Blueprint and a revision to its Reinvention Blueprint which

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

contained proposals that have come to be known as "Mark-to-Market". Congress, HUD and the Clinton Administration continue to struggle with the Mark-to-Market initiative. This initiative was intended to deal with HUD's increasing burden of funding HAP contracts. Under the initiative, HUD would eliminate the project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. The initiative will impact those properties that have HAP contracts with shorter terms than that of the underlying property mortgage. For instance, some properties may have a 20-year HAP contract while the underlying mortgage has a 40-year term. In the interim, Congress has authorized one-year extensions for properties with HAP contracts expiring during the government's fiscal year 1997, which began October 1, 1996. In light of recent political scrutiny of appropriations for HUD programs, a one year extension of Section 8 HAP contracts expiring during the government's fiscal year 1998 is possible, however, such an extension, and continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1998 is uncertain. The Section 8 HAP contracts for the following properties expire during the government's fiscal year 1998:

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                      Units
                                                                  Authorized for            Expiration of
                                             Number of           Rental Assistance            Section 8
       Property                             Rental Units          Under Section 8           HAP Contract
       --------                             ------------         -----------------          -------------
       Chippewa County                          109                     108                    07/14/98
       Cottonwood Park                          126                       6                    06/30/98
       Holiday Village                           80                       6                    06/01/98
       Matthew XXV                               95                      95                    06/18/98
       Pilgrim Tower North                      258                     205                    10/31/97
       Redden Gardens                           150                      29                    09/30/98
       Tradewinds Terrace                       122                      52                    09/30/98
       Westport Village                         121                      12                    01/01/98


     With the potential elimination of the Section 8 HAP contracts, there is no assurance that these rental properties would be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service.

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

     The following are combined statements of operations for the thirty-eight and forty-three Local Partnerships in which the Partnership had invested as of June 30, 1997 and 1996, respectively. The 1996 statements contain information on Clearfield Hills I and Village North through the date of sale. The state-ments are compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                       COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the three months ended         For the six months ended
                                                                       June 30,                           June 30,
                                                            -----------------------------      -----------------------------
                                                                1997             1996              1997             1996
                                                            ------------     ------------      ------------     ------------
Revenue:
  Rental revenue                                            $  9,196,035     $  9,799,585      $ 18,360,167     $ 19,559,928
  Other                                                          567,695          509,370         1,138,780        1,068,751
                                                            ------------     ------------      ------------     ------------
                                                               9,763,730       10,308,955        19,498,947       20,628,679
                                                            ------------     ------------      ------------     ------------
Expenses:
  Operating                                                    5,619,590        6,319,800        11,727,779       12,754,594
  Interest                                                     1,886,105        1,991,938         3,772,208        3,984,918
  Depreciation and amortization                                1,907,005        2,007,456         3,814,010        4,026,497
                                                            ------------     ------------      ------------     ------------
                                                               9,412,700       10,319,194        19,313,997       20,766,009
                                                            ------------     ------------      ------------     ------------
Net gain (loss)                                             $    351,030     $    (10,239)     $    184,950     $   (137,330)
                                                            ============     ============      ============     ============


     As of June 30, 1997 and December 31, 1996, the Partnership's share of cumulative losses of ten and eleven, respectively of the thirty-eight Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $15,875,254 and $15,165,646, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $22,274 and $43,381 for the three and six months ended June 30, 1997, respectively, and $23,147 and $59,325 for the three and six months ended June 30, 1996, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Additionally, the Partnership is obligated to pay an annual incentive management fee (Management Fee), after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee, as discussed above, of $93,750 and $187,500 for the three and six months ended June 30, 1997 and 1996, respectively.

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

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of July 18, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

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

                          Financial Condition/Liquidity
                          ----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $9,435,327 (or approximately $124.52 per Additional Limited Partner unit) and $8,871,297 (or approximately $117.08 per Additional Limited Partner unit) as of June 30, 1997 and December 31, 1996, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of June 30, 1997, $50,400 of cash resources was restricted for future interest payments on one of the purchase money notes. On January 2, 1997 $535,410 of restricted cash resources was used to retire the Partnership's remaining purchase money note obligation with respect to the Forest Park property. As of July 18, 1997, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $43,232,504 (exclusive of unamortized discount on purchase money notes of $14,366,633) plus accrued interest of $83,274,611 as of June 30, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 matured in 1994 but have not been paid, as discussed below. Purchase money notes in an aggregate principal amount of $1,330,000 mature on August 31, 1997, as discussed below. Purchase money notes originally due to mature on September 1, 1999, were retired at a discount on January 2, 1997, in connection with the terms of an escrow agreement, as discussed below. The remaining purchase money notes mature from 1999 to 2025. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     Purchase money notes plus accrued interest relating to Redden Development Company (Redden Gardens) in the principal amount of $1,330,000 mature on August 31, 1997. The Managing General Partner proposed a five year extension on the purchase money notes. This offer was rejected by the purchase money note holders, and the Managing General Partner anticipates receiving a counter offer from the purchase money note holders. No agreement has been reached as of July

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

18, 1997. There is no assurance that an agreement will be reached. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Redden Gardens not produce sufficient value to satisfy the purchase money notes related to Redden Gardens, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

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

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of July 23, 1997, principal and accrued interest

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

totalling $1,370,000 and $4,558,803, respectively, were due. In June 1994, an offer was made to extend the maturity date of this note to coincide with the potential refinancing of the first mortgage. There is no assurance that a refinancing of the first mortgage will be obtained. The Managing General Partner and the noteholder continue to negotiate settlement options, and as of July 23, 1997, negotiations between the Managing General Partner and the noteholder were ongoing. There is no assurance that an agreement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Holiday Village Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The Managing General partner received $1,000 on January 5, 1996 for an option to purchase the Partnership's limited partner interest in New Second Lakewood Associates Limited Partnership (Second Lakewood) and an additional $1,000 on May 3, 1996, to extend the term of the option. Negotiations between the Managing General Partner and the option holder continued following the expiration of the option until November 1996, when they were terminated. In January 1997, the local managing general partner received an offer to purchase the property from a third party, and a purchase agreement was signed effective February 17, 1997. On July 2, 1997, Second Lakewood sold the property, a 219-unit apartment complex located in Schaumberg, Illinois. The sale of the property generated cash proceeds to the Partnership of approximately $1.7 million at closing. On July 9, 1997, the Partnership received $91,066 representing the release of funds held in security deposit and insurance accounts related to Second Lakewood. Additionally, on July 11, the Partnership received $154,536 representing the release of the property's real estate tax escrows. The Partnership anticipates that additional funds may be received related to the closing out of the property's remaining accounts. The proceeds received at and subsequent to closing are in excess of the Partnership's investment in the Local Partnership and will result in a net financial statement gain of approximately $1.9 million. The federal tax gain is estimated to be approximately $10.9 million.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six months ended June 30, 1997, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements and the pay-off of the remaining Forest Park purchase money note obligation, as discussed above. Cash and cash equivalents increased for the six months ended June 30, 1997 primarily due to cash flow distributions and repayment of advances to partnerships received by the Partnership from the Local Partnerships during the period then ended.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended June 30, 1997 decreased from the corresponding period in 1996 primarily due to an increase in share of income from partnerships resulting from a loan repayment and a cash flow distribution received from Second Lakewood during 1997 which were in excess of the Partnership's investment in the property and due to decreased in operating expenses at two properties. Contributing to the decrease in the Partnership's net loss was a decrease in interest expense due to the pay-off at purchase money notes related to properties during 1996.

     The Partnership's net loss for the six months ended June 30, 1997 increased from the corresponding period in 1996 primarily due to the gain on disposition of investment in partnerships and extraordinary gain on extinguishment of debt recognized by the Partnership during 1996 related to the sales of Clearfield Hills I and Village North. Contributing to the increase in the Partnership's net loss was a decrease in interest income due to the receipt of surplus cash distributions during 1996 from one former Limited Partnership which had been sold in 1995. Partially offsetting the increase in the Partnership's net loss was an increase in share of income from partnerships and a decrease in interest expense, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and six months ended June 30, 1997 did not include losses of $369,791 and $709,608, respectively, compared to excluded losses of $350,456 and $681,415 for the three and six months ended June 30, 1996, respectively.

     In 1989, Second Lakewood was experiencing rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the marketability and income of the property. As of June 30, 1997 and December 31, 1996, the outstanding loan to Second Lakewood totalled $0 and $80,740, respectively. Accrued interest on the loan was $0 and $2,738 as of June 30, 1997 and December 31, 1996, respectively.

     Valley Vista Apartments (Valley Vista), a 124 unit high rise apartment located in Syracuse, New York, filed a Notice of Intent to participate in the LIHPRHA program with the U.S. Department of Housing and Urban Development (HUD) in November 1992. After a series of delays, Valley Vista was accepted into the LIHPRHA program on September 2, 1993. Due to unforseen delays in determining a final property valuation, Valley Vista was removed from the Preservation Funding Queue (a mechanism for allocating available LIHPRHA funds). In June 1997, Congress approved the 1997 Emergency Supplemental Appropriations Act for Recovery from National Disasters, and for Overseas Peacekeeping Efforts, including those in Bosnia. This Act included $3.5 million to process the refinancing of Valley Vista's mortgage loan under the Capital Grant's program. Closing is expected on the refinancing during the third quarter of 1997.

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

     The Managing General Partner is currently negotiating with the purchase money note holders related to Jewish Federation Apartments Associates (Jewish Federation) to extend the maturity dates of the associated purchase money notes for an additional five years. The purchase money notes, which aggregate a principal amount of $1.3 million, are due to mature on October 31, 1999. There is no assurance that an agreement will be reached with the purchase money note holders.

     The local managing general partner of Jewish Federation has agreed to donate a portion of land at the property to an affiliated entity of the local managing general partner, subject to all necessary governmental approvals.
There can be no assurance that the approvals will be obtained.
     The report of the auditors on the financial statements of Garden Court Associates Limited Partnership (Garden Court) for the year ended December 31, 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to negative cash flow resulting from decreasing occupancy levels. As of June 30, 1997, Garden Court reported a net operating loss of approximately $42,000 for 1997 and a 65% occupancy level. Garden Court has been accruing management fees payable to the local managing general partner in order to remain current on the mortgage related to the property. The local managing general partner expects to meet with the lender and HUD, the insurer of the mortgage, to discuss possible alternatives to address cash flow issues at the property. The Partnership's investment in Garden Court was previously reduced to zero as a result of losses from the Local Partnership during prior years. In addition, the Partnership did not issue any purchase money notes or debt instruments in connection with its investment in Garden Court. Therefore, the uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition. Furthermore, the complete loss of this investment would not have a material impact on the operations of the Partnership.

     The Managing General Partner is currently negotiating an extension on the purchase money notes related to Highland Village. The purchase money notes, which aggregate a principal amount of $1.1 million are due to mature on October 31, 1999. In connection with the proposed extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money note holders are jointly exploring various options to refinance the MHFA and HUD Section 236 interest rate subsidized mortgage loan related to this property. There is no assurance that the noteholders will agree to an extension on the purchase money notes, or that a refinancing of the mortgage loan will be obtained.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments
(HAP) provided by HUD pursuant to HAP contracts. In 1995 and 1996, HUD released its Reinvention Blueprint and a revision to its Reinvention Blueprint which contained proposals that have come to be known as "Mark-to-Market". Congress, HUD and the Clinton Administration continue to struggle with the Mark-to-Market initiative. This initiative was intended to deal with HUD's increasing burden of funding HAP contracts. Under the initiative, HUD would eliminate the project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. The initiative will impact those properties that have HAP contracts with shorter terms than that of the underlying property mortgage. For instance, some properties may have a 20-year HAP contract while the underlying mortgage has a 40-year term. In the interim, Congress has authorized one-year extensions for properties with HAP contracts expiring during the government's fiscal year 1997, which began October 1, 1996. In light of recent political scrutiny of appropriations for HUD programs, a one year extension of Section 8 HAP contracts expiring during the government's fiscal year 1998 is possible, however, such an extension, and continued funding of annual renewals for Section 8 HAP contracts expiring after fiscal year 1998 is uncertain. The Section 8 HAP contracts for the following properties expire during the government's fiscal year 1998:

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------


                                                                      Units
                                                                  Authorized for            Expiration of
                                             Number of           Rental Assistance            Section 8
       Property                             Rental Units          Under Section 8           HAP Contract
       --------                             ------------         -----------------          -------------
       Chippewa County                          109                     108                    07/14/98
       Cottonwood Park                          126                       6                    06/30/98
       Holiday Village                           80                       6                    06/01/98
       Matthew XXV                               95                      95                    06/18/98
       Pilgrim Tower North                      258                     205                    10/31/97
       Redden Gardens                           150                      29                    09/30/98
       Tradewinds Terrace                       122                      52                    09/30/98
       Westport Village                         121                      12                    01/01/98


     With the potential elimination of the Section 8 HAP contracts, there is no assurance that these rental properties would be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service.

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

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of July 18, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of July 23, 1997, principal and accrued interest totalling $1,370,000 and $4,558,803, respectively, were due. In June 1994, an offer was made to extend the maturity date of this note to coincide with the potential refinancing of the first mortgage. There is no assurance that a refinancing of the first mortgage will be obtained. The Managing General Partner and the noteholder continue to negotiate settlement options, and as of July 23, 1997, negotiations between the Managing General Partner and the noteholder were ongoing. There is no assurance that an agreement will be

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1997.

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



                                   CAPITAL REALTY INVESTORS-IV
                                        LIMITED PARTNERSHIP
                                            (Registrant)

                              By:  C.R.I., Inc.
                                   Managing General Partner


July 23, 1997                 By:  /s/ Susan R. Campbell
--------------------               ---------------------------------
Date                               Susan R. Campbell
                                   Executive Vice President and
                                     Chief Operating Officer



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