Form 10-Q
period 1997-09-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 1997-10-30
CIK 740371

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended    September 30, 1997
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
Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



          Class                         Outstanding at September 30, 1997
----------------------------------      ---------------------------------
     (Not applicable)                             (Not applicable)

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1997 and
            December 31, 1996 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations - for the
            three and nine months ended September 30, 1997
            and 1996  . . . . . . . . . . . . . . . . . . . .        2

          Consolidated Statements of Cash Flows - for the
            nine months ended September 30, 1997 and 1996 . .        3

          Notes to Consolidated Financial Statements  . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       16

PART II.  Other Information

Item 3.   Defaults upon Senior Securities . . . . . . . . . .       26

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       28

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       29

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       30

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                     CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                              CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                                                               September 30,    December 31,
                                                                                                   1997            1996
                                                                                               -------------    ------------
                                                                                                (Unaudited)
Investments in and advances to partnerships                                                    $  31,435,480    $  30,456,822
Cash and cash equivalents                                                                         11,387,316        8,871,297
Restricted cash and cash equivalents                                                                  50,400          585,810
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $371,266 and $358,374, respectively                                    778,497          819,825
Property purchase costs, net of accumulated amortization of
  $360,125 and $346,512, respectively                                                                740,455          777,328
Other assets                                                                                          45,747           37,157
                                                                                               -------------    -------------
      Total assets                                                                             $  44,437,895    $  41,548,239
                                                                                               =============    =============

                                   LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships, net of unamortized discount on purchase money notes of $12,578,952 and $16,874,671,
  respectively                                                                                 $  29,468,552    $  26,931,672
Accrued interest payable                                                                          83,957,314       78,413,302
Distributions payable                                                                              1,469,300               --
Accounts payable and accrued expenses                                                                119,785           99,062
Consulting fees payable to related parties                                                             8,869            8,869
                                                                                               -------------    -------------
      Total liabilities                                                                          115,023,820      105,452,905
                                                                                               -------------    -------------

Commitments and contingencies

Partners' capital (deficit):
  Capital paid-in:
    General Partners                                                                                   2,000            2,000
    Limited Partners                                                                              73,501,500       73,501,500
                                                                                               -------------    -------------
                                                                                                  73,503,500       73,503,500
  Less:
    Accumulated distributions to partners                                                         (6,921,002)      (5,451,702)
    Offering costs                                                                                (7,562,894)      (7,562,894)
    Accumulated loss                                                                            (129,605,529)    (124,393,570)
                                                                                               -------------    -------------
      Total partners' deficit                                                                    (70,585,925)     (63,904,666)
                                                                                               -------------    -------------
      Total liabilities and partners' deficit                                                  $  44,437,895    $  41,548,239
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                           CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                            (Unaudited)

                                                                  For the three months ended       For the nine months ended
                                                                         September 30,                    September 30,
                                                                -----------------------------    -----------------------------
                                                                    1997            1996             1997            1996
                                                                -------------   -------------    -------------   -------------
Share of income from partnerships                               $   2,909,266   $     104,142    $   4,048,884   $     651,509
                                                                -------------   -------------    -------------   -------------
Other revenue and  expenses:
 Revenue:
   Interest and other income                                          152,330         116,929          411,383         417,796
                                                                -------------   -------------    -------------   -------------
 Expenses:
   Interest                                                         3,831,982       3,896,106       11,494,143      11,875,434
   Management fee                                                      93,750          93,750          281,250         281,250
   General and administrative                                          35,990          46,188          119,751         119,715
   Professional fees                                                   25,957          25,467           76,243          80,345
   Amortization                                                        14,065          15,578           42,851          47,274
                                                                -------------   -------------    -------------   -------------
                                                                    4,001,744       4,077,089       12,014,238      12,404,018
                                                                -------------   -------------    -------------   -------------
      Total other revenue and expenses                             (3,849,414)     (3,960,160)     (11,602,855)    (11,986,222)
                                                                -------------   -------------    -------------   -------------

Loss before gain on disposition of investments
  in partnerships                                                    (940,148)     (3,856,018)      (7,553,971)    (11,334,713)

Gain on disposition of investments in partnerships                  1,921,993       4,957,244        1,921,993       7,810,522
                                                                -------------   -------------    -------------   -------------

Income (loss) before extraordinary gain from
  extinguishment of debt                                              981,845       1,101,226       (5,631,978)     (3,524,191)

Extraordinary gain from extinguishment of debt                        420,019      12,064,351          420,019      13,567,049
                                                                -------------   -------------    -------------   -------------

Net income (loss)                                                   1,401,864      13,165,577       (5,211,959)     10,042,858

Accumulated losses, beginning of period                          (131,007,393)   (133,861,696)    (124,393,570)   (130,738,977)
                                                                -------------   -------------    -------------   -------------

Accumulated losses, end of period                               $ 129,605,529   $(120,696,119)   $(129,605,529)  $(120,696,119)
                                                                =============   =============    =============   =============

Income (loss) allocated to General Partners (1.51%)             $      21,168   $     198,800    $     (78,701)  $     151,647
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                         CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

                                         (Unaudited)

                                                                  For the three months ended       For the nine months ended
                                                                         September 30,                    September 30,
                                                                -----------------------------    -----------------------------
                                                                    1997            1996             1997            1996
                                                                -------------   -------------    -------------   -------------
Income (loss) allocated to Initial and Special
  Limited Partners (1.49%)                                      $      20,888   $     196,168    $     (77,658)  $     149,639
                                                                =============   =============    =============   =============

Income (loss) allocated to Additional Limited
  Partners (97%)                                                $   1,359,808   $  12,770,609    $  (5,055,600)  $   9,741,572
                                                                =============   =============    =============   =============

Income (loss) per unit of Additional Limited
  Partnership Interest based on 73,500 units
  outstanding                                                   $       18.50   $      173.75    $      (68.78)  $      132.54
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                        CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          (Unaudited)

                                                                                                  For the nine months ended
                                                                                                         September 30,
                                                                                                -----------------------------
                                                                                                    1997             1996
                                                                                                ------------     ------------
Cash flows from operating activities:
  Net (loss) income                                                                             $ (5,211,959)    $ 10,042,858

  Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
    Share of income from partnerships                                                             (4,048,884)        (651,509)
    Decrease in accrued interest receivable on
      advances to partnerships                                                                         2,738              148
    Amortization of deferred costs                                                                    42,851           47,274
    Amortization of discount on purchase money notes                                               3,762,057        3,257,308
    Gain on disposition of investments in partnerships                                            (1,921,993)      (7,810,522)
    Extraordinary gain from extinguishment of debt                                                  (420,019)     (13,567,049)
    Payment of purchase money note interest                                                         (350,747)        (278,394)

    Changes in assets and liabilities:
      Increase in other assets                                                                        (8,590)         (15,067)
      Increase in accrued interest payable                                                         7,731,185        8,618,127
      Increase in accounts payable and accrued expenses                                               20,723          320,122
                                                                                                ------------     ------------
         Net cash used in operating activities                                                      (402,638)         (36,704)
                                                                                                ------------     ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                       2,986,747          747,244
  Repayment of advances to partnerships                                                               80,740          143,804
  Decrease (increase) in restricted cash and cash equivalents                                        535,410         (531,100)
  Net proceeds from disposition of investments in partnerships                                     1,957,343       11,819,024
                                                                                                ------------     ------------
         Net cash provided by investing activities                                                 5,560,240       12,178,972
                                                                                                ------------     ------------
Cash flows from financing activities:
  Payment of purchase money note principal                                                           (42,739)          (8,865)
  Pay-off of purchase money notes and related interest                                            (2,598,844)      (7,807,548)
                                                                                                ------------     ------------
         Net cash used in financing activities                                                    (2,641,583)      (7,816,413)
                                                                                                ------------     ------------
Net increase in cash and cash equivalents                                                          2,516,019        4,325,855
Cash and cash equivalents, beginning of period                                                     8,871,297        6,801,118
                                                                                                ------------     ------------
Cash and cash equivalents, end of period                                                        $ 11,387,316     $ 11,126,973
                                                                                                ============     ============

                        The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements of Capital Realty Investors-IV Limited Partnership (the Partnership) contain all adjustments of a normal recurring nature necessary to present fairly the Partnership's consolidated financial position as of September 30, 1997 and December 31, 1996 and the consolidated results of its operations for the three and nine months ended September 30, 1997 and 1996 and its consolidated cash flows for the nine months ended September 30, 1997 and 1996.

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

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $42,047,504 (exclusive of unamortized discount on purchase money notes of $12,578,952) plus accrued interest of $83,957,314 as of September 30, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 matured in 1994 but have not been paid, as discussed below. Purchase money notes in an aggregate principal amount of $1,330,000 matured on August 31, 1997, as discussed below. Purchase money notes originally due to mature on September 1, 1999, were retired at a discount on January 2, 1997, in connection with the terms of an escrow agreement, as discussed below. The remaining purchase money notes mature from 1999 to 2025. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Interest expense on the Partnership's purchase money notes for the three and nine months ended September 30, 1997 was $3,831,982 and $11,494,143 respectively, and $3,896,106 and $11,875,434 during the three and nine months ended September 30, 1996, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three and nine months ended September 30, 1997 by $1,254,019 and $3,762,057, respectively, and by $1,074,829 and $3,257,308 during the three and nine months ended September 30, 1996, respectively. The accrued interest on the purchase money notes of $83,957,314 and $78,413,302 as of September 30, 1997 and December 31, 1996,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

     On May 23, 1994, the local general partner of New Forest Park Associates Limited Partnership (Forest Park) filed a notice of intent to participate under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) program. On July 11, 1996, the local managing general partner's plan of action regarding the sale of Forest Park under the LIHPRHA program was approved by HUD. On September 19, 1996, Forest Park sold the property, a 284-unit apartment complex located in New Orleans, Louisiana, under the LIHPRHA program to Forest Park Affordable Housing Inc., a District of Columbia non-profit organization. The sale of the property generated net cash proceeds to the Partnership of approximately $1.2 million at closing. The proceeds received at closing were net of approximately $1.7 million used to retire, at a discount, a portion of the Partnership's purchase money note obligation with respect to the property. The proceeds were also net of $531,100 which was used to purchase a certificate of deposit which was held in escrow until January 2, 1997, at which time all principal and interest accrued up to three percent per annum on the certificate of deposit was used to retire the Partnership's remaining purchase money note obligation with respect to the property. All interest that accrued on the certificate of deposit in excess of three percent per annum was received by the Partnership. Accordingly, the accompanying financial statements include $531,100 of restricted cash equivalents as of December 31, 1996, which represents the remaining principal balance which became due on January 2, 1997, in accordance with the escrow agreement. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in an estimated net financial statement gain at closing of approximately $7.2 million, of which approximately $4.8 million resulted from the retirement of the purchase money note obligation with respect to the property. Upon finalization of the audit of the property's operations and an additional payment of approximately $18,000 received by the Partnership resulting from the final release of the property's reserves, the sale resulted in a net financial statement gain of approximately $7.3 million, of which approximately $4.8 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $10.1 million. The Managing General Partner of the Partnership and/or its affiliates did not receive any fees relating to the sale.

     On May 23, 1994, the local general partner of New Walnut Square Associates Limited Partnership (Walnut Square) filed a notice of intent to participate under LIHPRHA. On July 11, 1996, the local managing general partner's plan of action regarding the sale of Walnut Square under the LIHPRHA program was approved by HUD. On September 19, 1996, Walnut Square sold the property, a 284-unit apartment complex located in New Orleans, Louisiana, under the LIHPRHA

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

program to Walnut Square Affordable Housing, Inc., a District of Columbia non-profit entity. The sale of the property generated net cash proceeds to the Partnership at closing of approximately $966,000. The proceeds were net of $2.2 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in an estimated net financial statement gain at closing of approximately $8.4 million, of which approximately $6.8 million resulted from the retirement of the purchase money note obligation with respect to this property. Upon finalization of the audit of the property's operations and an additional payment of approximately $162,000 received by the purchase money noteholders resulting from the final release of the property's reserves, the sale resulted in a net financial statement gain of approximately $8.6 million, of which approximately $6.7 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $11.4 million. The Managing General Partner of the Partnership and/or its affiliates did not receive any fees relating to the sale.

     On March 15, 1993, the local general partner of River Run Company (River
Run) filed a notice of intent to participate under LIHPRHA. On February 27, 1996, the local managing general partner's plan of action regarding the sale of River Run under the LIHPRHA program was approved by HUD. On August 27, 1996, River Run sold the property, a 100-unit apartment complex located in Macomb, Illinois, under the LIHPRHA program to National Handicap Housing Institute, Inc., a non-profit entity. The sale of the property generated net cash proceeds to the Partnership of approximately $552,000. The proceeds were net of approximately $530,000 used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of approximately $1.4 million, of which approximately $405,000 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax
gain was approximately $3.2 million.   The Managing General Partner of the
Partnership and/or its affiliates earned net fees of $26,606 for its services relating to the sale of River Run. As of October 24, 1997, $8,869 of these fees have not been paid.

     On May 22, 1992, Clearfield Hills I Limited Partnership (Clearfield Hills
I) filed a notice of intent to participate under the LIHPRHA program. The sale of the property was completed on February 6, 1996. The sale price of approximately $3.2 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on October 30, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of approximately $1.8 million, of which approximately $50,000 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $2.4 million.

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

     The Managing General partner received $1,000 on January 5, 1996 for an option to purchase the Partnership's limited partner interest in New Second Lakewood Associates Limited Partnership (Second Lakewood) and an additional $1,000 on May 3, 1996, to extend the term of the option. Negotiations between the Managing General Partner and the option holder continued following the expiration of the option until November 1996, when they were terminated. In January 1997, the local managing general partner received an offer to purchase the property from a third party, and a purchase agreement was signed effective February 17, 1997. On July 2, 1997, Second Lakewood sold the property, a 219-unit apartment complex located in Schaumberg, Illinois. The sale of the property generated cash proceeds to the Partnership of approximately $1.7 million at closing. On July 9, 1997, the Partnership received $91,066 representing the Partnership's allocable portion of the release of funds held in security deposit and insurance accounts related to Second Lakewood. Additionally, on July 11, 1997 the Partnership received $154,536 representing the Partnership's allocable portion of the release of the property's real estate tax escrows. On August 15, 1997 and September 10, 1997, the Partnership received additional funds totaling $1,558 related to the Partnership's allocable portion of the closing out of the property's remaining accounts. In September and October, 1997, the Partnership paid $29,177 and $7,831, respectively, related to outstanding expense invoices of the Local Partnership. The proceeds received at and subsequent to closing were in excess of the Partnership's investment in the Local Partnership and resulted in an estimated net financial statement gain of approximately $1.9 million. The federal tax gain is estimated to be approximately $11 million.

     On October 31, 1996, the Partnership distributed $1,999,119 (or $27.20 per Additional Limited Partner unit) to the Additional Limited Partners from the proceeds of the sales of Clearfield Hills I, Village North, River Run, Forest Park and Walnut Square. The Managing General Partner plans to distribute approximately $1.47 million (or approximately $20 per Additional Limited Partner
Unit) to the Additional Limited Partners from the proceeds of the sale of Second Lakewood by November 30, 1997 to unit holders of record as of September 30, 1997. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships.

     Valley Vista Apartments (Valley Vista), a 124 unit high rise apartment building located in Syracuse, New York, filed a Notice of Intent to participate in the LIHPRHA program with the U.S. Department of Housing and Urban Development
(HUD) in November 1992. After a series of delays, Valley Vista was accepted into the LIHPRHA program on September 2, 1993. Due to unforseen delays in determining a final property valuation, Valley Vista was removed from the Preservation Funding Queue (a mechanism for allocating available LIHPRHA funds). In June 1997, Congress approved the 1997 Emergency Supplemental Appropriations Act for Recovery from National Disasters, and for Overseas Peacekeeping Efforts, including those in Bosnia. This Act included $3.5 million to process the refinancing of Valley Vista's mortgage loan under the Capital Grants program.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

On August 22, 1997, Valley Vista closed on the refinancing of its mortgage loan. Proceeds of approximately $2.1 million generated from the refinancing were used to retire, at a discount, the remaining purchase money note obligation of the Partnership with respect to such property, resulting in a gain on extinguishment of approximately $420,000. The proceeds from the refinancing used to retire the Partnership's purchase money note obligation were in excess of the Partnership's basis in Valley Vista and are included in share of income from partnerships. Subject to HUD and New York state agencies' approvals, the Partnership will assign its partnership interest in Valley Vista to the local managing general partner and withdraw from the Local Partnership. The Partnership anticipates receiving $910,000 at such time.

     The Partnership defaulted on its purchase money notes relating to Redden Development Company (Redden Gardens) on August 31, 1997 when the notes matured and were not paid. The defaulted amount included principal and accrued interest of $1,330,000 and $2,783,593, respectively. As of October 30, 1997, principal and accrued interest of $1,330,000 and $2,840,054, respectively were due. In accordance with the purchase money note agreement, the Partnership has sixty days to cure the default. The Managing General Partner proposed a five year extension on the purchase money notes. This offer was rejected by the purchase money noteholders, and as of October 30, 1997, no agreement has been reached. The Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of October 30, 1997. There is no assurance that the property will be converted nor is there any assurance that an agreement will be reached with the purchase money noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Redden Gardens not produce sufficient value to satisfy the purchase money notes related to Redden Gardens, the Partnership's exposure to loss is limited, as the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of October 30, 1997, principal and accrued interest totaling $1,370,000 and $4,733,582, respectively, were due. In June 1994, an offer was made to extend the maturity date of this note to coincide with the potential refinancing of the first mortgage. There is no assurance that a refinancing of the first mortgage will be obtained. The Managing General Partner and the noteholder continue to negotiate settlement options, and as of October 30, 1997, negotiations between the Managing General Partner and the noteholder were ongoing. There is no assurance that an agreement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Holiday Village Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited, as the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The Managing General Partner is currently negotiating an extension on the purchase money notes related to Highland Village. The purchase money notes, which aggregate a principal amount of $1.1 million are due to mature on October 31, 1999. In connection with the proposed extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money noteholders are jointly exploring various options to refinance the Massachusetts Housing Finance Agency (MHFA) and HUD Section 236 interest rate subsidized mortgage loan related to this property. There is no assurance that the noteholders will agree to an extension on the purchase money notes, or that a refinancing of the mortgage loan will be obtained.

     The local managing general partner of Jewish Federation has agreed to donate a portion of land at the property to an affiliated entity of the local managing general partner, subject to all necessary governmental approvals. There can be no assurance that the approvals will be obtained.

     The Managing General Partner has entered into an agreement with the purchase money noteholders related to Jewish Federation Apartments Associates (Jewish Federation) to extend the maturity dates of the associated purchase money notes for an additional five years. The purchase money notes, which aggregate a principal amount of $1.3 million, are due to mature on October 31, 1999. The extension, however, is subject to the closing of the transfer of a portion of the land at the property, as discussed immediately above. There is no assurance that an agreement will be reached with the purchase money noteholders.

     The report of the auditors on the financial statements of Garden Court Associates Limited Partnership (Garden Court) for the year ended December 31, 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to negative cash flow resulting from decreasing occupancy levels. As of September 30, 1997, Garden Court reported a net operating loss of approximately $78,000 for 1997 and a 63% occupancy level. Garden Court has been withholding management fees payable to the local managing general partner in order to remain current on the mortgage related to the property. The local managing general partner met with the lender and HUD, the insurer of the mortgage, to discuss possible alternatives to address cash flow issues at the property. The Partnership's investment in Garden Court was previously reduced to zero as a result of losses from the Local Partnership during prior years. In addition, the Partnership did not issue any purchase money notes or debt instruments in connection with its investment in Garden Court. Therefore, the uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition. Furthermore, the complete loss of this investment would not have a material impact on the operations of the Partnership.

     The local managing general partner of Campbell Terrace Associates Limited Partnership (Campbell Terrace) has received an offer from a third party to

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

purchase the property. The local managing general partner and the Managing General Partner are analyzing the offer and a purchase contract is being negotiated. There is no assurance that any sale will occur as a result of these negotiations.

     In 1989, Second Lakewood was experiencing rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the marketability and income of the property. As of September 30, 1997 and December 31, 1996, the outstanding loan to Second Lakewood totalled $0 and $80,740, respectively. Accrued interest on the loan was $0 and $2,738 as of September 30, 1997 and December 31, 1996, respectively.

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

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3)of the National Housing Act, as amended. LIHPRHA, which provided property owners with restricted opportunities to sell low income housing, ended effective September 30, 1996. However, HUD received approximately $175 million to fund sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. In October 1997, the HUD appropriations bill does not include any funding for the LIHPRHA program. Therefore, this program is effectively terminated.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop strategies to sell or refinance certain properties pursuant to programs developed by these agencies or other potential buyers. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance a property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental housing assistance payments provided by HUD pursuant to Section 8 HAP contracts. Under Section 8 HAP contracts, HUD guaranteed rental properties a high monthly rental payment for each low and moderate income apartment unit maintained in the complex. Over the years, annual increases have pushed rents on many of the Section 8 HAP contracts above the market rate for comparable neighborhoods. In an effort to deal with the increasing burden of funding Section 8 HAP contracts, many of which are now expiring, in 1995 HUD released its Reinvention Blueprint, and in 1996 a revision to its Reinvention Blueprint, which contained proposals that have come to be

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

known as "Mark-to-Market".  Under the initiative, HUD would eliminate the
Section 8 project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. However, with the elimination of the Section 8 HAP subsidies, most rental properties will not be able to maintain sufficient income to pay debt service. Therefore, the Mark-to-Market initiative will allow for a part of the existing first mortgage to become a "soft" second mortgage which will accrue interest at a low 1% interest rate. The splitting of the existing first mortgage into a new first and second mortgage may generate ordinary taxable income. Unfortunately, there is no corresponding tax relief legislation at this time.

       In October 1997, both the House and the Senate passed the FY 1998 HUD spending bill which includes Mark-to-Market legislation and President Clinton is expected to sign the appropriations bill. Between now and October 1, 1998 all expiring Section 8 contracts with rents less than 120% of fair market rents (FMR's) will be renewed for one-year. Properties with rents in excess of 120% of FMR's will be subject to the terms of the current Mark-to-Market demonstration program. Effective October 1, 1998, all properties with expiring
Section 8 contracts will be subject to Mark-to-Market. The Section 8 HAP contracts for the following properties expire during the government's fiscal year 1998:

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

     The following are combined statements of operations for the thirty-seven and thirty-eight Local Partnerships in which the Partnership had invested as of September 30, 1997 and 1996, respectively. The 1996 statements contain information on Clearfield Hills I, Village North, River Run, Forest Park and Walnut Square through the date of sale. Additionally, the 1997 statements contain information on Second Lakewood through the date of sale. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                       COMBINED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                              For the three months ended         For the nine months ended
                                                                     September 30,                      September 30,
                                                            -----------------------------      -----------------------------
                                                                1997             1996              1997             1996
                                                            ------------     ------------      ------------     ------------
Revenue:
  Rental revenue                                            $  8,689,237     $  9,539,308      $ 27,049,404     $ 29,099,236
  Other                                                          537,091          606,283         1,675,871        1,675,034
                                                            ------------     ------------      ------------     ------------
                                                               9,226,328       10,145,591        28,725,275       30,774,270
                                                            ------------     ------------      ------------     ------------
Expenses:
  Operating                                                    5,077,369        6,367,741        16,805,148       19,122,335
  Interest                                                     1,703,384        1,987,571         5,475,592        5,972,489
  Depreciation and amortization                                1,840,243        2,000,303         5,654,253        6,026,800
                                                            ------------     ------------      ------------     ------------
                                                               8,620,996       10,355,615        27,934,993       31,121,624
                                                            ------------     ------------      ------------     ------------
Net income (loss)                                           $    605,332     $   (210,024)     $    790,282     $   (347,354)
                                                            ============     ============      ============     ============


     As of September 30, 1997 and December 31, 1996, the Partnership's share of cumulative losses of eight of the thirty-seven and eleven of the thirty-eight, respectively, Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $16,118,730 and $15,165,646, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $18,468 and $61,848 for the three and nine months ended September 30, 1997, respectively, and $18,954 and $78,279 for the three and nine months ended September 30, 1996, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Additionally, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee), after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee, as discussed above, of $93,750 and $281,250 for the three and nine months ended September 30, 1997 and 1996, respectively.

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

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of October 24, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.

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

                          Financial Condition/Liquidity
                          ----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $11,387,316 (or approximately $150.28 per Additional Limited Partner unit) and $8,871,297 (or approximately $117.08 per Additional Limited Partner unit) as of September 30, 1997 and December 31, 1996, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs, including a distribution to the Additional Limited Partners by November 30, 1997, as discussed below. As of September 30, 1997, $50,400 of cash resources was restricted for future interest payments on one of the purchase money notes. On January 2, 1997 $535,410 of restricted cash resources was used to retire the Partnership's remaining purchase money note obligation with respect to the Forest Park property, as discussed below. As of October 24, 1997, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $42,047,504 (exclusive of unamortized discount on purchase money notes of $12,578,952) plus accrued interest of $83,957,314 as of September 30, 1997, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 matured in 1994 but have not been paid, as discussed below. Purchase money notes in an aggregate principal amount of $1,330,000 matured on August 31, 1997, as discussed below. Purchase money notes originally due to mature on September 1, 1999, were retired at a discount on January 2, 1997, in connection with the terms of an escrow agreement, as discussed below. The remaining purchase money notes mature from 1999 to 2025. The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's long-term debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay off or buy down certain purchase money note obligations.

     On May 23, 1994, the local general partner of New Forest Park Associates Limited Partnership (Forest Park) filed a notice of intent to participate under the Low Income Housing Preservation and Resident Homeownership Act of 1990 (LIHPRHA) program. On July 11, 1996, the local managing general partner's plan

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

of action regarding the sale of Forest Park under the LIHPRHA program was approved by HUD. On September 19, 1996, Forest Park sold the property, a 284-unit apartment complex located in New Orleans, Louisiana, under the LIHPRHA program to Forest Park Affordable Housing Inc., a District of Columbia non-profit organization. The sale of the property generated net cash proceeds to the Partnership of approximately $1.2 million at closing. The proceeds received at closing were net of approximately $1.7 million used to retire, at a discount, a portion of the Partnership's purchase money note obligation with respect to the property. The proceeds were also net of $531,100 which was used to purchase a certificate of deposit which was held in escrow until January 2, 1997, at which time all principal and interest accrued up to three percent per annum on the certificate of deposit was used to retire the Partnership's remaining purchase money note obligation with respect to the property. All interest that accrued on the certificate of deposit in excess of three percent per annum was received by the Partnership. Accordingly, the accompanying financial statements include $531,100 of restricted cash equivalents as of December 31, 1996, which represents the remaining principal balance which became due on January 2, 1997, in accordance with the escrow agreement. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in an estimated net financial statement gain at closing of approximately $7.2 million, of which approximately $4.8 million resulted from the retirement of the purchase money note obligation with respect to the property. Upon finalization of the audit of the property's operations and an additional payment of approximately $18,000 received by the Partnership resulting from the final release of the property's reserves, the sale resulted in a net financial statement gain of approximately $7.3 million, of which approximately $4.8 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $10.1 million. The Managing General Partner of the Partnership and/or its affiliates did not receive any fees relating to the sale.

     On May 23, 1994, the local general partner of New Walnut Square Associates Limited Partnership (Walnut Square) filed a notice of intent to participate under LIHPRHA. On July 11, 1996, the local managing general partner's plan of action regarding the sale of Walnut Square under the LIHPRHA program was approved by HUD. On September 19, 1996, Walnut Square sold the property, a 284-unit apartment complex located in New Orleans, Louisiana, under the LIHPRHA program to Walnut Square Affordable Housing, Inc., a District of Columbia non-profit entity. The sale of the property generated net cash proceeds to the Partnership at closing of approximately $966,000. The proceeds were net of $2.2 million used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in an estimated net financial statement gain at closing of approximately $8.4 million, of which approximately $6.8 million resulted from the retirement of the purchase money note obligation with respect to this property. Upon finalization of the audit of the property's operations and an additional payment of approximately $162,000 received by the purchase money noteholders resulting from the final release of the property's reserves, the sale resulted in a net financial statement gain of approximately $8.6 million, of which approximately $6.7 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $11.4 million. The Managing General Partner of the Partnership and/or its affiliates did not receive any fees relating to the sale.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

     On March 15, 1993, the local general partner of River Run Company (River
Run) filed a notice of intent to participate under LIHPRHA. On February 27, 1996, the local managing general partner's plan of action regarding the sale of River Run under the LIHPRHA program was approved by HUD. On August 27, 1996, River Run sold the property, a 100-unit apartment complex located in Macomb, Illinois, under the LIHPRHA program to National Handicap Housing Institute, Inc., a non-profit entity. The sale of the property generated net cash proceeds to the Partnership of approximately $552,000. The proceeds were net of approximately $530,000 used to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of approximately $1.4 million, of which approximately $405,000 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax
gain was approximately $3.2 million.   The Managing General Partner of the
Partnership and/or its affiliates earned net fees of $26,606 for its services relating to the sale of River Run. As of October 24, 1997, $8,869 of these fees have not been paid.

     On May 22, 1992, Clearfield Hills I Limited Partnership (Clearfield Hills
I) filed a notice of intent to participate under the LIHPRHA program. The sale of the property was completed on February 6, 1996. The sale price of approximately $3.2 million generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property, which matured on October 30, 1994. The sale provided proceeds to the Partnership in excess of its investment in the Local Partnership, and resulted in a net financial statement gain in 1996 of approximately $1.8 million, of which approximately $50,000 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $2.4 million.

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

     The Managing General partner received $1,000 on January 5, 1996 for an option to purchase the Partnership's limited partner interest in New Second Lakewood Associates Limited Partnership (Second Lakewood) and an additional $1,000 on May 3, 1996, to extend the term of the option. Negotiations between the Managing General Partner and the option holder continued following the expiration of the option until November 1996, when they were terminated. In January 1997, the local managing general partner received an offer to purchase the property from a third party, and a purchase agreement was signed effective February 17, 1997. On July 2, 1997, Second Lakewood sold the property, a 219-unit apartment complex located in Schaumberg, Illinois. The sale of the property generated cash proceeds to the Partnership of approximately $1.7 million at closing. On July 9, 1997, the Partnership received $91,066 representing the Partnership's allocable portion of the release of funds held in

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

security deposit and insurance accounts related to Second Lakewood. Additionally, on July 11, 1997 the Partnership received $154,536 representing the Partnership's allocable portion of the release of the property's real estate tax escrows. On August 15, 1997 and September 10, 1997, the Partnership received additional funds totaling $1,558 related to the Partnership's allocable portion of the closing out of the property's remaining accounts. In September and October, 1997, the Partnership paid $29,177 and $7,831, respectively, related to outstanding expense invoices of the Local Partnership. The proceeds received at and subsequent to closing were in excess of the Partnership's investment in the Local Partnership and resulted in an estimated net financial statement gain of approximately $1.9 million. The federal tax gain is estimated to be approximately $11 million.

     On October 31, 1996, the Partnership distributed $1,999,119 (or $27.20 per Additional Limited Partner unit) to the Additional Limited Partners from the proceeds of the sales of Clearfield Hills I, Village North, River Run, Forest Park and Walnut Square. The Managing General Partner plans to distribute approximately $1.47 million (or approximately $20 per Additional Limited Partner
Unit) to the Additional Limited Partners from the proceeds of the sale of Second Lakewood by November 30, 1997 to unit holders of record as of September 30, 1997. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships.

     Valley Vista Apartments (Valley Vista), a 124 unit high rise apartment building located in Syracuse, New York, filed a Notice of Intent to participate in the LIHPRHA program with the U.S. Department of Housing and Urban Development
(HUD) in November 1992. After a series of delays, Valley Vista was accepted into the LIHPRHA program on September 2, 1993. Due to unforseen delays in determining a final property valuation, Valley Vista was removed from the Preservation Funding Queue (a mechanism for allocating available LIHPRHA funds). In June 1997, Congress approved the 1997 Emergency Supplemental Appropriations Act for Recovery from National Disasters, and for Overseas Peacekeeping Efforts, including those in Bosnia. This Act included $3.5 million to process the refinancing of Valley Vista's mortgage loan under the Capital Grant's program. On August 22, 1997, Valley Vista closed on the refinancing of its mortgage loan. Proceeds of approximately $2.1 million generated from the refinancing were used to retire, at a discount, the remaining purchase money note obligation of the Partnership with respect to such property, resulting in a gain on extinguishment of approximately $420,000. The proceeds from the refinancing used to retire the Partnership's purchase money note obligation were in excess of the Partnership's basis in Valley Vista and are included in share of income from partnerships. Subject to HUD and New York state agencies' approvals, the Partnership will assign its partnership interest in Valley Vista to the local managing general partner and withdraw from the Local Partnership. The Partnership anticipates receiving $910,000 at such time.

     The Partnership defaulted on its purchase money notes relating to Redden Development Company (Redden Gardens) on August 31, 1997 when the notes matured and were not paid. The defaulted amount included principal and accrued interest of $1,330,000 and $2,783,593, respectively. As of October 30, 1997, principal and accrued interest of $1,330,000 and $2,840,054, respectively were due. In accordance with the purchase money note agreement, the Partnership has sixty days to cure the default. The Managing General Partner proposed a five year extension on the purchase money notes. This offer was rejected by the purchase

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

money noteholders, and as of October 30, 1997, no agreement has been reached. The Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of October 24, 1997. There is no assurance that the property will be converted nor is there any assurance that an agreement will be reached with the purchase money noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Redden Gardens not produce sufficient value to satisfy the purchase money notes related to Redden Gardens, the Partnership's exposure to loss is limited, as the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of October 30, 1997, principal and accrued interest totaling $1,370,000 and $4,733,582, respectively, were due. In June 1994, an offer was made to extend the maturity date of this note to coincide with the potential refinancing of the first mortgage. There is no assurance that a refinancing of the first mortgage will be obtained. The Managing General Partner and the noteholder continue to negotiate settlement options, and as of October 30, 1997, negotiations between the Managing General Partner and the noteholder were ongoing. There is no assurance that an agreement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Holiday Village Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited, as the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The Managing General Partner is currently negotiating an extension on the purchase money notes related to Highland Village. The purchase money notes, which aggregate a principal amount of $1.1 million are due to mature on October 31, 1999. In connection with the proposed extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money noteholders are jointly exploring various options to refinance the Massachusetts Housing Finance Agency (MHFA) and HUD Section 236 interest rate subsidized mortgage loan related to this property. There is no assurance that the noteholders will agree to an extension on the purchase money notes, or that a refinancing of the mortgage loan will be obtained.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

     The Managing General Partner has entered into an agreement with the purchase money noteholders related to Jewish Federation Apartments Associates (Jewish Federation) to extend the maturity dates of the associated purchase money notes for an additional five years. The purchase money notes, which aggregate a principal amount of $1.3 million, are due to mature on October 31, 1999. The extension, however, is subject to the closing of the transfer of a portion of the land at the property, as discussed below. There is no assurance that an agreement will be reached with the purchase money noteholders.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1997, proceeds from the disposition of Second Lakewood and the Valley Vista refinancing, as well as the receipt of distributions from Local Partnerships were adequate to support operating cash requirements and the pay-off of the Forest Park and Valley Vista purchase money notes, as discussed above.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three months ended September 30, 1997 decreased from the corresponding period in 1996 primarily due to the gain on extinguishment of the Forest Park, Walnut Square and River Run purchase money notes during 1996 which exceeded the gain on extinguishment of the Valley Vista purchase money notes during 1997. Contributing to the decrease in the Partnership's net income was the gain on disposition of the aforementioned properties during 1996 which exceeded the gain on disposition of Second Lakewood during 1997. Partially offsetting the decrease in the Partnership's net income was an increase in share of income from partnerships primarily due to proceeds generated from Valley Vista which were in excess of the Partnership's investment in Valley Vista, as discussed above.

     The Partnership's net loss for the nine months ended September 30, 1997 increased from the corresponding period in 1996 primarily due to a decrease in the extraordinary gain on extinguishment of debt and a decrease in the gain on disposition of investments in partnerships due to the 1996 sales of the properties discussed above as well as Village North and Clearfield Hills I. Partially offsetting the increase in the Partnership's net loss was an increase in share of income from partnerships due to the Valley Vista refinancing proceeds as discussed above. Contributing to the increase in share of income from partnerships was decreased operating expenses at two properties and increased rental income at another property. Also partially offsetting the increase in the Partnership's net loss was a decrease in interest expense due to the pay-off of the purchase money notes related to the 1996 sales, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and nine months ended September 30, 1997 did not include losses of $243,476 and $953,084, respectively, compared to excluded losses of $314,653 and $996,068 for the three and nine months ended September 30, 1996, respectively.

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

     The report of the auditors on the financial statements of Garden Court Associates Limited Partnership (Garden Court) for the year ended December 31, 1996 indicated that substantial doubt exists about the ability of the Local Partnership to continue as a going concern due to negative cash flow resulting from decreasing occupancy levels. As of September 30, 1997, Garden Court reported a net operating loss of approximately $78,000 for 1997 and a 63% occupancy level. Garden Court has been withholding management fees payable to the local managing general partner in order to remain current on the mortgage related to the property. The local managing general partner met with the lender and HUD, the insurer of the mortgage, to discuss possible alternatives to address cash flow issues at the property. The Partnership's investment in Garden Court was previously reduced to zero as a result of losses from the Local Partnership during prior years. In addition, the Partnership did not issue any purchase money notes or debt instruments in connection with its investment in Garden Court. Therefore, the uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition. Furthermore, the complete loss of this investment would not have a material impact on the operations of the Partnership.

     The local managing general partner of Campbell Terrace Associates Limited Partnership (Campbell Terrace) has received an offer from a third party to purchase the property. The local managing general partner and the Managing General Partner are analyzing the offer and a purchase contract is being negotiated. There is no assurance that any sale will occur as a result of these negotiations.

     In 1989, Second Lakewood was experiencing rent losses due to units being taken off the market because of roof leakage. The Partnership advanced a total of $750,000 during 1990 to fund roof replacement in order to maintain the marketability and income of the property. As of September 30, 1997 and December 31, 1996, the outstanding loan to Second Lakewood totalled $0 and $80,740, respectively. Accrued interest on the loan was $0 and $2,738 as of September 30, 1997 and December 31, 1996, respectively.

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

     Some of the rental properties owned by the Local Partnerships have mortgages which are federally insured under Section 236 or Section 221(d)(3)of the National Housing Act, as amended. LIHPRHA, which provided property owners with restricted opportunities to sell low income housing, ended effective September 30, 1996. However, HUD received approximately $175 million to fund

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

sales of qualifying properties under the LIHPRHA program during the federal government's fiscal year 1997, which began October 1, 1996. In October 1997, the HUD appropriations bill does not include any funding for the LIHPRHA program. Therefore, this program is effectively terminated.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop strategies to sell or refinance certain properties pursuant to programs developed by these agencies or other potential buyers. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance a property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental housing assistance payments provided by HUD pursuant to Section 8 HAP contracts. Under Section 8 HAP contracts, HUD guaranteed rental properties a high monthly rental payment for each low and moderate income apartment unit maintained in the complex. Over the years, annual increases have pushed rents on many of the Section 8 HAP contracts above the market rate for comparable neighborhoods. In an effort to deal with the increasing burden of funding Section 8 HAP contracts, many of which are now expiring, in 1995 HUD released its Reinvention Blueprint, and in 1996 a revision to its Reinvention Blueprint, which contained proposals that have come to be known as "Mark-to-Market". Under the initiative, HUD would eliminate the
Section 8 project-based subsidy and provide the residents with "sticky vouchers" which would allow residents to move to other developments should they so choose. However, with the elimination of the Section 8 HAP subsidies, most rental properties will not be able to maintain sufficient income to pay debt service. Therefore, the Mark-to-Market initiative will allow for a part of the existing first mortgage to become a "soft" second mortgage which will accrue interest at a low 1% interest rate. The splitting of the existing first mortgage into a new first and second mortgage may generate ordinary taxable income. Unfortunately, there is no corresponding tax relief legislation at this time.

       In October 1997, both the House and the Senate passed the FY 1998 HUD spending bill which includes Mark-to-Market legislation and President Clinton is expected to sign the appropriations bill. Between now and October 1, 1998 all expiring Section 8 contracts with rents less than 120% of fair market rents (FMR's) will be renewed for one-year. Properties with rents in excess of 120% of FMR's will be subject to the terms of the current Mark-to-Market demonstration program. Effective October 1, 1998, all properties with expiring
Section 8 contracts will be subject to Mark-to-Market. The Section 8 HAP contracts for the following properties expire during the government's fiscal year 1998:

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

     Following subsequent litigation, none of which involved the Partnership, on June 12, 1996, Mr. Schwartzberg, CRI and others entered an agreement (which contemplates the execution of a subsequent definitive agreement) to resolve the disputes between CRI and CMS. The Partnership was not a signatory to the agreement. As part of the resolution, Mr. Schwartzberg withdrew any derogatory statements he made about CRI and its principals. Upon execution of the definitive agreement, Mr. Schwartzberg shall withdraw as a General Partner of this Partnership and his interest will become that of a Special Limited Partner. As of October 24, 1997, CRI and Mr. Schwartzberg were unable to agree on the language of various provisions of the definitive agreement and have agreed to submit the open issues to arbitration. The Partnership is not a party to the arbitration proceeding.


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money notes relating to Redden Development Company (Redden Gardens) on August 31, 1997 when the notes matured and were not paid. The defaulted amount included principal and accrued interest of $1,330,000 and $2,783,593, respectively. As of October 30, 1997, principal and accrued interest of $1,330,000 and $2,840,054, respectively were due. In accordance with the purchase money note agreement, the Partnership has sixty days to cure the default. The Managing General Partner proposed a five year extension on the purchase money notes. This offer was rejected by the purchase money noteholders, and as of October 30, 1997, no agreement has been reached.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

The Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of October 24, 1997. There is no assurance that the property will be converted nor is there any assurance that an agreement will be reached with the purchase money noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Redden Gardens not produce sufficient value to satisfy the purchase money notes related to Redden Gardens, the Partnership's exposure to loss is limited since the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of October 30, 1997, principal and accrued interest totaling $1,370,000 and $4,733,582, respectively, were due. In June 1994, an offer was made to extend the maturity date of this note to coincide with the potential refinancing of the first mortgage. There is no assurance that a refinancing of the first mortgage will be obtained. The Managing General Partner and the noteholder continue to negotiate settlement options, and as of October 30, 1997, negotiations between the Managing General Partner and the noteholder were ongoing. There is no assurance that an agreement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition because the related purchase money note is nonrecourse and secured solely by the Partnership's interest in the Local Partnership. Therefore, should the investment in Holiday Village Apartments not produce sufficient value to satisfy the related purchase money note, the Partnership's exposure to loss is limited, as the amount of the nonrecourse indebtedness exceeds the carrying amount of the investment in and advances to the Local Partnership. Thus, even a complete loss of this investment would not have a material impact on the operations of the Partnership.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     No reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1997.

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



                                   CAPITAL REALTY INVESTORS-IV
                                        LIMITED PARTNERSHIP
                                            (Registrant)

                              By:  C.R.I., Inc.
                                   Managing General Partner


October 30, 1997              By:  /s/ Michael J. Tuszka
---------------------------        ---------------------------------
Date                               Michael J. Tuszka
                                   Vice President/Chief Accounting
                                     Officer


                                   Signing on behalf of the
                                     Registrant and as Principal
                                     Financial and Principal
                                     Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically