Form 10-K
period 1997-12-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 1998-03-31
CIK 740371

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1997
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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                         1997 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                 Page
                                                                 ----
                                     PART I
                                     -------


Item 1.  Business . . . . . . . . . . . . . . . . . . . . .      I-1
Item 2.  Properties . . . . . . . . . . . . . . . . . . . .      I-8
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . .      I-8
Item 4.  Submission of Matters to a Vote
           of Security Holders  . . . . . . . . . . . . . .      I-8


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Partnership
           Interests and Related Partnership Matters  . . .      II-1
Item 6.  Selected Financial Data  . . . . . . . . . . . . .      II-2
Item 7.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . .      II-3
Item 8.  Financial Statements and Supplementary Data  . . .      II-9
Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure . . . . .      II-9


                                    PART III
                                    --------

Item 10. Directors and Executive Officers
           of the Registrant  . . . . . . . . . . . . . . .      III-1
Item 11. Executive Compensation . . . . . . . . . . . . . .      III-2
Item 12. Security Ownership of Certain Beneficial
           Owners and Management  . . . . . . . . . . . . .      III-2
Item 13. Certain Relationships and Related Transactions . .      III-3


                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K  . . . . . . . . . . . . . .      IV-1

Signatures  . . . . . . . . . . . . . . . . . . . . . . . .      IV-4

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . .      IV-33

                                     PART I
                                     ------

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partnership interest in limited partnerships (Local Partnerships). The Partnership originally made investments in forty-seven Local Partnerships. As of December 31, 1997, the Partnership held investments in thirty-six Local Partnerships. Each of these Local Partnerships owns and operates a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and/or subsidies, and remained as the local general partners in the Local Partnerships. The Partnership became the principal limited partner in forty-four (thirty-three as of December 31, 1997) of these Local Partnerships pursuant to negotiations with these developers who act as the local general partners. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a limited partner, the Partnership's legal liability for obligations of the Local Partnership is limited to its investment. In three Local Partnerships which are general partnerships, the Partnership has invested as a limited partner in intermediary

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

partnerships which, in turn, have invested as general partners in the Local Partnerships. An affiliate of the Managing General Partner of the Partnership is also generally a general partner of the thirty-three Local Partnerships and the three intermediary partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for developing, constructing, maintaining, operating and managing the project. Additionally, the local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

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

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment follows.

                  SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
               IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                HAS AN INVESTMENT(1)


                                                                                                   Units           Expiration
                           Mortgage                                                            Authorized for          of
 Name and Location        Payable at          Financed and/or Insured         Number of         Rental Asst.        Section 8
of Apartment Complex     12/31/97 (2)         and/or Subsidized Under        Rental Units       Under Sec. 8       HAP Contract
--------------------     ------------      -----------------------------     ------------      --------------      -------------
Asbury Tower             $  7,030,453      New Jersey Housing and                  350                139            01/01/02
 Asbury Park, NJ                            Mortgage Finance Agency
                                            (NJHMFA)/236

Campbell Terrace            9,587,437      Illinois Housing Development            249                248            05/31/15
 Chicago, IL                                Authority (IHDA)

Cannonsburg House           2,407,466      Pennsylvania Housing Finance            104                104            01/31/18
 Cannonsburg, PA                            Agency (PHFA)

Cedar Point                 2,382,138      IHDA/236                                160                  0               --
 Springfield, IL

Char House                  2,567,811      PHFA                                    104                104            06/30/19
 Charleroi, PA

Chippewa County             1,664,170      Wisconsin Housing and Economic          109                109            07/14/02
 Chippewa Falls, WI                         Development Authority (WHEDA)

Clearfield Hills II         1,487,135      Conventional Mortgage/FNMA               76                  0               --
 Clearfield, UT

Cottonwood Park             1,710,005      FNMA/236                                126                  6            06/30/98
 Shawnee Mission, KS

Crescent Gardens            1,703,475      GMAC/Section 221(d)(4) of the           100                100            01/09/01
 Wilson, NC                                 National Housing Act (NHA)

De Angelis Manor            1,247,757      Rhode Island Housing and                 96                 96            11/30/08
 West Warwick, RI                           Mortgage Finance Corporation
                                            (RIHMFC)

Fairway Park Apts.          7,824,236      IHDA                                    210                 42            06/30/04
 Naperville, IL

Garden Court                6,132,550      Section 221 (d)(4) of the NHA/          284                284            04/01/00
 Springfield, IL                            Section 8

Glenridge Gardens           2,227,442      FNMA/236                                120                 24            05/31/99
 Augusta, ME

Hale Ohana                  1,481,000      Farmers Home Administration              30                 29            12/12/16
 Koloa, Kauai, HI                           (FHA)/515

Harborview                  4,738,331      Section 221(d)(4) of the NHA            300                299            06/01/00
 St. Croix,
 U.S. Virgin Islands

                                                                   (continued)

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                          HAS AN INVESTMENT(1) - Continued


                                                                                                   Units           Expiration
                           Mortgage                                                            Authorized for          of
 Name and Location        Payable at          Financed and/or Insured         Number of         Rental Asst.        Section 8
of Apartment Complex     12/31/97 (2)         and/or Subsidized Under        Rental Units       Under Sec. 8       HAP Contract
--------------------     ------------      -----------------------------     ------------      --------------      -------------
Highland Village         $  1,483,775      Massachusetts Housing Finance           111                 53            06/05/12
 Ware, MA                                   Agency (MHFA)/236

Holiday Village               966,511      FHA/515                                  80                  6            06/01/98 (4)
 Park City, UT

Hometown Villages           1,733,660      WHEDA                                   178                178            06/01/05
 Various cities, WI

Jewish Federation           4,055,434      NJHMFA/236                              145                144            01/28/18
 Cherry Hill, NJ

Lakes of Northdale          9,610,000      Florida Housing Finance                 216                  0               --
 Tampa, FL                                  Authority

Liberty Tower               2,374,546      PHFA                                    104                104            12/09/10
 California, PA

Madison Square              3,983,193      Michigan State Housing Deve-            133                133            06/29/14
 Grand Rapids, MI                           lopment Authority

Mary Allen West Tower       2,660,000      City of Galesburg                       154                153            03/01/09
 Galesburg, IL

Matthew XXV                 1,254,421      RIHMFC                                   95                 95            06/19/03
 Warwick, RI

Northridge Park             5,284,524      California Housing Finance              104                  0               --
 Salinas, CA                                Agency (CHFA)

Pilgrim Tower East          5,568,148      CHFA                                    158                157            10/17/99
 Pasadena, CA

Pilgrim Tower North         4,401,077      FNMA/236                                258                205            10/31/98 (4)
 Pasadena, CA

Redden Gardens              2,180,996      FNMA/236                                150                 29            09/30/98 (4)
 Dover, NH

Riverview Manor             1,190,098      WHEDA                                    76                 76            08/15/17
 Fort Atkinson, WI

Scoville Center             2,984,121      WHEDA                                   151                151            08/31/18
 Beloit, WI

                                                                (continued)

                 SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
              IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                           HAS AN INVESTMENT(1) - Continued


                                                                                                   Units           Expiration
                           Mortgage                                                            Authorized for          of
 Name and Location        Payable at          Financed and/or Insured         Number of         Rental Asst.        Section 8
of Apartment Complex     12/31/97 (2)         and/or Subsidized Under        Rental Units       Under Sec. 8       HAP Contract
--------------------     ------------      -----------------------------     ------------      --------------      -------------
Thornwood House          $  3,582,302      IHDA/236                                183                 73            01/31/16
 University Park, IL

Tradewinds Terrace          1,592,753      FNMA/236                                122                 44            09/30/98 (4)
 Traverse City, MI

Valley View Apts.           2,563,845      IHDA/236                                179                  0               --
 Rockford, IL

Wellington Woods            2,016,387      FHA/515                                 109                 73            10/19/99
 Clarkson, NY

Westport Village            1,721,453      IHDA/236                                121                 12            01/01/98 (4)
 Freeport, IL

Wollaston Manor             3,678,681      MHFA/236                                164                 41            04/01/15
 Quincy, MA
--------------------     ------------                                         --------             ------
Totals 36                $119,077,331                                            5,409              3,311
                         ============                                         ========             ======



                  SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
               IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                         HAS AN INVESTMENT(1) - Continued

                                                                                    Average Effective Annual
                                      Units Occupied As                                  Rental Per Unit
                                  Percentage of Total Units                            for the Years Ended
                                      As of December 31,                                   December 31,
 Name and Location            ---------------------------------       -----------------------------------------------------
of Apartment Complex          1997   1996    1995   1994   1993         1997       1996       1995       1994        1993
--------------------          ----   ----    ----   ----   ----       --------   --------   --------   --------    --------
Asbury Tower                    86%    94%     94%    92%    94%      $  5,486   $  5,373   $  5,272   $  5,053    $  5,139
 Asbury Park, NJ

Campbell Terrace               100%   100%    100%   100%   100%        11,704     11,294     10,989     10,816      10,476
 Chicago, IL

Cannonsburg House               97%    99%     96%    97%    98%         8,583      8,631      8,600      8,357       8,147
 Cannonsburg, PA

Cedar Point                     82%    96%     97%    95%    99%         4,384      4,446      4,477      4,340       4,281
 Springfield, IL

Char House                     100%    99%    100%    99%    98%         8,380      8,287      8,181      8,073       7,821
 Charleroi, PA

Chippewa County                 94%    94%     92%    94%    95%         5,109      5,097      5,063      5,059       6,787
 Chippewa Falls, WI

Clearfield Hills II             86%    93%    100%    97%    99%         5,451      5,535      5,173      5,128       4,653
 Clearfield, UT

Cottonwood Park                100%    98%     99%    99%   100%         4,210      4,207      4,213      4,218       4,018
 Shawnee Mission, KS

Crescent Gardens               100%    99%    100%   100%    99%         4,980      4,980      4,980      4,873       4,759
 Wilson, NC

De Angelis Manor               100%   100%    100%   100%   100%         8,446      8,457      8,838      8,335       8,193
 West Warwick, RI

Fairway Park Apt.               83%    96%     94%    99%    98%         9,079      8,933      8,758      8,581       8,286
 Naperville, IL

Garden Court                    55%    70%     75%    75%    85%         3,748      4,133      4,284      4,476       5,101
 Springfield, IL

Glenridge Gardens               95%    91%     86%    93%    91%         4,352      4,040      4,324      4,229       4,503
 Augusta, ME

Hale Ohana                     100%    96%     93%    97%    67%         8,919      8,970      8,837      8,290       6,123
 Koloa, Kauai, HI

Harborview                     100%    98%     99%   100%    99%         8,391      8,329      8,411      7,791       7,269
 St. Croix,
 U.S. Virgin Islands

                                                                 (continued)

                  SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
              IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                           HAS AN INVESTMENT(1) - Continued

                                                                                    Average Effective Annual
                                      Units Occupied As                                  Rental Per Unit
                                  Percentage of Total Units                            for the Years Ended
                                      As of December 31,                                   December 31,
 Name and Location            ---------------------------------       -----------------------------------------------------
of Apartment Complex          1997   1996    1995   1994   1993         1997       1996       1995       1994        1993
--------------------          ----   ----    ----   ----   ----       --------   --------   --------   --------    --------
Highland Village                91%    95%     99%   100%    98%         5,522      5,442      5,313      5,245       5,127
 Ware, MA

Holiday Village                 98%    96%     99%    95%   100%         3,334      3,340      3,414      3,282       3,064
 Park City, UT

Hometown Villages               96%    97%     91%    95%    92%         5,852      5,677      5,601      5,608       6,891
 Various cities, WI

Jewish Federation              100%   100%    100%    97%    99%         9,472      9,475      8,929      8,813       8,606
 Cherry Hill, NJ

Lakes of Northdale              94%    92%     89%    95%    94%      $  7,075   $  6,949   $  7,486   $  7,151    $  6,758
 Tampa, FL

Liberty Tower                  100%    99%     99%    96%    97%         8,252      8,324      8,270      8,077       7,871
 California, PA

Madison Square                  95%    98%     98%    97%    98%         7,256      7,397      7,170      7,115       7,105
 Grand Rapids, MI

Mary Allen West Tower          100%    99%    100%   100%   100%         6,156      6,165      6,170      6,142       6,092
 Galesburg, IL

Matthew XXV                     97%   100%    100%   100%   100%         8,913      8,775      8,724      8,874       8,512
 Warwick, RI

Northridge Park                 94%    90%     91%    94%    89%         8,553      8,038      7,576      7,244       7,602
 Salinas, CA

Pilgrim Tower East             100%    99%    100%   100%   100%         8,744      8,734      8,717      8,661       8,413
 Pasadena, CA

Pilgrim Tower North             99%    98%    100%   100%   100%         4,601      4,625      4,663      4,321       3,965
 Pasadena, CA

Redden Gardens                 100%   100%     97%   100%    99%         4,689      4,694      4,717      4,560       4,434
 Dover, NH

Riverview Manor                 97%   100%     97%   100%   100%         5,588      5,668      5,639      5,599       5,522
 Fort Atkinson, WI

Scoville Center                 95%    98%     95%    99%    98%         5,333      5,303      5,220      5,131       7,794
 Beloit, WI

                                                               (continued)

                  SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                           HAS AN INVESTMENT(1) - Continued

                                                                                    Average Effective Annual
                                      Units Occupied As                                  Rental Per Unit
                                  Percentage of Total Units                            for the Years Ended
                                      As of December 31,                                   December 31,
 Name and Location            ---------------------------------       -----------------------------------------------------
of Apartment Complex          1997   1996    1995   1994   1993         1997       1996       1995       1994        1993
--------------------          ----   ----    ----   ----   ----       --------   --------   --------   --------    --------
Thornwood House                 99%   100%    100%   100%   100%         4,905      4,832      4,665      4,496       4,324
 University Park, IL

Tradewinds Terrace              96%    96%     95%    99%    97%         5,167      4,198      4,096      4,095       4,076
 Traverse City, MI

Valley View Apts.               99%    98%    100%   100%    98%         4,389      4,265      4,071      3,877       3,667
 Rockford, IL

Wellington Woods               100%   100%     97%   100%   100%         2,986      2,895      2,854      2,645       2,600
 Clarkson, NY

Westport Village                96%    98%     98%    97%    97%         4,905      4,783      4,595      4,406       4,110
 Freeport, IL

Wollaston Manor                 99%   100%     99%   100%   100%         5,818      5,819      5,791      5,634       5,191
 Quincy, MA
                              ----   ----    ----   ----   ----       --------   --------   --------   --------    --------
Totals(3) 36                    95%    97%     96%    97%    97%      $  6,354   $  6,281   $  6,224   $  6,072    $  6,036
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

(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 1997.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) The Section 8 contract expiration date reflects a one year extension from the original expiration date, in accordance with Federal legislation.

     For additional information regarding the real estate of Local Partnerships in which the Partnership has invested, see Part IV, Schedule III - "Real Estate and Accumulated Depreciation of Local Partnerships in which Capital Realty Investors-IV Limited Partnership has Invested."

     On July 2, 1997, New Second Lakewood Associates Limited Partnership sold Second Lakewood. See the notes to the consolidated financial statements for additional information pertaining to the sale.

     Effective December 1, 1997, the Partnership assigned its partnership interest in Valley Vista to the local managing general partner and withdrew from

                                     PART I
                                     -------

ITEM 1.   BUSINESS - Continued
          --------

the Local Partnership. See the notes to the consolidated financial statements for more information pertaining to the transfer of partnership interest.

     There were no contemplated sales of investments in partnerships as of March 20, 1998.


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

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     (a) It is not anticipated that there will be any formal market for resale of interests in the Partnership. As a result, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

     (b) As of March 20, 1998, there were approximately 7,000 registered holders of limited partnership interests in the Partnership.

     (c) On November 18, 1997, the Partnership distributed $1,469,300 ($20.00 per Additional Limited Partnership unit) to the Additional Limited Partners. The distribution was a result of the sale of the property relating to the Partnership's investment in Second Lakewood. On October 31, 1996, the Partnership distributed $1,999,119 ($27.20 per Additional Limited Partnership unit) to the Additional Limited Partners. The distribution was a result of the sale of the properties relating to the Partnership's investments in Clearfield Hills I, Village North, River Run, Forest Park and Walnut Square. On April 28, 1995, the Partnership distributed $745,290 ($10.14 per Additional Limited Partnership unit) to the Additional Limited Partners. The distribution was a result of the sale of the property relating to the Partnership's investment in Southgate Apartments. The Partnership received distributions of $3,204,192, $872,629 and $845,622 from Local Partnerships during 1997, 1996 and 1995, respectively. Some of the Local Partnerships operate under restrictions imposed by the government agencies that limit the cash return available to the Partnership.

                                     PART II
                                     -------

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                                                                         For the years ended December 31,
                                                 --------------------------------------------------------------------------
                                                     1997           1996            1993           1994            1993
                                                 ------------   ------------    ------------   ------------    ------------
Share of income (loss) from partnerships         $  3,733,232   $    122,378    $    245,013   $ (1,399,207)   $    (12,883)
Interest and other income                             556,329        546,446         433,511        359,536         227,959
Expenses                                          (16,062,827)   (15,974,088)    (15,169,222)   (13,949,301)    (12,836,439)
Gain on disposition of investments in
  partnerships                                      2,749,556      8,245,471       2,840,833             --       2,693,169
Extraordinary gain from extinguishment
  of debt                                             410,117     13,405,200         214,343             --              --
                                                 ------------   ------------    ------------   ------------    ------------

Net (loss) income                                $ (8,613,593)  $  6,345,407    $(11,435,522)  $(14,988,972)   $ (9,928,194)
                                                 ============   ============    ============   ============    ============
Net (loss) income allocated to Additional
  Limited Partners (97%)                         $ (8,355,185)  $  6,155,045    $(11,092,457)  $(14,539,303)   $ (9,630,348)
                                                 ============   ============    ============   ============    ============
Net (loss) income per unit of Additional
  Limited Partnership Interest based on
  73,500 units outstanding                       $    (113.68)  $      83.74    $    (150.92)  $    (197.81)   $    (131.03)
                                                 ============   ============    ============   ============    ============
Cash distribution per unit of
  Additional Limited Partnership
  Interest based on 73,500 units
  outstanding                                    $      20.00   $      27.20    $      10.14   $         --    $      21.37
                                                 ============   ============    ============   ============    ============

Total assets                                     $ 43,517,097   $ 41,548,239    $ 43,620,768   $ 45,061,364    $ 47,178,378
                                                 ============   ============    ============   ============    ============
Total remaining amounts due on investments,
  including accrued interest on purchase
  money notes                                    $128,482,419   $122,219,645    $135,227,496   $129,630,374    $119,523,104
                                                 ============   ============    ============   ============    ============


                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

                                     General
                                     -------

     The Partnership has invested, through Local Partnerships, principally in federal or state government-assisted apartment properties (the "properties") intended to provide housing to low and moderate income tenants. In conjunction with such government assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

     The original investment objectives of the Partnership primarily were to deliver tax benefits, as well as cash proceeds upon disposition of the properties, through the Partnership's investment in local limited partnerships. Only limited annual cash distributions from property operations were projected because of the regulatory restrictions on cash distributions from the properties.

     The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986, which virtually eliminated many of the incentives for the new construction or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, the Managing General Partner continues to concentrate on transferring the source of investment yield from tax benefits to cash flow wherever possible and potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

     The acquisition of interests in certain Local Partnerships resulted in purchase money note obligations of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically mature fifteen years from the dates of acquisition of the interests in particular Local Partnerships.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based rental Housing Assistance Payments (HAP) provided by HUD pursuant to Section 8 HAP contracts. Under Section 8 HAP contracts, HUD guaranteed rental properties a high monthly rental payment for each low and moderate income apartment unit maintained in the complex. Over the years, annual increases have pushed rents on many of the Section 8 HAP contracts above the market rate for comparable non-subsidized properties. In an effort to deal with the increasing burden of funding Section 8 HAP contracts, many of which are now expiring, President Clinton signed into law, effective October 1, 1997, the Fiscal Year 1998 HUD appropriations bill which includes Mark-to-Market legislation. The new legislation allows all Section 8 contracts with rents at (or reduced to) less than 120% of fair market rents which expire between now and September 1998 to be renewed for one year. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by FHA will be subject to the Mark-to-Market legislation.

     Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses.
Each affected property will undergo debt restructuring according to terms determined by an individual property and operations evaluation. This will involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage will be converted to a non-performing but accruing (soft) second mortgage.

     Under current law, the write down of an FHA-insured mortgage under Mark-to-Market would trigger cancellation of debt income to the additional limited partners, a taxable event, even though no actual cash is received.
Additionally, the newly created second mortgage may accrue interest at a lower-than-market rate, thereby generating a taxable "income." Proposals to counter these tax effects have been presented; however, no form of relief has been approved under IRS regulations at this time. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring or potential tax liabilities to the additional limited partners at this time.

     In addition to the above, current HUD legislation no longer funds the Low Income Housing Preservation and Home Ownership Act (LIHPRHA) which had provided property owners with restricted opportunities to sell low income housing. With the discontinuation of the LIHPRHA program and the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, the Managing General Partner remains committed to improving operations, increasing efficiency, maintaining and increasing occupancy, working with state housing agencies where appropriate, and effectively increasing salability of the properties wherever possible.

     The Managing General Partner is considering new strategies to deal with the ever changing environment of affordable housing policy. Section 236 and Section 221(d)(3) properties that are in the 18th year of their mortgage may be eligible

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

for pre-payment of the mortgage. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently, there are a few lenders that will provide financing either to prepay the existing mortgage or provide additional funds to allow the property to convert to market-rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense for all parties involved.

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1997, the Partnership had approximately 7,000 investors who subscribed to a total of 73,500 units of limited partnership interests in the original amount of $73,500,000. The Partnership originally made investments in forty-seven Local Partnerships, of which thirty-six remain as of December 31, 1997. The Partnership's liquidity, with unrestricted cash resources of $10,197,871 as of December 31, 1997, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of December 31, 1997, $50,400 of cash was restricted for future interest payments on one of the purchase money notes. The Partnership determined that the carrying amounts of its cash and cash equivalents and restricted cash approximate fair value. As of March 20, 1998, there were no material commitments for capital expenditures.

     During 1997, 1996 and 1995 the Partnership received cash distributions of $3,204,192, $872,629 and $845,622, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $42,047,504 (exclusive of unamortized discount on purchase money notes of $11,203,592) plus accrued interest of $86,434,915 as of December 31, 1997, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 and $1,330,000 matured on July 27, 1994 and August 31, 1997, respectively, but have not been paid or extended. Purchase money notes originally due to mature on September 1, 1999, were retired at a discount on January 2, 1997, in connection with the terms of an escrow agreement. Purchase money notes originally due to mature December 15, 1999 were paid off at a discount during 1997 in connection with the refinancing of the respective local partnership's mortgage loan. The remaining purchase money notes mature from 1999 to 2025. See the notes to the consolidated financial statements for additional information pertaining to these purchase money notes.

     The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the Partnership.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. See the notes to the consolidated financial statements for alternatives relating to specific properties.

     The Partnership has determined that it is not practicable to estimate the fair value of the purchase money notes, either individually or in the aggregate, due to: (1) the lack of an active market for this type of financial instrument,
(2) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (3) the excessive costs associated with an independent appraisal of the purchase money notes.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1997, 1996 and 1995, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

1997 versus 1996
----------------

     The Partnership incurred a net loss in 1997 as opposed to net income in 1996 primarily due to a decrease in the extraordinary gain on extinguishment of debt and a decrease in the gain on disposition of investments in partnerships due to the 1996 sales of Clearfield Hills I, Village North, River Run, Walnut Square and Forest Park. Partially offsetting the increase in the Partnership's net loss was an increase in share of income from partnerships primarily due to the receipt of proceeds related to the Valley Vista mortgage refinancing. See the notes to the consolidated financial statements for additional information pertaining to the sales and mortgage refinancing mentioned above.

1996 versus 1995
----------------

     The Partnership's net income increased in 1996 from 1995 primarily due to the extraordinary gain from extinguishment of debt and the gain on disposition of investments related to the sale of Clearfield Hills I, Village North, River

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Run, Walnut Square and Forest Park during 1996. Contributing to the increase in the Partnership's net income was an increase in interest income due to larger cash and cash equivalent balances during 1996 and a decrease in general and administrative expenses due to decreased payroll costs. Partially offsetting the increase in the Partnership's net income was an increase in interest expense due to the amortization of imputed interest, and a decrease in share of income from partnerships due to a decrease in repayment of an advance received by the Partnership from the New Second Lakewood Associates Limited Partnership (Second Lakewood). Repayment of advances received by the Partnership from Second Lakewood were recorded as income during 1996 and 1995 as the Partnership's investment in the Local Partnership had been reduced to zero due to recurring operating losses. See the notes to the consolidated financial statements for additional information pertaining to these loan repayments and the 1996 sales mentioned above.

     The purchase money notes originated from 1984 through 1985. When they were issued, the market interest rate was approximately 15%, while the stated interest rates ranged from 8.17 to 15%. The notes were discounted as required by Generally Accepted Accounting Principles, and a simple/compound method was used at the stated interest rate for tax purposes and the compound method at the market interest rate was used for book purposes. As the book interest is being compounded, the interest expense for book purposes will eventually surpass the interest expense for tax purposes, thereby reducing the discount and increasing the interest expense. In fiscal year 1997, all properties with purchase money notes had book interest which exceeded the tax interest. This increase in interest expense and the resulting reduction in the discount are expected to continue in future years.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from Local Partnerships for the years ended December 31, 1997, 1996 and 1995 did not include losses of $1,348,436, $1,101,875 and $1,262,820, respectively. The Partnership's net loss recognized from the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnership are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $2,003,385, $35,513 and $28,777 received from four Local Partnerships during 1997, 1996 and 1995, respectively, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

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

     The following table reflects the combined rental revenues of the Partnership's remaining 36 properties for the five years ended December 31,

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

1997. Combined rental revenue amounts for years prior to 1997 have been adjusted to reflect property sales and interests transferred during 1997, as discussed in the notes to the consolidated financial statements.

                                     PART II
                                     -------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                            For the years ended December 31,
                         ----------------------------------------------------------------------------------------------
                            1997                 1996                 1995                 1994                 1993
                         -----------          -----------          -----------          -----------          -----------
Combined Rental
  Revenue                $34,407,634          $34,024,635          $33,784,722          $32,887,722          $32,948,694

Annual Percentage
  Increase                              1.1%                 .7%                 2.7%                 (.2%)


                            Year 2000 Computer Issue
                            ------------------------

     The Year 2000 ("Y2K") Computer Issue refers to the inability of many computer systems in use today to recognize "00" in the date field as the year 2000 and to recognize the year 2000 as a leap year. The Y2K problem arose because, for many years, computer software programs, including programs embedded in hardware, utilized only the last two digits to specify the year with the assumption that the first two digits were "19." As a result, such programs may not be able to recognize and process dates beyond 1999; rather they may recognize and process "00," "01," "02,", etc. incorrectly as 1900, 1901, 1902, instead of as 2000, 2001, 2002. In the opinion of computer experts, this could cause such programs to create erroneous results, malfunction, or fail completely unless corrective measures are taken.

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. The Managing General Partner is studying what actions will be necessary to make its computer systems Year 2000 compliant; certain upgrades are already scheduled. The expense associated with these actions cannot presently be determined, but the Managing General Partner does not expect it to be material.


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

     (a), (b), (c) and (e)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 61, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 51, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Ronald W. Thompson, 51, is Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.









                                      III-1

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Susan R. Campbell, 39, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 42, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c), (d), (e), (f), (g), (i), (j), (k) and (l)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is incorporated herein by reference to Notes 3 and 4 of the notes to the consolidated financial statements contained in Part IV, Item 14.

     (h)  Termination of employment and change in control arrangements.

          None.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
            MANAGEMENT
            ----------

     (a)  Security ownership of certain beneficial owners.

          No person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding partnership units at December 31, 1997.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all units beneficially owned, as of December 31, 1997, by each director

                                      III-2

                                    PART III
                                    --------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
            MANAGEMENT - Continued
            ----------

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














                                      III-3

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          ------------------------------------------------------
               FORM 8-K
               --------

     (a) 1.    Financial Statements                                 Page
               --------------------                                 ----

               Report of Independent Certified Public
                 Accountants - Capital Realty Investors-IV
                 Limited Partnership                                IV-5

               Reports of Independent Certified Public
                 Accountants - Local Partnerships in which
                 Capital Realty Investors-IV Limited
                 Partnership has invested                           IV-6

               Consolidated Balance Sheets as of December 31,
                 1997 and 1996                                      IV-7

               Consolidated Statements of Operations for the
                 years ended December 31, 1997, 1996 and 1995       IV-8

               Consolidated Statements of Changes in Partners'
                 Deficit for the years ended
                 December 31, 1997, 1996 and 1995                   IV-9

               Consolidated Statements of Cash Flows for
                 the years ended December 31, 1997, 1996 and
                 1995                                               IV-10

               Notes to Consolidated Financial Statements           IV-11

     (a) 2.    Financial Statement Schedules
               -----------------------------

               Included in Part IV of this report are the following schedules for the year ended December 31, 1997, which are applicable to the Local Partnerships in which Capital Realty Investors-IV Limited Partnership has invested:

               Report of Independent Certified Public
                 Accountants on Financial Statement Schedule        IV-29

               Schedule III - Real Estate and Accumulated
                 Depreciation                                       IV-30

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

               Exhibit No. 10 - Material Contracts

               a. Management Services Agreement between CRI and Capital Realty Investors-IV Limited Partnership. (Incorporated by reference from Exhibit No. 10(b) to Registrant's Registration Statement on Form S-11, as amended, dated June 7, 1984.)

               Exhibit No. 27 - Financial Data Schedule

               Exhibit No. 99 - Other Exhibits

               a. Prospectus of the Partnership, dated June 12, 1985 (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated June 7, 1984.)

     (b)       Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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

               See Item (a)2., above.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                         by: C.R.I., Inc.
                             Managing General Partner



March 31, 1998               by: /s/ William B. Dockser
-----------------                ---------------------------------
DATE                             William B. Dockser, Director,
                                   Chairman of the Board,
                                   and Treasurer
                                   (Principal Executive Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



March 31, 1998               by: /s/ H. William Willoughby
-----------------                ---------------------------------
DATE                             H. William Willoughby,
                                   Director, President
                                   and Secretary





March 31, 1998               by: /s/ Michael J. Tuszka
-----------------                ---------------------------------
DATE                             Michael J. Tuszka
                                   Vice President
                                   and Chief Accounting Officer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Partners
Capital Realty Investors-IV Limited Partnership

     We have audited the consolidated balance sheets of Capital Realty Investors-IV Limited Partnership (a Maryland limited partnership) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income or loss from these Local Partnerships constitutes $1,342,157 of income, $262,827 of losses and $666,622 of losses in 1997, 1996 and 1995, respectively, included in the Partnership's net income or loss. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-IV Limited Partnership as of December 31, 1997 and 1996, and the consolidated results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

                                                              Grant Thornton LLP


Vienna, VA
March 20, 1998

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                                  HAS INVESTED*



* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-IV Limited Partnership has invested were filed in paper format under Form SE on March 26, 1998, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted January 22, 1998.

                  CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                   December 31,
                                                                                          -------------------------------
                                                                                               1997              1996
                                                                                          -------------     -------------
Investments in and advances to partnerships                                               $  30,902,384     $  30,456,822
Cash and cash equivalents                                                                    10,197,871         8,871,297
Restricted cash                                                                                  50,400           585,810
Acquisition fees, principally paid to related parties, net
  of accumulated amortization of $368,785 and $358,374,
  respectively                                                                                  751,413           819,825
Property purchase costs, net of accumulated amortization
  of $339,819 and $346,512, respectively                                                        677,643           777,328
Other assets                                                                                    937,386            37,157
                                                                                          -------------     -------------

      Total assets                                                                        $  43,517,097     $  41,548,239
                                                                                          =============     =============



                     LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                        $  30,843,912     $  26,931,672
Accrued interest payable                                                                     86,434,915        78,413,302
Accounts payable and accrued expenses                                                           216,960            99,062
Consulting fees payable to related parties                                                        8,869             8,869
                                                                                          -------------     -------------
      Total liabilities                                                                     117,504,656       105,452,905
                                                                                          -------------     -------------
Commitments and contingencies

Partners' capital (deficit):
  Capital paid in:
    General Partners                                                                              2,000             2,000
    Limited Partners                                                                         73,501,500        73,501,500
                                                                                          -------------     -------------
                                                                                             73,503,500        73,503,500
  Less:
    Accumulated distributions to partners                                                    (6,921,002)       (5,451,702)
    Offering costs                                                                           (7,562,894)       (7,562,894)
    Accumulated losses                                                                     (133,007,163)     (124,393,570)
                                                                                          -------------     -------------
      Total partners' deficit                                                               (73,987,559)      (63,904,666)
                                                                                          -------------     -------------

      Total liabilities and partners' deficit                                             $  43,517,097     $  41,548,239
                                                                                          =============     =============



                  The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  For the years ended December 31,
                                                                        --------------------------------------------------
                                                                            1997               1996               1995
                                                                        ------------       ------------       ------------
Share of income from partnerships                                       $  3,733,232       $    122,378       $    245,013
                                                                        ------------       ------------       ------------
Other revenue and expenses:
  Revenue
    Interest and other income                                                556,329            546,446            433,511
                                                                        ------------       ------------       ------------
  Expenses
    Interest                                                              15,361,971         15,278,276         14,418,899
    Management fee                                                           375,000            375,000            375,000
    General and administrative                                               166,558            163,763            207,778
    Professional fees                                                        102,382             95,386            101,361
    Amortization                                                              56,916             61,663             66,184
                                                                        ------------       ------------       ------------
                                                                          16,062,827         15,974,088         15,169,222
                                                                        ------------       ------------       ------------
      Total other revenue and expenses                                   (15,506,498)       (15,427,642)       (14,735,711)
                                                                        ------------       ------------       ------------
Loss before gain on disposition
  of investments in partnerships                                         (11,773,266)       (15,305,264)       (14,490,698)
                                                                        ------------       ------------       ------------
Gain on disposition of investments in
  partnerships                                                             2,749,556          8,245,471          2,840,833
                                                                        ------------       ------------       ------------

Loss before extraordinary gain from
  extinguishment of debt                                                  (9,023,710)        (7,059,793)       (11,649,865)

Extraordinary gain from extinguishment of
  debt                                                                       410,117         13,405,200            214,343
                                                                        ------------       ------------       ------------

Net (loss) income                                                       $ (8,613,593)      $  6,345,407       $(11,435,522)
                                                                        ============       ============       ============

Net (loss) income allocated to General Partners (1.51%)                 $   (130,065)      $     95,816       $   (172,676)
                                                                        ============       ============       ============

Net (loss) income allocated to Initial and Special Limited
  Partners (1.49%)                                                      $   (128,343)      $     94,546       $   (170,389)
                                                                        ============       ============       ============

Net (loss) income allocated to Additional Limited
  Partners (97%)                                                        $ (8,355,185)      $  6,155,045       $(11,092,457)
                                                                        ============       ============       ============

Net (loss) income per unit of Additional Limited Partnership
  Interest based on 73,500 units outstanding                            $    (113.68)      $      83.74       $    (150.92)
                                                                        ============       ============       ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT



                                                    Initial and
                                                      Special       Additional
                                     General          Limited         Limited
                                     Partners         Partners        Partners           Total
                                    -----------     -----------     ------------     ------------
Partners' deficit,
  January 1, 1995                   $(1,816,645)    $(1,793,056)    $(52,460,441)    $(56,070,142)

Distribution of $10.14
  per Additional Limited
  Partnership Interest                       --              --         (745,290)        (745,290)

  Net loss                             (172,676)       (170,389)     (11,092,457)     (11,435,522)
                                    -----------     -----------     ------------     ------------
Partners' deficit,
  December 31, 1995                  (1,989,321)     (1,963,445)     (64,298,188)     (68,250,954)

Distribution of $27.20
  per Additional Limited
  Partnership Interest                       --              --       (1,999,119)      (1,999,119)

  Net income                             95,816          94,546        6,155,045        6,345,407
                                    -----------     -----------     ------------     ------------
Partners' deficit,
  December 31, 1996                  (1,893,505)     (1,868,899)     (60,142,262)     (63,904,666)

Distribution of $20.00
  per Additional Limited
  Partnership Interest                       --              --       (1,469,300)      (1,469,300)

  Net loss                             (130,065)       (128,343)      (8,355,185)      (8,613,593)
                                    -----------     -----------     ------------     ------------
Partners' deficit
  December 31, 1997                 $(2,023,570)    $(1,997,242)    $(69,966,747)    $(73,987,559)
                                    ===========     ===========     ============     ============
















                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the years ended December 31,
                                                                              -----------------------------------------------
                                                                                  1997              1996            1995
                                                                              ------------      ------------    ------------
Cash flows from operating activities:
  Net (loss) income                                                           $ (8,613,593)     $  6,345,407    $(11,435,522)
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of income from partnerships                                           (3,733,232)         (122,378)       (245,013)
    Gain on disposition of investments in partnerships                          (2,749,556)       (8,245,471)     (2,840,833)
    Extraordinary gain from extinguishment of debt                                (410,117)      (13,405,200)       (214,343)
    Payment of purchase money note interest                                       (365,614)         (304,873)       (342,518)
    Amortization of discount on purchase money notes                             5,137,417         4,298,552       3,255,277
    Amortization of deferred costs                                                  56,916            61,663          66,184

    Changes in assets and liabilities:
      Increase in other assets                                                    (900,229)          (22,925)         (4,227)
      Decrease (increase) in accrued interest receivable
        on advances to partnerships                                                  2,738            (2,121)         67,192
      Increase in accrued interest payable                                      10,223,652        10,979,724      11,163,622
      Increase (decrease) in accounts payable                                      117,898            (8,758)         24,306
                                                                              ------------      ------------    ------------
        Net cash used in operating activities                                   (1,233,720)         (426,380)       (505,875)
                                                                              ------------      ------------    ------------

Cash flows from investing activities:
  Net proceeds from disposition of investments in partnerships                   2,860,737        11,998,519       4,712,726
  Receipt of distributions from partnerships                                     3,204,192           872,629         845,622
  Repayment of advances to partnerships                                             80,740           143,803         216,958
  Investment released (held) in escrow                                             535,410          (541,010)         69,400
                                                                              ------------      ------------    ------------
        Net cash provided by investing activities                                6,681,079        12,473,941       5,844,706
                                                                              ------------      ------------    ------------

Cash flows from financing activities:
  Pay-off of purchase money notes and related interest                          (2,608,746)       (7,969,398)     (3,217,005)
  Payment of purchase money note principal                                         (42,739)           (8,865)        (10,973)
  Distributions to Additional Limited Partners                                  (1,469,300)       (1,999,119)       (745,290)
                                                                              ------------      ------------    ------------
        Net cash used in financing activities                                   (4,120,785)       (9,977,382)     (3,973,268)
                                                                              ------------      ------------    ------------

Net increase in cash and cash equivalents                                        1,326,574         2,070,179       1,365,563

Cash and cash equivalents, beginning of year                                     8,871,297         6,801,118       5,435,555
                                                                              ------------      ------------    ------------
Cash and cash equivalents, end of year                                        $ 10,197,871      $  8,871,297    $  6,801,118
                                                                              ============      ============    ============
Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                                      $  1,258,260      $  1,479,424    $    792,523
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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-IV Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983 and shall continue until December 31, 2038 unless sooner dissolved in accordance with the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding a limited partnership interest in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted or conventionally financed apartment properties located throughout the United States, which provide housing principally to the elderly and to individuals and families of low or moderate income.

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. The Initial Limited Partner is Rockville Pike Associates Limited Partnership-IV, a limited partnership which includes certain officers and former employees of CRI or its affiliates. The Special Limited Partner is Two Broadway Associates-III, a limited partnership comprised of an affiliate and employees of Merrill Lynch, Pierce, Fenner and Smith, Incorporated.

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

     c.   Principles of consolidation
          ---------------------------

          These financial statements include the accounts of three intermediary limited partnerships which have invested in three Local Partnerships which own and operate government assisted or conventionally financed apartment properties. All activity between the three intermediary limited partnerships and the Partnership has been eliminated in consolidation.

     d.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1997 and 1996, the Partnership's share of cumulative losses of ten and eleven, respectively, of the Local Partnerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $13,044,976 and $15,165,646, respectively. Since the

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - Continued

     Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements. As of December 31, 1997 and 1996, cumulative cash distributions of $2,253,946 and $250,561, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

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

     f.   Restricted cash
          ---------------

          Restricted cash consists of future interest payments on one of the purchase money notes. The Partnership has determined that the carrying amount of its restricted cash approximates fair value.

     g.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of limited partnership interests. Such costs were recorded as a reduction of partners' capital when incurred.

     h.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision (credit) has been made for income taxes in these consolidated financial statements.

     i.   Use of estimates
          ----------------

          In preparing financial statements in conformity with generally accepted accounting principles, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - Continued

     j.   Fair value of financial instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 1997, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

          The balance sheet carrying amounts for cash and cash equivalents approximate estimated fair values of such assets.

          The Partnership has determined that it is not practicable to estimate the fair value of the purchase money notes, either individually or in the aggregate, due to: (1) the lack of an active market for this type of financial instrument, (2) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (3) the excessive costs associated with an independent appraisal of the purchase money notes.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of December 31, 1997 and 1996, the Partnership held limited partnership interests in thirty-six and thirty-eight Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly and to individuals and families of low or moderate income. The remaining principal amounts due on investments in the Local Partnerships follow.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                                                   December 31,
                                          ---------------------------
                                              1997           1996
                                          ------------   ------------
          Purchase money notes due in:
            1994                          $  1,370,000   $  1,370,000
            1997                             1,330,000      1,861,100 (1)
            1999                            36,682,504     37,910,243
            2000                             2,165,000      2,165,000
            Thereafter                         500,000        500,000
                                          ------------   ------------
               Subtotal                     42,047,504     43,806,343

          Less: unamortized discount       (11,203,592)   (16,874,671)
                                          ------------   ------------
               Total                      $ 30,843,912   $ 26,931,672
                                          ============   ============

     (1) The $1.861 million due in 1997 as of December 31, 1996 includes $531,100 which represents the Partnership's remaining purchase money note obligation relating to Forest Park. As discussed below, in connection with the sale of Forest Park on September 19, 1996, this amount was placed in a certificate of deposit held in escrow until January 2, 1997, at which time it was paid to satisfy the Partnership's remaining purchase money note obligation relating to Forest Park.

          The purchase money notes have stated interest rates ranging from 8.17% to 15%, certain of which are compounded annually. Unamortized discounts are based on an imputed interest rate of 15% to reflect market interest rates which prevailed when the notes were issued. The resulting discount has been recorded by the Partnership and is being amortized to interest expense over the life of the respective purchase money notes using the effective interest method. The purchase money notes are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 matured in 1994 but have not been paid, as discussed below. Purchase money notes in an aggregate principal amount of $1,330,000 matured on August 31, 1997 but have not been paid, as discussed below. Purchase money notes originally due to mature on September 1, 1999, were retired at a discount on January 2, 1997, in connection with the terms of an escrow agreement, as discussed below. The remaining purchase money notes mature from 1999 to 2025.

          The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest of the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the Partnership.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 1997, 1996 and 1995 was $15,361,971, $15,278,276
     and $14,418,899, respectively. The accrued interest on the purchase money notes of $86,434,915 and $78,413,302 as of December 31, 1997 and 1996,
     respectively, is due on the respective maturity dates of the purchase money notes or earlier, if the Local Partnerships have distributable net cash flow, as defined in the relevant Local Partnership agreements.

                   Clearfield Hills I, Forest Park, River Run,
                   -------------------------------------------
                         Village North and Walnut Square
                         -------------------------------

          During 1996, the Partnership paid off, at a discount, the purchase money note obligations relating to New Forest Park Associates Limited Partnership (Forest Park), New Walnut Square Associates Limited Partnership (Walnut Square), River Run Company (River Run), New Village Apartments North (Village North), and Clearfield Hills I Limited Partnership (Clearfield Hills I), in connection with the sales of these properties as discussed below.

                                 Holiday Village
                                 ---------------

          The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of March 20, 1998, principal and accrued interest totaling $1,370,000 and $4,995,748, respectively, were due. The Managing General Partner and the noteholder continue to negotiate settlement options, and as of March 20, 1998, negotiations between the Managing General Partner and the noteholder were ongoing. There is no assurance that an agreement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously contest any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                                 Redden Gardens
                                 --------------

          The Partnership defaulted on its purchase money notes relating to Redden Development Company (Redden Gardens) on August 31, 1997 when the notes matured and were not paid. The defaulted amount included principal and accrued interest of $1,330,000 and $2,783,593, respectively. As of March 20, 1998, principal and accrued interest of $1,330,000 and $2,980,365, respectively, were due. In accordance with the purchase money notes, the Partnership submitted a plan of action to cure the default. The Managing General Partner proposed a five year extension on the purchase money notes. This offer was rejected by the purchase money noteholders.
     On February 12, 1998, at the request of the purchase money noteholders, a subsequent proposal to extend the purchase money notes for five years was forwarded to the purchase money noteholders. As of March 20, 1998, the purchase money noteholders had not responded to this proposal. The Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of March 20, 1998. There is no assurance that the property will be converted nor is there any assurance that an agreement will be reached with the purchase money noteholders.
     Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

     b.   Interests in profits, losses and cash distributions made by
          -----------------------------------------------------------
               Local Partnerships
               ------------------

          The Partnership has a 94.99% to 99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invests in the Local Partnership. The Partnership received cash distributions from the rental operations and mortgage refinancings of the Local Partnerships totaling $3,204,192, $872,629 and $845,622 during the years ended December 31, 1997,
     1996 and 1995, respectively. As of December 31, 1997 and 1996, thirty and twenty-eight, respectively, of the Local Partnerships had surplus cash, as defined by their respective agencies, in the amount of $3,215,613 and $2,693,709, respectively, which may be available for distribution in accordance with their respective agencies' regulations.

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

          Upon sale or refinancing of a property owned by a Local Partnership, or upon liquidation of a Local Partnership, the proceeds from such sale, refinancing or liquidation shall be distributed in accordance with the

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     respective provisions of each Local Partnership's partnership agreement. In accordance with such provisions, the Partnership would receive from such proceeds its respective percentage interest of any remaining proceeds, after payment of (1) all debts and liabilities of the Local Partnership and certain other items, (2) the Partnership's capital contributions plus certain specified amounts as outlined in each partnership agreement, and
     (3) certain special distributions to the general partners and related entities of the Local Partnership.

     c.   Property matters
          ----------------

          The advances, and accrued interest thereon, made to the Local Partnerships were as follows.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                                                                         December 31,
                                                               -------------------------------------
          Local Partnership                                        1997                     1996
          -----------------                                    ------------             ------------
          Lakes of Northdale:
            Principal amount of funds advanced                 $     54,500             $     54,500

          Second Lakewood:
            Principal amount of funds advanced                           --                   80,740
            Accrued interest on advances                                 --                    2,738
                                                               ------------             ------------
               Total                                           $     54,500             $    137,978
                                                               ============             ============


                                Campbell Terrace
                                ----------------

          During 1997, the local managing general partner of Campbell Terrace Associates Limited Partnership (Campbell Terrace) received and rejected an offer from a third party to purchase the property.

                               Clearfield Hills I
                               ------------------

          On February 6, 1996, Clearfield Hills I, a 100 unit apartment complex located in Clearfield, Utah, was sold. The sale of the property generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to the property. The sale resulted in a net financial statement gain in 1996 of approximately $1.8 million, of which approximately $50,000 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $2.4 million.

                                   Forest Park
                                   -----------

          On September 19, 1996, Forest Park, a 284 unit apartment complex located in New Orleans, Louisiana, was sold. The sale of the property generated sufficient proceeds to the Partnership to retire, at a discount, a portion of the Partnership's purchase money note obligation with respect to the property. The proceeds were also net of $531,100 which was used to purchase a certificate of deposit which was held in escrow until January 2, 1997, at which time all principal and interest accrued up to three percent per annum on the certificate of deposit was used to retire the Partnership's remaining purchase money note obligation with respect to the property. All interest that accrued on the certificate of deposit in excess of three percent per annum was received by the Partnership. Accordingly, the accompanying financial statements include $531,100 of restricted cash equivalents as of December 31, 1996, which represents the remaining principal balance which became due on January 2, 1997, in accordance with the escrow agreement. The sale resulted in a net financial statement gain of approximately $7.3 million, of which approximately $4.8

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $10.1 million.

                                  Garden Court
                                  ------------

          The report of the auditors on the financial statements of Garden Court Associates Limited Partnership (Garden Court) for the year ended December 31, 1997 indicated that substantial doubt existed about the ability of the Local Partnership to continue as a going concern due to negative cash flow resulting from decreasing occupancy levels. As of December 31, 1997, Garden Court reported a net operating loss of approximately $304,000 for 1997 and a 55% occupancy level. Garden Court has been accruing management fees payable to the local managing general partner, who is also the management agent, in order to remain current on the mortgage note secured by the property. The Partnership's investment in Garden Court was previously reduced to zero as a result of losses from the Local Partnership during prior years. In addition, the Partnership did not issue any purchase money notes or debt instruments in connection with its investment in Garden Court. Therefore, the uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition. Furthermore, the complete loss of this investment would not have a material impact on the financial condition of the Partnership.

                                Highland Village
                                ----------------

          The Managing General Partner is currently negotiating an extension on the purchase money notes related to Highland Village. The purchase money notes, which aggregate a principal amount of $1.1 million, are due to mature on October 31, 1999. In connection with the proposed extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money noteholders are jointly exploring various options to refinance the Massachusetts Housing Finance Agency
     (MHFA) and HUD Section 236 interest rate subsidized mortgage loan related to this property. There is no assurance that the noteholders will agree to an extension on the purchase money notes, or that a refinancing of the mortgage loan will be obtained.

                                Jewish Federation
                                -----------------

          The purchase money notes relating to Jewish Federation Apartments Associates (Jewish Federation), the aggregate principal amount of which is $1.3 million, are due to mature October 31, 1999. In 1997, the Managing General Partner entered into an agreement with the purchase money noteholders to extend the maturity date for five years, subject to the donation and transfer by the Local Partnership of an unimproved portion of the property to an entity affiliated with the local managing general partner. The Local Partnership had entered into an agreement to make such donation and transfer, but the transaction was subject to HUD approval, which approval was denied in January, 1998. The local managing general partner is now searching for alternative financing. There is no assurance that such financing will be obtained.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                                    River Run
                                    ---------

          On August 27, 1996, River Run, a 100 unit apartment complex located in Macomb, Illinois was sold. The sale of the property generated sufficient cash proceeds to the Partnership to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale resulted in a net financial statement gain in 1996 of approximately $1.4 million, of which approximately $405,000 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $3.2 million.

                                 Second Lakewood
                                 ---------------

          The Partnership advanced a total of $750,000 to Second Lakewood during 1990 due to rent losses experienced by the Local Partnership resulting from roof leakage. The outstanding loan and interest accrued thereon totalled $80,740 and $2,738, respectively, as of December 31, 1996. On March 7, 1997, the loan and accrued interest thereon of $80,740 and $4,366, respectively, were paid to the Partnership by the Local Partnership in full satisfaction of the outstanding amount.

          On July 2, 1997, Second Lakewood, a 219 unit apartment complex located in Schaumberg, Illinois was sold. The sale of the property generated cash proceeds to the Partnership of approximately $1.7 million at closing. Subsequent to closing, the Partnership received additional funds totaling $253,385 related to the Partnership's share of the release of funds held in security deposits, insurance accounts, real estate tax escrows and other accounts. Additionally subsequent to closing, the Partnership paid $42,008 as of March 20, 1998 related to outstanding expense invoices of the Local Partnership. The sale resulted in a net financial statement gain of approximately $1.9 million. The federal tax gain was approximately $10.7 million.

                              Southgate Apartments
                              --------------------

          On January 31, 1995, Southgate, a 292 unit apartment complex located in Schenectady, New York, was sold. The sale of the property generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to the property. The sale resulted in a net financial statement gain in 1995 of $3,055,176, of which $214,343 resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $7 million.

                                  Valley Vista
                                  ------------

          On August 22, 1997, Valley Vista closed on the refinancing of its mortgage loan. Proceeds of approximately $2.1 million generated from the refinancing were used to retire, at a discount, the remaining purchase money note obligation of the Partnership with respect to such property, resulting in an extraordinary gain from extinguishment of debt of approximately $410,000. The proceeds from the refinancing used to retire the Partnership's purchase money note obligation were in excess of the

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     Partnership's basis in Valley Vista and are included in share of income from partnerships. Additionally, effective December 1, 1997, the Partnership assigned its partnership interest in Valley Vista to the local managing general partner and withdrew from the Local Partnership. On January 13, 1998, the Partnership received $910,000 related to the assignment of its interest in Valley Vista. These proceeds were in excess of the Partnership's basis in Valley Vista, resulting in financial statement gain of $834,000 during 1997. The federal tax gain was approximately $5.3 million.

                                  Village North
                                  -------------

          On February 6, 1996, Village North, a 92 unit apartment complex located in Salt Lake City, Utah, was sold. The sale of the property generated sufficient proceeds to the Partnership to retire, at a discount, the purchase money note obligation of the Partnership with respect to such property. The sale resulted in a net financial statement gain in 1996 of approximately $2.6 million, of which approximately $1.5 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $3.3 million.

                                  Walnut Square
                                  -------------

          On September 19, 1996, Walnut Square, a 284 unit apartment complex located in New Orleans, Louisiana, was sold. The sale of the property generated sufficient proceeds to the Partnership to retire, at a discount, the Partnership's purchase money note obligation with respect to the property. The sale resulted in a net financial statement gain of approximately $8.6 million, of which approximately $6.7 million resulted from the retirement of the purchase money note obligation with respect to the property. The federal tax gain was approximately $11.4 million.

     d.   Affordable Housing Legislation
          ------------------------------

          President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The new legislation allows all
     Section 8 contracts with rents at (or reduced to) less than 120% of fair market rents which expire between now and September 1998 to be renewed for one year. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by FHA will be subject to the Mark-to-Market legislation.

          Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. Each affected property will undergo debt restructuring according to terms determined by an individual property and operations evaluation. This will involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage will be converted to a non-performing but accruing
     (soft) second mortgage. The Section 8 HAP contracts for the following properties expire during the government's fiscal year 1998.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                                                       Units
                                                   Authorized for         Expiration of
                                 Number of        Rental Assistance         Section 8
       Property                 Rental Units       Under Section 8        HAP Contract
       --------                 ------------      -----------------       -------------
       Cottonwood Park             126                    6                  06/30/98
       Holiday Village              80                    6                  06/01/98
       Redden Gardens              150                   29                  09/30/98
       Tradewinds Terrace          122                   44                  09/30/98
       Westport Village            121                   12                  01/01/98


          With the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. It is difficult to predict the impact on the Local Partnerships and the resulting impact on the Partnership at this time.

     e.   Summarized financial information
          --------------------------------

          Summarized financial information for the Local Partnerships at December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995 follows.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                            COMBINED BALANCE SHEETS

                                                                                                        December 31,
                                                                                               -----------------------------
                                                                                                   1997             1996
                                                                                               ------------     ------------
     Rental property, at cost, net of accumulated depreciation
       of $90,172,043 and $88,421,256, respectively                                            $106,742,080     $120,045,089

     Land                                                                                        13,686,895       14,087,370
     Other assets                                                                                32,904,569       32,640,343
                                                                                               ------------     ------------
         Total assets                                                                          $153,333,544     $166,772,802
                                                                                               ============     ============

     Mortgage notes payable                                                                    $119,077,331     $127,498,668
     Other liabilities                                                                           15,855,840       23,958,565
                                                                                               ------------     ------------
         Total liabilities                                                                      134,933,171      151,457,233

     Partners' capital                                                                           18,400,373       15,315,569
                                                                                               ------------     ------------
         Total liabilities and partners' capital                                               $153,333,544     $166,772,802
                                                                                               ============     ============

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                       COMBINED STATEMENTS OF OPERATIONS

                                                                                       For the years ended December 31,
                                                                                ---------------------------------------------
                                                                                    1997            1996            1995
                                                                                ------------    ------------    ------------
Revenue:
  Rental                                                                        $ 36,006,190    $ 38,687,957    $ 40,960,669
  Other income, principally interest                                               2,527,768       2,404,385       2,450,769
                                                                                ------------    ------------    ------------
     Total revenue                                                                38,533,958      41,092,342      43,411,438
                                                                                ------------    ------------    ------------
Expenses:
  Operating and other                                                             23,748,801      26,497,472      28,457,155
  Interest                                                                         7,672,201       7,598,988       7,987,695
  Depreciation                                                                     7,466,998       7,927,617       8,130,495
  Amortization                                                                       119,654         157,541          38,266
                                                                                ------------    ------------    ------------
     Total expenses                                                               39,007,654      42,181,618      44,613,611
                                                                                ------------    ------------    ------------
Net loss before extraordinary gain from extinguishment of debt                      (473,696)     (1,089,276)     (1,202,173)

Extraordinary gain from extinguishment of debt                                     3,739,360              --              --
                                                                                ------------    ------------    ------------
Net income (loss)                                                               $  3,265,664    $ (1,089,276)   $  1,202,173)
                                                                                ============    ============    ============

     f.   Reconciliation of the Local Partnerships' financial statement
          -------------------------------------------------------------
               net income (loss) to taxable income (loss)
               ------------------------------------------

          For federal income tax purposes, the Local Partnerships report on a basis whereby: (1) certain revenue and the related assets are recorded when received rather than when earned; (2) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (3) a shorter life is used to compute depreciation on the property as permitted by Internal Revenue Service (IRS) regulations. These returns are subject to examination and, therefore, possible adjustment by the IRS.

          A reconciliation of the Local Partnerships' financial statement net income (loss) reflected above to the taxable income (loss) follows.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                                                                                       For the years ended December 31,
                                                                                ---------------------------------------------
                                                                                    1997            1996            1995
                                                                                ------------    ------------    ------------
Financial statement net income (loss)                                           $  3,265,664    $ (1,089,276)   $ (1,202,173)

Adjustments:
  Additional tax depreciation using accelerated methods,
    net of depreciation on construction period expenses
    capitalized for financial statement purposes                                  (2,465,138)     (3,597,191)     (4,065,659)

  Miscellaneous, net                                                                 543,455         (73,954)        354,880
                                                                                ------------    ------------    ------------
Taxable income (loss)                                                           $  1,343,981    $ (4,760,421)   $ (4,912,952)
                                                                                ============    ============    ============


3.   RELATED-PARTY TRANSACTIONS

     In accordance with the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the interests in the Local Partnerships. The fee amounted to $1,470,000, which is equal to 2% of the Additional Limited Partners' capital contributions to the Partnership. The acquisition fee was capitalized and is being amortized over a forty-year period using the straight-line method.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the years ended December 31, 1997, 1996 and 1995, the Partnership paid $89,997, $109,837 and $132,284, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the consolidated statements of operations as general and administrative expenses.

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

     For each of the years ended December 31, 1997, 1996 and 1995, the Part-nership paid the Managing General Partner a Management Fee of $375,000.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   RELATED-PARTY TRANSACTIONS - Continued

     The Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of the investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner and/or its affiliates during the year ended December 31, 1997. During the year ended December 31, 1996, the Managing General Partner and/or its affiliates earned net fees of $26,606 for services performed in connection with the sale of the property relating to the Partnership's investment in River Run. As of December 31, 1997, $8,869 of these fees had not been paid and were accordingly classified as consulting fees payable to related parties in the accompanying financial statements. On March 25, 1998, these fees were paid. No fees were paid to the Managing General Partner and/or its affiliates in connection with the 1996 sales of Clearfield Hills I, New Village Apartments North, Forest Park and Walnut Square. The Managing General Partner and/or its affiliates received net fees of $186,512 for services performed in connection with the sale of the property relating to the Partnership's investment in Southgate on February 2, 1995.


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

     The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale or refinancing of the projects or their rental properties which are not reinvested shall be distributed and applied as follows:

        (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliates; such debts and liabilities, in the case of a non-liquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
       (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
      (iii) except in the case of a refinancing, to each partner in an amount equal to the positive balance in his capital account as of the date of the sale, adjusted for operations and distributions to that date, but before allocation of any profits for tax purposes realized from such sale and allocated pursuant to the Partnership Agreement;
       (iv) to the limited partners (A) an aggregate amount of proceeds from sale or refinancing and all prior sales or refinancings equal to their capital contributions, without reduction for prior cash distributions other than prior distributions of sale and

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

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

     Fees payable to certain general partners (or their designees) under (vii) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment properties, shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment properties.

     In addition, the Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner and/or its affiliates during the year ended December 31, 1997. During the year ended December 31, 1996, the Managing General Partner and/or its affiliates earned net fees of $26,606 for services performed in connection with the sale of the property relating to the Partnership's investment in River Run. As of December 31, 1997, $8,869 of these fees had not been paid and were accordingly classified as consulting fees payable to related parties in the accompanying financial statements. On March 25, 1998, these fees were paid. No fees were paid to the Managing General Partner and/or its affiliates in connection with the 1996 sales of Clearfield Hills I, New Village Apartments North, Forest Park and Walnut Square. The Managing General Partner and/or its affiliates received net fees of $186,512 for services performed in connection with the sale of the property relating to the Partnership's investment in Southgate on February 2, 1995.

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

payment of the Management Fee, (see Note 3), as specified in the Partnership Agreement. As defined in the Partnership Agreement, prior to the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership's cash available for distribution was approximately $783,000, $396,000 and $315,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

     On November 18, 1997, the Partnership distributed $1,469,300 ($20.00 per Additional Limited Partnership Unit) to the Additional Limited Partners from the proceeds of the sale of Second Lakewood. On October 31, 1996, the Partnership distributed $1,999,119 ($27.20 per Additional Limited Partnership unit) to the Additional Limited Partners from the proceeds of the sales of Clearfield Hills I, Village North, River Run, Forest Park and Walnut Square. On April 28, 1995, the Partnership distributed $745,290 ($10.14 per Additional Limited Partnership
Unit) to the Additional Limited Partners from the proceeds of the sale of Southgate. The Managing General Partner intends to retain all of the Partnership's remaining undistributed net sale proceeds for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to other Local Partnerships.


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET (LOSS) INCOME TO TAXABLE INCOME (LOSS)

     For federal income tax purposes, the Partnership reports on a basis whereby: (1) certain expenses are amortized rather than expensed when incurred;
(2) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations and (3) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2f), including losses in excess of related investment amounts. In addition, adjustments arising from the imputation of interest on the Partnership's purchase money notes for financial reporting purposes are eliminated for income tax purposes (see Note 2a). These returns are subject to audit and, therefore, possible adjustment by the IRS.

     A reconciliation of the Partnership's financial statement net (loss) income to taxable income (loss) follows.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET (LOSS) INCOME TO TAXABLE INCOME (LOSS) - Continued

                                                                             For the years ended December 31,
                                                                      ---------------------------------------------
                                                                          1997            1996            1995
                                                                      ------------    ------------    ------------
Financial statement net (loss) income                                 $ (8,613,593)   $  6,345,407    $(11,435,522)

Adjustments:
  Difference between the income tax losses and
     financial statement losses related to the
     Partnership's equity in the Local Partnerships'
     losses                                                              4,661,607       3,153,917      (1,384,000)

  Costs amortized over a shorter period for income
    tax purposes                                                           (17,754)       (134,920)       (141,189)

  Difference in interest expense due to interest
    for consolidated partnerships and imputed
    interest                                                             5,257,516       5,347,345       3,927,594

  Difference between the income tax interest
    income and financial statement interest
    income                                                               1,076,459            (499)             --

  Miscellaneous                                                                 --         (82,195)             --
                                                                      ------------    ------------    ------------
Taxable income (loss)                                                 $  2,364,235    $ 14,629,055    $ (9,033,117)
                                                                      ============    ============    ============


                          FINANCIAL STATEMENT SCHEDULE

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
              -----------------------------------------------------
                          FINANCIAL STATEMENT SCHEDULE
                          -----------------------------


To the Partners
Capital Realty Investors-IV Limited Partnership

     In connection with our audits of the consolidated financial statements of Capital Realty Investors-IV Limited Partnership referred to in our report dated March 20, 1998, which is included in this Form 10-K, we have also audited
Schedule III as of December 31, 1997, 1996 and 1995. We did not audit the financial statements for certain of the Local Partnerships in 1997, 1996 and 1995, which are accounted for as described in Note 1d. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                             Grant Thornton LLP



Vienna, VA
March 20, 1998

               CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
      LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED
                          PARTNERSHIP HAS INVESTED

                             December 31, 1997


       COL. A                  COL. B                        COL. C                                   COL. D
--------------------          -------           -------------------------------          -------------------------------
                                                            Initial                            Costs Capitalized
                                                         Cost to Local                             Subsequent
                                                          Partnership                            to Acquisition
                                                -------------------------------          -------------------------------
                                                                     Building
    Description               Encum-                                   and                                    Carrying
Operating Properties          brances              Land            Improvements          Improvements         Costs (B)
--------------------          -------           -----------        ------------          -------------       -----------

Asbury Tower                  (A)               $   793,708        $ 11,866,083            $ 4,971,416         $     --
  Asbury Park, NJ
  (350-unit elderly
  apartment complex)

Campbell Terrace              (A)                   392,030                 --              12,064,544          545,347
  Chicago, IL
  (249-unit elderly
  apartment complex)

Harborview                    (A)                   367,992          10,888,460                231,355
  St. Croix, U.S. Virgin Islands
  (300-unit multi-family
  apartment complex)

Lakes of Northdale            (A)                 1,695,881           9,863,185                715,994
  Tampa, FL                                     -----------        ------------            -----------         --------
  (216-unit multi-family
  apartment complex)

       Subtotal                                   3,249,611          32,617,728             17,983,309          545,347
                                                -----------        ------------            -----------         --------

Aggregate of remaining        (A)                11,576,655         111,014,783             33,204,317          409,268
  properties (32) which are                     -----------        ------------            -----------         --------
  individually less than 5%
  of the total of Column E

       Total                                    $14,826,266        $143,632,511            $51,187,626         $954,615
                                                ===========        ============            ===========         ========

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION OF
         LOCAL PARTNERSHIPS IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED
                      PARTNERSHIP HAS INVESTED - Continued

                                 December 31, 1997




       COL. A                              COL. E                           COL. F       COL. G    COL. H          COL. I
--------------------     -------------------------------------------     ------------    -------   -------    ----------------
                                    Gross amount at which                                                       Life upon
                                 carried at close of period                                                     which dep-
                         -------------------------------------------                      Date                 reciation in
                                          Building                        Accumulated      of                  latest income
    Description                             and                          Depreciation    Const-      Date      statement is
Operating Properties        Land        Improvements   Total (C) (D)         (D)         ruction   Acquired   computed (years)
--------------------     -----------    ------------   -------------     ------------    -------   --------   ----------------
Asbury Tower             $   793,708    $ 16,837,499   $  17,631,207     $ (7,765,510)     1973     8/2/84         5-25
  Asbury Park, NJ
  (350-unit elderly
  apartment complex)

Campbell Terrace             392,512      12,609,409      13,001,921       (5,401,080)     1985     7/1/84         5-30
  Chicago, IL
  (249-unit elderly
  apartment complex)

Harborview                   367,992      11,119,815      11,487,807       (3,455,948)     1975    6/25/84         5-30
  St. Croix,
  U.S. Virgin Islands
  (300-unit multi-family
  apartment complex)

Lakes of Northdale         1,749,505      10,525,555      12,275,060       (4,759,770)     1985    9/27/84         5-40
  Tampa, FL              -----------    ------------   -------------     ------------
  (216-unit multi-family
  apartment complex)

       Subtotal            3,303,717      51,092,278      54,395,995      (21,382,308)
                         -----------    ------------   -------------     ------------

Aggregate of remaining    10,383,178     145,821,845     156,205,023      (68,789,735)   1970-1986  7/1/84 to      5-40
  properties (32)        -----------    ------------   -------------     ------------                4/1/85
  which are individually
  less than 5% of the total
  of Column E

       Total             $13,686,895    $196,914,123   $ 210,601,018     $(90,172,043)
                         ===========    ============   =============     ============

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

         NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                         OF LOCAL PARTNERSHIPS IN WHICH
           CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP HAS INVESTED

                                 December 31, 1997

(A)  Secures mortgage loans.

(B) Consists of capitalized interest and real estate taxes during construction.

(C) The aggregate cost of land for federal income tax purposes is $13,303,792 and the aggregate cost of buildings and improvements for federal income tax purposes is $217,011,646. The total of the above-mentioned items is $230,315,438.

(D)  Reconciliation of real estate
     -----------------------------


                                                                                  For the years ended December 31,
                                                                           ---------------------------------------------
                                                                               1997            1996             1995
                                                                           ------------    ------------     ------------
Balance at beginning of period                                             $222,553,715    $241,826,293     $244,961,714

Additions during period                                                       2,545,258       2,303,014        2,540,404

Deletions during period                                                     (14,497,955)    (21,575,592)      (5,675,825)
                                                                           ------------    ------------     ------------
Balance at end of period                                                   $210,601,018    $222,553,715     $241,826,293
                                                                           ============    ============     ============


     Reconciliation of accumulated depreciation
     ------------------------------------------


                                                                                  For the years ended December 31,
                                                                           --------------------------------------------
                                                                               1997            1996             1995
                                                                           ------------    ------------     ------------
Balance at beginning of period                                             $ 88,421,256    $ 89,244,173     $ 83,255,939

Depreciation expense for the period                                           7,466,998       7,927,617        8,130,495

Deletions during period                                                      (5,716,211)     (8,750,534)      (2,142,261)
                                                                           ------------    ------------     ------------
Balance at end of period                                                   $ 90,172,043    $ 88,421,256     $ 89,244,173
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