Form 10QSB
period 1998-03-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 1998-05-07
CIK 740371

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 1998
                                   --------------


Commission file number                0-13523
                                   -------------


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
--------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




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



                                 (301) 468-9200
-------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at March 31, 1998)

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1998



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1998 and
            December 31, 1997 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations - for the
            three months ended March 31, 1998 and 1997  . . .        2

          Consolidated Statements of Cash Flows - for the
            three months ended March 31, 1998 and 1997  . . .        3

          Notes to Consolidated Financial Statements  . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       10

PART II.  Other Information

Item 3.   Defaults upon Senior Securities . . . . . . . . . .       13

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       13

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       14

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       15

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

               CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                        CONSOLIDATED BALANCE SHEETS

                                  ASSETS

                                                                                                 March 31,      December 31,
                                                                                                   1998            1997
                                                                                               -------------    ------------
                                                                                                (Unaudited)
Investments in and advances to partnerships                                                    $  30,879,144    $  30,902,384
Cash and cash equivalents                                                                         11,071,715       10,197,871
Restricted cash equivalents                                                                           50,400           50,400
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $375,790 and $368,785, respectively                                    744,408          751,413
Property purchase costs, net of accumulated amortization of
  $346,178 and $339,819, respectively                                                                671,284          677,643
Other assets                                                                                          36,453          937,386
                                                                                               -------------    -------------

      Total assets                                                                             $  43,453,404    $  43,517,097
                                                                                               =============    =============

                       LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships                                                             $  32,332,628    $  30,843,912
Accrued interest payable                                                                          88,933,949       86,434,915
Accounts payable and accrued expenses                                                                 98,810          216,960
Consulting fees payable to related parties                                                                --            8,869
                                                                                               -------------    -------------
      Total liabilities                                                                          121,365,387      117,504,656
                                                                                               -------------    -------------

Commitments and contingencies

Partners' capital (deficit):
  Capital paid-in:
    General Partners                                                                                   2,000            2,000
    Limited Partners                                                                              73,501,500       73,501,500
                                                                                               -------------    -------------
                                                                                                  73,503,500       73,503,500
  Less:
    Accumulated distributions to partners                                                         (6,921,002)      (6,921,002)
    Offering costs                                                                                (7,562,894)      (7,562,894)
    Accumulated loss                                                                            (136,931,587)    (133,007,163)
                                                                                               -------------    -------------
      Total partners' deficit                                                                    (77,911,983)     (73,987,559)
                                                                                               -------------    -------------

      Total liabilities and partners' deficit                                                  $  43,453,404    $  43,517,097
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)

                                                                                                 For the three months ended
                                                                                                          March 31,
                                                                                               -------------------------------
                                                                                                   1998             1997
                                                                                               -------------    -------------
Share of income from partnerships                                                              $     362,314    $     176,109
                                                                                               -------------    -------------
Other revenue and  expenses:

  Revenue:
    Interest and other income                                                                        145,423          136,995
                                                                                               -------------    -------------
  Expenses:
    Interest                                                                                       4,241,791        3,853,116
    Management fee                                                                                    93,750           93,750
    General and administrative                                                                        50,212           42,131
    Professional fees                                                                                 33,044           25,301
    Amortization                                                                                      13,364           14,393
                                                                                               -------------    -------------
                                                                                                   4,432,161        4,028,691
                                                                                               -------------    -------------
      Total other revenue and expenses                                                            (4,286,738)      (3,891,696)
                                                                                               -------------    -------------

Net loss                                                                                          (3,924,424)      (3,715,587)

Accumulated losses, beginning of period                                                         (133,007,163)    (124,393,570)
                                                                                               -------------    -------------

Accumulated losses, end of period                                                              $(136,931,587)   $(128,109,157)
                                                                                               =============    =============

Loss allocated to General Partners (1.51%)                                                     $     (59,259)   $     (56,105)
                                                                                               =============    =============

Loss allocated to Initial and Special Limited
 Partners (1.49%)                                                                              $     (58,474)   $     (55,363)
                                                                                               =============    =============

Loss allocated to Additional Limited Partners (97%)                                            $  (3,806,691)   $  (3,604,119)
                                                                                               =============    =============

Loss per unit of Additional Limited
  Partnership Interest based on 73,500 units                                                   $      (51.79)   $      (49.04)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                For the three months ended
                                                                                                         March 31,
                                                                                               -----------------------------
                                                                                                   1998             1997
                                                                                               ------------     ------------
Cash flows from operating activities:
  Net loss                                                                                     $ (3,924,424)    $ (3,715,587)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Share of income from partnerships                                                              (362,314)        (176,109)
    Amortization of deferred costs                                                                   13,364           14,393
    Amortization of discount on purchase money notes                                              1,524,830        1,276,055
    Payment of purchase money note interest                                                        (217,929)        (232,397)

    Changes in assets and liabilities:
      Decrease in accrued interest receivable on advances to partnerships                                --            2,738
      Decrease in other assets                                                                      900,933           10,068
      Increase in accrued interest payable                                                        2,716,962        2,577,061
      Decrease in accounts payable and accrued expenses                                            (118,150)          (9,622)
      Decrease in consulting fees payable to related parties                                         (8,869)              --
                                                                                               ------------     ------------
        Net cash provided by (used in) operating activities                                         524,403         (253,400)
                                                                                               ------------     ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                        385,554          336,398
  Repayment of advances to partnerships                                                                  --           80,740
  Decrease in restricted cash equivalents                                                                --          535,410
                                                                                               ------------     ------------
        Net cash provided by investing activities                                                   385,554          952,548
                                                                                               ------------     ------------
Cash flows from financing activities:
  Payment of purchase money note principal                                                          (36,113)         (42,739)
  Pay-off of purchase money notes and related interest                                                   --         (531,100)
                                                                                               ------------     ------------
        Net cash used in financing activities                                                       (36,113)        (573,839)
                                                                                               ------------     ------------
Net increase in cash and cash equivalents                                                           873,844          125,309
Cash and cash equivalents, beginning of period                                                   10,197,871        8,871,297
                                                                                               ------------     ------------

Cash and cash equivalents, end of period                                                       $ 11,071,715     $  8,996,606
                                                                                               ============     ============
Supplemental cash flow information
  Cash paid during the period for interest                                                     $    217,929     $    232,397
                                                                                               ============     ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of March 31, 1998, and the results of its operations and its cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the interim period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 1997.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $42,011,391 (exclusive of unamortized discount on purchase money notes of $9,678,763) plus accrued interest of $88,933,949 as of March 31, 1998, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 and $1,330,000 matured on July 27, 1994 and August 31, 1997, respectively, but have not been paid, as discussed below. The remaining purchase money notes mature from 1999 to 2026.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 1998 and 1997 was $4,241,791 and $3,853,116 respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three months ended March 31, 1998 and 1997 by $1,524,829 and $1,276,055, respectively. The accrued interest on the purchase money notes of $88,933,949 and $86,434,915 as of March 31, 1998 and December 31, 1997, respect-
ively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

                                  Garden Court
                                  ------------

     The report of the auditors on the financial statements of Garden Court Associates Limited Partnership (Garden Court) for the year ended December 31, 1997 indicated that substantial doubt existed about the ability of the Local Partnership to continue as a going concern due the negative cash flow resulting from decreasing occupancy levels. As of March 31, 1998, Garden Court reported a net operating loss of approximately $76,850 and a 50% occupancy level. Garden Court has been accruing management fees payable to the local managing general partner, who is also the management agent, in order to remain current on the mortgage note secured by the property. The Partnership's investment in Garden Court was previously reduced to zero as a result of losses from the Local Partnership during prior years. In addition, the Partnership did not issue any purchase money notes or debt instruments in connection with its investment in Garden Court. Therefore, the uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition. Furthermore, the complete loss of this investment would not have a material impact on the financial condition of the Partnership.

                                Highland Village
                                ----------------

     The Managing General Partner is currently negotiating an extension on the purchase money notes related to Highland Village. The purchase money notes, the aggregate principal amount of which is $1.1 million, are due to mature on October 31, 1999. In connection with the proposed extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money noteholders are jointly exploring various options to refinance the Massachusetts Housing Finance Agency (MHFA) and HUD Section 236 interest rate subsidized mortgage loan related to this property. There is no assurance that the noteholders will agree to an extension on the purchase money notes, or that a refinancing of the mortgage loan will be obtained.

                                 Holiday Village
                                 ---------------

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of May 7, 1998, principal and accrued interest totaling $1,370,000 and $5,079,837, respectively, were due. The Managing General Partner and the noteholder continue to negotiate settlement options, and as of May 7, 1998, negotiations between the Managing General Partner and the noteholder were ongoing. There is no assurance that an agreement will be

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

                                Jewish Federation
                                -----------------

     The purchase money notes relating to Jewish Federation Apartments Associates (Jewish Federation), the aggregate principal amount of which is $1.3 million, are due to mature October 31, 1999. In 1997, the Managing General Partner entered into an agreement with the purchase money noteholders to extend the maturity date for five years, subject to the donation and transfer by the Local Partnership of an unimproved portion of the property to an entity affiliated with the local managing general partner. The Local Partnership had entered into an agreement to make such donation and transfer, but the transaction was subject to HUD approval, which was denied in January, 1998. In April 1998, the local managing general partner indicated that they had met with HUD and intend to reapply for financing with HUD. There is no assurance that such financing will be obtained. The Managing General Partner will continue to work with the local managing general partner to attempt to work out an agreement relating the purchase money notes. There is no assurance that such an agreement can be reached.

                                 Redden Gardens
                                 --------------

     The Partnership defaulted on its purchase money notes relating to Redden Development Company (Redden Gardens) on August 31, 1997 when the notes matured and were not paid. The defaulted amount included principal and accrued interest of $1,330,000 and $2,783,593, respectively. As of May 7, 1998, principal and accrued interest of $1,330,000 and $3,030,733, respectively, were due. In accordance with the security agreement related to the purchase money notes, the Partnership submitted a plan of action to cure the default. The Managing General Partner proposed a five year extension on the purchase money notes.
This offer was rejected by the purchase money noteholders. On February 12, 1998, at the request of the purchase money noteholders, a subsequent proposal to extend the purchase money notes for five years was forwarded to the purchase money noteholders. As of May 7, 1998, the purchase money noteholders had not responded to this proposal. The Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of May 7, 1998. There is no assurance that the property will be converted nor is there any assurance that an agreement will be reached with the purchase money noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The following are combined statements of operations for the thirty-six and thirty-eight Local Partnerships in which the Partnership had invested as of March 31, 1998 and 1997, respectively. The statements are compiled from information supplied by the management agents of the projects and are unaudited.

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the three months ended
                                                         March 31,
                                              -----------------------------
                                                  1998             1997
                                              ------------     ------------
Revenue:
  Rental revenue                              $  8,624,995     $  9,164,132
  Other                                            559,184          571,085
                                              ------------     ------------
                                                 9,184,179        9,735,217
                                              ------------     ------------
Expenses:
  Operating                                      5,655,544        6,108,189
  Interest                                       1,687,016        1,886,103
  Depreciation and amortization                  1,831,849        1,907,005
                                              ------------     ------------
                                                 9,174,409        9,901,297
                                              ------------     ------------
Net income (loss)                             $      9,770     $   (166,080)
                                              ============     ============


     As of March 31, 1998 and December 31, 1997, the Partnership's share of cumulative losses of eight and ten, respectively of the thirty-six Local Part-nerships exceeds the amount of the Partnership's investments in and advances to those Local Partnerships by $13,385,215 and $13,044,976, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

3.   AFFORDABLE HOUSING LEGISLATION

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

4.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $32,138 and $21,107 for the three months ended March 31, 1998 and 1997, respectively, as direct reimburse-ment of expenses incurred on behalf of the Partnership. Additionally, the Partnership is obligated to pay an annual incentive management fee (Management
Fee), after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee, as discussed above, of $93,750 for each of the three-month periods ended March 31, 1998 and 1997.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

     Capital Realty Investors-IV Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

                                     General
                                     -------

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments
(HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to HAP contracts. President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The new legislation allows all Section 8 contracts with rents at (or reduced to) less than 120% of fair market rents which expire between now and September 1998 to be renewed for one year. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration (FHA) will be subject to the Mark-to-Market legislation.

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

     Under current law, the write down of an FHA-insured mortgage under Mark-to-Market would trigger cancellation of debt income to the limited partners, a taxable event, even though no actual cash is received. Additionally, the newly created second mortgage may accrue interest at a lower-than-market rate, thereby generating further taxable "income." Proposals to counter these tax effects have been presented; however, no form of relief has been approved under IRS regulations at this time. Each property subject to Mark-to-Market will be

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

affected in a different manner, and it is very difficult to predict the exact form of restructuring or potential tax liabilities to the limited partners at this time.

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

                          Financial Condition/Liquidity
                          ----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $11,071,715 (or approximately $146.12 per Additional Limited Partner unit) and $10,197,871 (or approximately $134.58 per Additional Limited Partner unit) as of March 31, 1998 and December 31, 1997, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of March 31, 1998, $50,400 of cash resources was restricted for future interest payments on one of the purchase money notes. As of May 7, 1998, there were no material commitments for capital expenditures.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 1998 and 1997, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended March 31, 1998 increased from the corresponding period in 1997 primarily due to an increase in interest expense due to the amortization of discount on purchase money notes. Partially offsetting the increase in the Partnership's net loss was an increase in share of income from partnerships principally due to decreased operating and maintenance costs at two properties.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three months ended March 31, 1998 did not include losses of $340,239 compared to excluded losses of $339,817 for the three months ended March 31, 1997.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

                            Year 2000 Computer Issue
                            ------------------------

     The Year 2000 ("Y2K") Computer Issue refers to the inability of many computer systems in use today to recognize "00" in the date field as the year 2000 and to recognize the year 2000 as a leap year. The Y2K problem arose because, for many years, computer software programs, including programs embedded in hardware, utilized only the last two digits to specify the year with the assumption that the first two digits were "19." As a result, such programs may not be able to recognize and process dates beyond 1999; rather they may recognize and process "00," "01," "02,", etc., incorrectly as 1900, 1901, 1902, instead of as 2000, 2001, 2002. In the opinion of computer experts, this could cause such programs to create erroneous results, malfunction, or fail completely unless corrective measures are taken.

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

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of May 7, 1998, principal and accrued interest totaling $1,370,000 and $5,079,837, respectively, were due. The Managing General Partner and the noteholder continue to negotiate settlement options, and as of May 7, 1998, negotiations between the Managing General Partner and the noteholder were ongoing. There is no assurance that an agreement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

     The Partnership defaulted on its purchase money notes relating to Redden Development Company (Redden Gardens) on August 31, 1997 when the notes matured and were not paid. The defaulted amount included principal and accrued interest of $1,330,000 and $2,783,593, respectively. As of May 7, 1998, principal and accrued interest of $1,330,000 and $3,030,733, respectively, were due. In accordance with the security agreement related to the purchase money notes, the Partnership submitted a plan of action to cure the default. The Managing General Partner proposed a five year extension on the purchase money notes.
This offer was rejected by the purchase money noteholders. On February 12, 1998, at the request of the purchase money noteholders, a subsequent proposal to extend the purchase money notes for five years was forwarded to the purchase money noteholders. As of May 7, 1998, the purchase money noteholders had not responded to this proposal. The Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of May 7, 1998. There is no assurance that the property will be converted nor is there any assurance that an agreement will be reached with the purchase money noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1998.

     All other items are not applicable.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                         -----------------------------------------------
                                       (Registrant)

                         by: C.R.I., Inc.
                             Managing General Partner



May 7, 1998                  by: /s/ Michael J. Tuszka
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