Form 10QSB
period 1998-06-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 1998-08-06
CIK 740371

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1998
                                   -------------


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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at June 30, 1998)

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1998



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1998 and
            December 31, 1997 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations - for the
            three and six months ended June 30, 1998 and 1997        2

          Consolidated Statements of Cash Flows - for the
            six months ended June 30, 1998 and 1997 . . . . .        3

          Notes to Consolidated Financial Statements  . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       11

PART II.  Other Information

Item 3.   Defaults upon Senior Securities . . . . . . . . . .       15

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       16

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       17

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       18

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                 June 30,      December 31,
                                                                                                   1998           1997
                                                                                               -------------   ------------
                                                                                                (Unaudited)
Investments in and advances to partnerships                                                    $  31,205,314   $  30,902,384
Cash and cash equivalents                                                                         11,296,137      10,197,871
Restricted cash equivalents                                                                           50,400          50,400
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $382,795 and $368,785, respectively                                    737,403         751,413
Property purchase costs, net of accumulated amortization of
  $352,537 and $339,819, respectively                                                                664,925         677,643
Other assets                                                                                          28,013         937,386
                                                                                               -------------   -------------

      Total assets                                                                             $  43,982,192   $  43,517,097
                                                                                               =============   =============

                      LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                             $  33,857,456   $  30,843,912
Accrued interest payable                                                                          91,596,685      86,434,915
Accounts payable and accrued expenses                                                                123,758         216,960
Consulting fees payable to related parties                                                                --           8,869
                                                                                               -------------   -------------
      Total liabilities                                                                          125,577,899     117,504,656
                                                                                               -------------   -------------

Commitments and contingencies

Partners' capital (deficit):
  Capital paid-in:
    General Partners                                                                                   2,000           2,000
    Limited Partners                                                                              73,501,500      73,501,500
                                                                                               -------------   -------------
                                                                                                  73,503,500      73,503,500
  Less:
    Accumulated distributions to partners                                                         (6,921,002)     (6,921,002)
    Offering costs                                                                                (7,562,894)     (7,562,894)
    Accumulated losses                                                                          (140,615,311)   (133,007,163)
                                                                                               -------------   -------------
      Total partners' deficit                                                                    (81,595,707)    (73,987,559)
                                                                                               -------------   -------------

      Total liabilities and partners' deficit                                                  $  43,982,192   $  43,517,097
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                   CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (Unaudited)

                                                                 For the three months ended       For the six months ended
                                                                          June 30,                         June 30,
                                                               -----------------------------    -----------------------------
                                                                   1998            1997             1998            1997
                                                               -------------   -------------    -------------   -------------
Share of income from partnerships                              $     607,638   $     963,509    $     969,952   $   1,139,618
                                                               -------------   -------------    -------------   -------------
Other revenue and  expenses:

 Revenue:
   Interest and other income                                         142,733         122,058          288,156         259,053
                                                               -------------   -------------    -------------   -------------
 Expenses:
   Interest                                                        4,241,791       3,809,045        8,483,582       7,662,161
   Management fee                                                     93,750          93,750          187,500         187,500
   General and administrative                                         52,059          41,630          102,271          83,761
   Professional fees                                                  33,131          24,985           66,175          50,286
   Amortization                                                       13,364          14,393           26,728          28,786
                                                               -------------   -------------    -------------   -------------
                                                                   4,434,095       3,983,803        8,866,256       8,012,494
                                                               -------------   -------------    -------------   -------------
      Total other revenue and expenses                            (4,291,362)     (3,861,745)      (8,578,100)     (7,753,441)
                                                               -------------   -------------    -------------   -------------

Net loss                                                          (3,683,724)     (2,898,236)      (7,608,148)     (6,613,823)

Accumulated losses, beginning of period                         (136,931,587)   (128,109,157)    (133,007,163)   (124,393,570)
                                                               -------------   -------------    -------------   -------------

Accumulated losses, end of period                              $(140,615,311)  $(131,007,393)   $(140,615,311)  $(131,007,393)
                                                               =============   =============    =============   =============

Net loss allocated to General Partners (1.51%)                 $     (55,624)  $     (43,764)   $    (114,883)  $     (99,869)
                                                               =============   =============    =============   =============

Net loss allocated to Initial and Special
  Limited Partners (1.49%)                                     $     (54,887)  $     (43,183)   $    (113,361)  $     (98,546)
                                                               =============   =============    =============   =============

Net loss allocated to Additional Limited
  Partners (97%)                                               $  (3,573,213)  $  (2,811,289)   $  (7,379,904)  $  (6,415,408)
                                                               =============   =============    =============   =============

Net loss per unit of Additional Limited
  Partnership Interest based on 73,500 units outstanding       $      (48.62)  $      (38.25)   $     (100.41)  $      (87.28)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                  CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)

                                                                                                 For the six months ended
                                                                                                         June 30,
                                                                                               -----------------------------
                                                                                                   1998             1997
                                                                                               ------------     ------------
Cash flows from operating activities:
  Net loss                                                                                     $ (7,608,148)    $ (6,613,823)

  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Share of income from partnerships                                                              (969,952)      (1,139,618)
    Amortization of deferred costs                                                                   26,728           28,786
    Amortization of discount on purchase money notes                                              3,049,657        2,508,038
    Payment of purchase money note interest                                                        (272,155)        (292,814)

    Changes in assets and liabilities:
      Decrease in accrued interest receivable on advances to partnerships                                --            2,738
      Decrease in other assets                                                                      909,373            7,526
      Increase in accrued interest payable                                                        5,433,925        5,154,124
      (Decrease) increase in accounts payable and accrued expenses                                  (93,202)          17,313
      Decrease in consulting fees payable to related parties                                         (8,869)              --
                                                                                               ------------     ------------
        Net cash provided by (used in) operating activities                                         467,357         (327,730)
                                                                                               ------------     ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                        667,022          849,449
  Repayment of advances to partnerships                                                                  --           80,740
  Decrease in restricted cash equivalents                                                                --          535,410
                                                                                               ------------     ------------
        Net cash provided by investing activities                                                   667,022        1,465,599
                                                                                               ------------     ------------
Cash flows from financing activities:
  Payment of purchase money note principal                                                          (36,113)         (42,739)
  Pay-off of purchase money notes and related interest                                                   --         (531,100)
                                                                                               ------------     ------------
        Net cash used in financing activities                                                       (36,113)        (573,839)
                                                                                               ------------     ------------
Net increase in cash and cash equivalents                                                         1,098,266          564,030
Cash and cash equivalents, beginning of period                                                   10,197,871        8,871,297
                                                                                               ------------     ------------
Cash and cash equivalents, end of period                                                       $ 11,296,137     $  9,435,327
                                                                                               ============     ============
Supplemental cash flow information
  Cash paid during the period for interest                                                     $    272,155     $    292,814
                                                                                               ============     ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of June 30, 1998, and the results of its operations and its cash flows for the three and six months ended June 30, 1998 and 1997. The results of operations for the interim period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

     Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $42,011,391 (exclusive of unamortized discount on purchase money notes of $8,153,935) plus accrued interest of $91,596,685 as of June 30, 1998, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 and $1,330,000 matured on July 27, 1994 and August 31, 1997, respectively, but have not been paid, as discussed below. The remaining purchase money notes mature from 1999 to 2026.

     The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the outstanding principal of and accrued interest on the purchase money notes. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest of the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the Partnership.

     Interest expense on the Partnership's purchase money notes for the three and six months ended June 30, 1998 was $4,241,791 and $8,483,582 respectively, and $3,809,045 and $7,662,161 during the three and six months ended June 30, 1997, respectively. Amortization of the imputed interest on purchase money notes increased interest expense during the three and six months ended June 30, 1998 by $1,524,828 and $3,049,657, respectively, and by $1,124,660 and
$2,508,038 during the three and six months ended June 30, 1997, respectively. The accrued interest on the purchase money notes of $91,596,685 and $86,434,915 as of June 30, 1998 and December 31, 1997, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

                                  Garden Court
                                  ------------

     The report of the auditors on the financial statements of Garden Court Associates Limited Partnership (Garden Court) for the year ended December 31, 1997 indicated that substantial doubt existed about the ability of the Local Partnership to continue as a going concern due the negative cash flow resulting from decreasing occupancy levels. As of June 30, 1998, Garden Court reported a net operating loss of approximately $153,701 and a 49% occupancy level. Garden Court has been accruing management fees payable to the local managing general partner, who is also the management agent, in order to remain current on the mortgage note secured by the property. The Partnership's investment in Garden Court was previously reduced to zero as a result of losses from the Local Partnership during prior years. In addition, the Partnership did not issue any purchase money notes or debt instruments in connection with its investment in Garden Court. Therefore, the uncertainty about the Local Partnership's continued ownership of the property does not impact the Partnership's financial condition. Furthermore, the complete loss of this investment would not have a material impact on the financial condition of the Partnership. Nonetheless, the Managing General Partner is looking at alternatives to exit this investment.

                                Highland Village
                                ----------------

     The Managing General Partner is currently negotiating an extension on the purchase money notes related to Highland Village Associates (Highland Village). The purchase money notes, the aggregate principal amount of which is $1.1 million, mature on October 31, 1999. In connection with the proposed extension of the purchase money notes, the Managing General Partner, the local managing general partner and the purchase money noteholders are jointly exploring various options to refinance the Massachusetts Housing Finance Agency (MHFA) and HUD
Section 236 interest rate subsidized mortgage loan related to this property. There is no assurance that the noteholders will agree to an extension on the purchase money notes, or that a refinancing of the mortgage loan will be obtained.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Holiday Village
                                 ---------------

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments (Holiday Village) on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of August 6, 1998, principal and accrued interest totaling $1,370,000 and $5,248,468, respectively, were due.
The Managing General Partner and the noteholder continue to negotiate settlement options, and as of August 6, 1998, negotiations between the Managing General Partner and the noteholder were ongoing. There is no assurance that an agreement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend against any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

                                Jewish Federation
                                -----------------

     The purchase money notes relating to Jewish Federation Apartments Associates (Jewish Federation), the aggregate principal amount of which is $1.3 million, are due to mature October 31, 1999. In 1997, the Managing General Partner entered into an agreement with the purchase money noteholders to extend the maturity date for five years, subject to the donation and transfer by the Local Partnership of an unimproved portion of the property to an entity affiliated with the local managing general partner. The Local Partnership had entered into an agreement to make such donation and transfer, but the transaction was denied by HUD in January, 1998. In April 1998, the local managing general partner indicated that they had received verbal approval from HUD and intended to reapply for financing with HUD. There is no assurance that such financing will be obtained. The Managing General Partner will continue to work with the local managing general partner to attempt to work out an agreement relating the purchase money notes. There is no assurance that such an agreement can be reached.

                                 Redden Gardens
                                 --------------

     The Partnership defaulted on its purchase money notes relating to Redden Development Company (Redden Gardens) on August 31, 1997 when the notes matured and were not paid. The defaulted amount included principal and accrued interest of $1,330,000 and $2,783,593, respectively. As of August 6, 1998, principal and accrued interest of $1,330,000 and $3,126,700, respectively, were due. In accordance with the security agreement related to the purchase money notes, the Partnership submitted a plan of action to cure the default. The Managing General Partner proposed a five year extension on the purchase money notes.
This offer was rejected by the purchase money noteholders. On February 12, 1998, at the request of the purchase money noteholders, a subsequent proposal to extend the purchase money notes for five years was forwarded to the purchase money noteholders. As of August 6, 1998, the purchase money noteholders had not responded to this proposal. The Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

market-rate. No conclusion has been reached as of August 6, 1998. There is no assurance that the property will be converted nor is there any assurance that an agreement will be reached with the purchase money noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

                           Combined Local Partnerships
                           ---------------------------

     Following are combined statements of operations for the thirty-six and thirty-eight Local Partnerships in which the Partnership had invested as of June 30, 1998 and 1997, respectively. The statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                                  For the three months ended      For the six months ended
                                                                           June 30,                        June 30,
                                                                -----------------------------   -----------------------------
                                                                    1998            1997            1998             1997
                                                                ------------    ------------    ------------     ------------
Revenue:
  Rental revenue                                                $  8,361,421    $  9,196,035    $ 16,986,416     $ 18,360,167
  Other income, principally interest                                 555,200         567,695       1,114,384        1,138,780
                                                                ------------    ------------    ------------     ------------
                                                                   8,916,621       9,763,730      18,100,800       19,498,947
                                                                ------------    ------------    ------------     ------------
Expenses:
  Operating and other                                              5,147,762       5,619,590      10,803,306       11,727,779
  Interest                                                         1,684,479       1,886,105       3,371,495        3,772,208
  Depreciation and amortization                                    1,819,285       1,907,005       3,651,134        3,814,010
                                                                ------------    ------------    ------------     ------------
                                                                   8,651,526       9,412,700      17,825,935       19,313,997
                                                                ------------    ------------    ------------     ------------
Net income                                                      $    265,095    $    351,030    $    274,865     $    184,950
                                                                ============    ============    ============     ============


     As of June 30, 1998 and December 31, 1997, the Partnership's share of cumulative losses of eight and ten, respectively of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $13,725,857 and $13,044,976, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.   AFFORDABLE HOUSING LEGISLATION

     President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The new legislation allows all Section 8 contracts with rents at less than 120% of fair market rents which expire between now and September 1998 to be renewed for one year. In the event that these rents exceed 120% of fair market rents, the rents will be reduced to 120% of fair market rents. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration (FHA) will be subject to the Mark-to-Market legislation.

     Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses.
Each affected property will undergo debt restructuring according to terms determined by an individual property and operations evaluation. This will

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   AFFORDABLE HOUSING LEGISLATION - Continued

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


4.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $30,188 and $62,326 for the three and six months ended June 30, 1998, respectively, and $22,274 and $43,381 for the three and six months ended June 30, 1997, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Additionally, the Partnership is obligated to pay an annual incentive management fee (Management Fee), after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee, as discussed above, of $93,750 and $187,500 for the three and six months ended June 30, 1998, respectively, and like amounts for the three and six months ended June 30, 1997, respectively.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

     Capital Realty Investors-IV Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments
(HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to HAP contracts. President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The new legislation allows all Section 8 contracts with rents at less than 120% of fair market rents which expire between now and September 1998 to be renewed for one year. In the event that these rents exceed 120% of fair market rents, the rents will be reduced to 120% of fair market rents. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration
(FHA) will be subject to the Mark-to-Market legislation.

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

     Under current law, the write down of an FHA-insured mortgage under Mark-to-Market would trigger cancellation of debt income to the limited partners, a taxable event, even though no actual cash is received. Additionally, the newly created second mortgage may accrue interest at a lower-than-market rate, thereby generating further taxable "income." Proposals to counter these tax effects have been presented; however, no form of relief has been approved under Internal

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

Revenue Service regulations at this time. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring or potential tax liabilities to the limited partners at this time.

     The Managing General Partner is considering new strategies the mortgage loans on to deal with the ever changing environment of affordable housing policy. The mortgage loans on Section 236 and Section 221(d)(3) properties that are in the 18th year of their mortgage may be eligible for pre-payment. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently, there are a few lenders that will provide financing either to prepay the existing mortgage or provide additional funds to allow the property to convert to market-rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense for all parties involved.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $11,296,137 (or approximately $149.08 per Additional Limited Partner unit) and $10,197,871 (or approximately $134.58 per Additional Limited Partner unit) as of June 30, 1998 and December 31, 1997, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of June 30, 1998, $50,400 of cash resources were restricted for future interest payments on one of the purchase money notes. As of July 22, 1998, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $42,011,391 (exclusive of unamortized discount on purchase money notes of $8,153,935) plus accrued interest of $91,596,685 as of June 30, 1998, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 and $1,330,000 matured on July 27, 1994 and August 31, 1997, respectively, but have not been paid, as discussed in the notes to the consolidated financial statements. The remaining purchase money notes mature from 1999 to 2026. See the notes to the consolidated financial statements for additional information pertaining to these purchase money notes.

     The purchase money notes are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the outstanding principal of and accrued interest on the purchase money notes. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest of the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the Partnership.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. See the notes to the financial statements for alternatives relating to specific properties.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six months ended June 30, 1998 and 1997, the receipt of distributions from Local Partnerships was adequate to support operating and financing cash requirements. Cash and cash equivalents increased for the six months ended June 30, 1998 primarily due to the receipt of proceeds from the Valley Vista sale and the receipt of distributions from partnerships, offset by the payment of purchase money note interest.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three and six months ended June 30, 1998 increased over the corresponding periods in 1997 primarily due to an increase in interest expense due to an increase in the amortization of imputed interest, and a decrease in share of income from partnerships primarily due to higher operating expenses at one property. Contributing to the increase in net loss was an increase in general and administrative expenses due to higher payroll costs, and an increase in professional fees due to audit fees related to Second Lakewood. Partially offsetting the increase in net loss was an increase in interest and other income due to higher cash and cash equivalent balances.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and six months ended June 30, 1998 did not include losses of $340,642 and $680,881, respectively, compared to excluded losses of $369,791 and $709,608, respectively, for the three and six months ended June 30, 1997.

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

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                                 Holiday Village
                                 ---------------

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments (Holiday Village) on July 27, 1994 when the note matured and was not paid. The defaulted amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of August 6, 1998, principal and accrued interest totaling $1,370,000 and $5,248,468, respectively, were due.
The Managing General Partner and the noteholder continue to negotiate settlement options, and as of August 6, 1998, negotiations between the Managing General Partner and the noteholder were ongoing. There is no assurance that an agreement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend against any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

                                 Redden Gardens
                                 --------------

     The Partnership defaulted on its purchase money notes relating to Redden Development Company (Redden Gardens) on August 31, 1997 when the notes matured and were not paid. The defaulted amount included principal and accrued interest of $1,330,000 and $2,783,593, respectively. As of August 6, 1998, principal and accrued interest of $1,330,000 and $3,126,700, respectively, were due. In accordance with the security agreement related to the purchase money notes, the Partnership submitted a plan of action to cure the default. The Managing General Partner proposed a five year extension on the purchase money notes.
This offer was rejected by the purchase money noteholders. On February 12, 1998, at the request of the purchase money noteholders, a subsequent proposal to extend the purchase money notes for five years was forwarded to the purchase money noteholders. As of August 6, 1998, the purchase money noteholders had not responded to this proposal. The Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate. No conclusion has been reached as of August 6, 1998. There is no assurance that the property will be converted nor is there any assurance that an agreement will be reached with the purchase money noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1998.

     All other items are not applicable.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                         -----------------------------------------------
                                       (Registrant)

                         by: C.R.I., Inc.
                             Managing General Partner



August 6, 1998               by: /s/ Michael J. Tuszka
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