Form 10QSB
period 1998-09-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 1998-11-16
CIK 740371

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     September 30, 1998
                                   ------------------


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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                      (Outstanding at September 30, 1998)

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                                                                 Page
                                                                 ----

PART I.   Financial Information (Unaudited)

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1998 and
            December 31, 1997 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations and Accumulated
            Losses - for the three and nine months ended
            September 30, 1998 and 1997 . . . . . . . . . . .        2

          Consolidated Statements of Cash Flows - for the
            nine months ended September 30, 1998 and 1997 . .        3

          Notes to Consolidated Financial Statements -
            September 30, 1998 and 1997 . . . . . . . . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       13

PART II.  Other Information

Item 3.   Defaults upon Senior Securities . . . . . . . . . .       19

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       20

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       21

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       22

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                  CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                                                               September 30,    December 31,
                                                                                                   1998            1997
                                                                                               -------------    ------------
                                                                                                (Unaudited)
Investments in and advances to partnerships                                                    $  32,171,066    $  30,902,384
Cash and cash equivalents                                                                         11,441,052       10,197,871
Restricted cash                                                                                       50,400           50,400
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $389,800 and $368,785, respectively                                    730,398          751,413
Property purchase costs, net of accumulated amortization of
  $358,896 and $339,819, respectively                                                                658,566          677,643
Other assets                                                                                          54,326          937,386
                                                                                               -------------    -------------

      Total assets                                                                             $  45,105,808    $  43,517,097
                                                                                               =============    =============

                        LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                             $  35,382,284    $  30,843,912
Accrued interest payable                                                                          94,265,918       86,434,915
Accounts payable and accrued expenses                                                                135,456          216,960
Consulting fees payable to related parties                                                                --            8,869
                                                                                               -------------    -------------
      Total liabilities                                                                          129,783,658      117,504,656
                                                                                               -------------    -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                                                                   2,000            2,000
    Limited Partners                                                                              73,501,500       73,501,500
                                                                                               -------------    -------------
                                                                                                  73,503,500       73,503,500

  Less:
    Accumulated distributions to partners                                                         (6,921,002)      (6,921,002)
    Offering costs                                                                                (7,562,894)      (7,562,894)
    Accumulated losses                                                                          (143,697,454)    (133,007,163)
                                                                                               -------------    -------------
      Total partners' deficit                                                                    (84,677,850)     (73,987,559)
                                                                                               -------------    -------------
      Total liabilities and partners' deficit                                                  $  45,105,808    $  43,517,097
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                  CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED LOSSES
                                    (Unaudited)

                                                               For the three months ended         For the nine months ended
                                                                      September 30,                      September 30,
                                                              -----------------------------     -----------------------------
                                                                  1998            1997              1998            1997
                                                              -------------   -------------     -------------   -------------
Share of income from partnerships                             $   1,166,060   $   2,909,266     $   2,136,012   $   4,048,884
                                                              -------------   -------------     -------------   -------------
Other revenue and expenses:

 Revenue:
   Interest and other income                                        167,994         152,330           456,150         411,383
                                                              -------------   -------------     -------------   -------------
 Expenses:
   Interest                                                       4,241,792       3,831,982        12,725,374      11,494,143
   Management fee                                                    93,750          93,750           281,250         281,250
   General and administrative                                        42,116          35,990           144,387         119,751
   Professional fees                                                 25,175          25,957            91,350          76,243
   Amortization                                                      13,364          14,065            40,092          42,851
                                                              -------------   -------------     -------------   -------------
                                                                  4,416,197       4,001,744        13,282,453      12,014,238
                                                              -------------   -------------     -------------   -------------
      Total other revenue and expenses                           (4,248,203)     (3,849,414)      (12,826,303)    (11,602,855)
                                                              -------------   -------------     -------------   -------------
Loss before gain on disposition of investment
  in partnership                                                 (3,082,143)       (940,148)      (10,690,291)     (7,553,971)
Gain on disposition of investment in partnership                         --       1,921,993                --       1,921,993
                                                              -------------   -------------     -------------   -------------
(Loss) income before extraordinary gain from
  extinguishment of debt                                         (3,082,143)        981,845       (10,690,291)     (5,631,978)
Extraordinary gain from extinguishment of debt                           --         420,019                --         420,019
                                                              -------------   -------------     -------------   -------------
Net (loss) income                                                (3,082,143)      1,401,864       (10,690,291)     (5,211,959)
Accumulated losses, beginning of period                        (140,615,311)   (131,007,393)     (133,007,163)   (124,393,570)
                                                              -------------   -------------     -------------   -------------
Accumulated losses, end of period                             $(143,697,454)  $(129,605,529)    $(143,697,454)  $(129,605,529)
                                                              =============   =============     =============   =============
Net (loss) income allocated to General Partners (1.51%)       $     (46,540)  $      21,168     $    (161,423)  $     (78,701)
                                                              =============   =============     =============   =============
Net (loss) income allocated to Initial and Special
  Limited Partners (1.49%)                                    $     (45,924)  $      20,888     $    (159,285)  $     (77,658)
                                                              =============   =============     =============   =============
Net (loss) income allocated to Additional Limited
  Partners (97%)                                              $  (2,989,679)  $   1,359,808     $ (10,369,583)  $  (5,055,600)
                                                              =============   =============     =============   =============
Net (loss) income per unit of Additional Limited
  Partnership Interest based on 73,500 units outstanding      $      (40.68)  $       18.50     $     (141.08)  $      (68.78)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                 For the nine months ended
                                                                                                        September 30,
                                                                                               -----------------------------
                                                                                                   1998             1997
                                                                                               ------------     ------------
Cash flows from operating activities:
  Net loss                                                                                     $(10,690,291)    $ (5,211,959)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Share of income from partnerships                                                            (2,136,012)      (4,048,884)
    Amortization of deferred costs                                                                   40,092           42,851
    Amortization of discount on purchase money notes                                              4,574,486        3,762,057
    Payment of purchase money note interest                                                        (319,885)        (350,747)
    Gain on disposition of investment in partnership                                                     --       (1,921,993)
    Extraordinary gain from extinguishment of debt                                                       --         (420,019)
    Changes in assets and liabilities:
      Decrease in accrued interest receivable on advances to partnership                                 --            2,738
      Decrease (increase) in other assets                                                           883,060           (8,590)
      Increase in accrued interest payable                                                        8,150,888        7,731,185
      (Decrease) increase in accounts payable and accrued expenses                                  (81,504)          20,723
      Decrease in consulting fees payable to related parties                                         (8,869)              --
                                                                                               ------------     ------------
        Net cash provided by (used in) operating activities                                         411,965         (402,638)
                                                                                               ------------     ------------
Cash flows from investing activities:
  Receipt of distributions from partnerships                                                        867,329        2,986,747
  Repayment of advances to partnerships                                                                  --           80,740
  Investment released from escrow                                                                        --          535,410
  Net proceeds from disposition of investment in partnership                                             --        1,957,343
                                                                                               ------------     ------------
        Net cash provided by investing activities                                                   867,329        5,560,240
                                                                                               ------------     ------------
Cash flows from financing activities:
  Payment of purchase money note principal                                                          (36,113)         (42,739)
  Pay-off of purchase money notes and related interest                                                   --       (2,598,844)
                                                                                               ------------     ------------
        Net cash used in financing activities                                                       (36,113)      (2,641,583)
                                                                                               ------------     ------------
Net increase in cash and cash equivalents                                                         1,243,181        2,516,019
Cash and cash equivalents, beginning of period                                                   10,197,871        8,871,297
                                                                                               ------------     ------------
Cash and cash equivalents, end of period                                                       $ 11,441,052     $ 11,387,316
                                                                                               ============     ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                     $    319,885     $  1,243,393
                                                                                               ============     ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of September 30, 1998, and the results of its operations for the three and nine months ended September 30, 1998 and 1997, and its cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the interim period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $42,011,391 (exclusive of unamortized discount on purchase money notes of $6,629,107) plus accrued interest of $94,265,918 as of September 30, 1998, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in an aggregate principal amount of $1,370,000 and $1,330,000 matured on July 27, 1994 and August 31, 1997, respectively, and have not been paid or extended, as discussed below. Purchase money notes in aggregate principal amounts of $2,035,000, $3,169,912, $7,070,000, $3,095,000, $3,732,081, $1,760,000,
$1,500,000 and $740,000 mature July 1, 1999, July 31, 1999, August 1, 1999,
August 30, 1999, August 31, 1999, September 1, 1999, September 27, 1999 and September 30, 1999, respectively. The remaining purchase money notes mature later during 1999 through 2026.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to each of the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the Partnership. See further discussion of certain purchase money notes below.

     The following chart presents information related to purchase money notes, which mature through September 30, 1999, or which have matured and remain unpaid or unextended as of September 30, 1998.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                     Carrying Amount of
                                                  Partnership's Investment
                                                     in and Advances to                                    Aggregate
                             Number of                Underlying Local                                  Accrued Interest
   Purchase Money            Underlying              Partnerships as of             Aggregate             Balance as of
   Note Maturity         Local Partnerships          September 30, 1998         Principal Balance      September 30, 1998
  ----------------       ------------------       ------------------------      -----------------      ------------------
  3rd Quarter 1994                1                 $     1,295,612                $  1,370,000           $   5,345,052
  3rd Quarter 1997                1                         849,928                   1,330,000               3,185,897
  3rd Quarter 1999               16                      17,045,377                  23,101,993              44,148,291
                               ----                 ---------------                ------------           -------------
                                 18                 $    19,190,917                $ 25,801,993           $  52,679,240
                               ====                 ===============                ============           =============


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be acceptable to all of the noteholders.
Based on preliminary discussions with the holders of purchase money notes maturing through September 30, 1999, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to accept anything less than payment in full on the maturity date. In such instances, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would result in cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of the cash flow distributed by the Local Partnership from rental operations, future sales or refinancings. Of the 36 Local Partnerships in which the Partnership is invested as of September 30, 1998 and December 31, 1997, the 18 Local Partnerships with associated purchase money notes maturing through September 30, 1999, represent the following percentages of the Partnership's total investments in and advances to Local Partnerships, total distributions received from Local Partnerships, and share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                              Percentage of Total
                              Investments in and
                                 Advances to
        As of                 Local Partnerships
  ------------------          ------------------
  September 30, 1998                  60%
  December 31, 1997                   60%



                               Percentage of Total           Partnership's Share of
                              Distributions Received              Income from
  For Periods Ending          from Local Partnerships          Local Partnerships
  ------------------          -----------------------        ----------------------
  September 30, 1998                   53%                       $    1,114,079
  September 30, 1997                   32%                              779,285


     The Managing General Partner continues to address the impending maturity of its debt obligations and seeks strategies which will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes was $4,241,792 and $12,725,374 for the three and nine months ended September 30, 1998, respectively, and $3,831,982 and $11,494,143 for the three and nine months ended September 30, 1997, respectively. Amortization of imputed interest on purchase money notes increased interest expense by $1,524,829 and $4,574,486 for the three and nine months ended September 30, 1998, respectively, and by $1,254,019 and $3,762,057 for the three and nine months ended September 30, 1997, respectively. The accrued interest payable on the purchase money notes of $94,265,918 and $86,434,915 as of September 30, 1998 and December 31, 1997,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreements.

     As of both September 30, 1998 and December 31, 1997, the Partnership had advanced funds totaling $54,500 to a Local Partnership.

                                  Garden Court
                                  ------------

     The report of the auditors on the financial statements of Garden Court Associates Limited Partnership (Garden Court) for the year ended December 31, 1997 indicated that substantial doubt existed about the ability of the Local Partnership to continue as a going concern due the negative cash flow resulting from decreasing occupancy levels. As of September 30, 1998, Garden Court reported a net operating loss of approximately $231,000 and a 49% occupancy

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

level. The former local managing general partner of Garden Court has been removed and replaced by a new local managing general partner. The Partnership is currently negotiating with the new local managing general partner to sell its partnership interest in Garden Court for $50,000. There is no assurance that a sale will take place. In the interim, the uncertainty about the Local Partnership's ability to continue as a going concern and the resulting uncertainty about the Partnership's continuing investment in Garden Court does not impact the Partnership's financial condition because the Partnership's investment in Garden Court was previously reduced to zero as a result of losses from the Local Partnership during prior years. In addition, the Partnership did not issue any purchase money notes or debt instruments in connection with its investment in Garden Court. Therefore, the complete loss of this investment would not have a material impact on the financial condition of the Partnership.

                                Highland Village
                                ----------------

     The Managing General Partner is currently negotiating an extension on the purchase money notes related to Highland Village Associates (Highland Village). The purchase money notes, the aggregate principal amount of which is $1.1 million, mature on October 31, 1999. In connection with the proposed extension of the purchase money notes, the Managing General Partner, the local managing general partner and the noteholders are jointly exploring various options to refinance the Massachusetts Housing Finance Agency (MHFA) and HUD Section 236 interest rate subsidized mortgage loan related to this property. There is no assurance that the noteholders will agree to an extension of the purchase money notes, or that a refinancing of the mortgage loan will be obtained.

                                 Holiday Village
                                 ---------------

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments (Holiday Village) on July 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of November 12, 1998, principal and accrued interest of $1,370,000 and $5,417,098, respectively, were due. The Managing General Partner and the noteholders continue to negotiate settlement options, and as of November 12, 1998, negotiations between the Managing General Partner and the noteholders were ongoing. There is no assurance that any agreement will be reached. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend against any action by the noteholders. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

                                Jewish Federation
                                -----------------

     The purchase money notes relating to Jewish Federation Apartments Associates (Jewish Federation), the aggregate principal amount of which is $1.3 million, are due to mature October 31, 1999. In 1997, the Managing General Partner entered into an agreement with the noteholders to extend the maturity

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

date for five years, subject to the donation and transfer by the Local Partnership of an unimproved portion of the property to an entity affiliated with the local managing general partner. The Local Partnership had entered into an agreement to make such donation and transfer, but the transaction was denied by HUD in January, 1998. In April 1998, the local managing general partner indicated that they had received verbal approval from HUD and intended to reapply for financing with HUD. There is no assurance that such financing will be obtained. The Managing General Partner will continue to work with the local managing general partner to attempt to work out an agreement relating the purchase money notes. There is no assurance that such an agreement can be reached.

                                 Redden Gardens
                                 --------------

     The Partnership defaulted on its purchase money note relating to Redden Development Company (Redden Gardens) on August 31, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $1,330,000 and $2,783,593, respectively. As of November 12, 1998, principal and accrued interest of $1,330,000 and $3,222,666, respectively, were due. In accordance with the security agreement related to the purchase money note, the Partnership submitted a plan of action to cure the default. The Managing General Partner proposed to extend the maturity of the purchase money note for five years. This offer was rejected by the noteholders. On February 12, 1998, at the request of the noteholders, a subsequent proposal to extend the maturity of the purchase money note for five years was forwarded to the noteholders. As of November 12, 1998, the noteholders had not responded to this proposal. The Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate; no conclusion has been reached as of November 12, 1998. There is no assurance that the property will be converted nor is there any assurance that any agreement will be reached with the noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

                                 Second Lakewood
                                 ---------------

     On July 2, 1997, Second Lakewood, a 219 unit apartment complex located in Schaumberg, Illinois was sold. The sale of the property generated cash proceeds to the Partnership of approximately $1.7 million at closing. Subsequent to closing, the Partnership received additional funds totaling $253,385 related to the Partnership's share of the release of funds held in security deposits, insurance accounts, real estate tax escrows and other accounts. Additionally subsequent to closing, the Partnership paid $42,008 as of November 12, 1998 related to outstanding expense invoices of the Local Partnership. The sale resulted in a net financial statement gain of approximately $1.9 million. The federal tax gain was approximately $10.7 million.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                  Valley Vista
                                  ------------

     On August 22, 1997, Valley Vista closed on the refinancing of its mortgage loan. Proceeds of approximately $2.1 million generated from the refinancing were used to retire, at a discount, the remaining purchase money note obligation of the Partnership with respect to such property, resulting in an extraordinary gain from extinguishment of debt of approximately $400,000. The proceeds from the refinancing used to retire the Partnership's purchase money note obligation were in excess of the Partnership's basis in Valley Vista and are included in share of income from partnerships. Additionally, effective December 1, 1997, the Partnership assigned its partnership interest in Valley Vista to the local managing general partner and withdrew from the Local Partnership. On January 13, 1998, the Partnership received $910,000 related to the assignment of its interest in Valley Vista. These proceeds were in excess of the Partnership's basis in Valley Vista, resulting in financial statement gain of $834,000 during 1997. The federal tax gain was approximately $5.3 million.

                           Combined Local Partnerships
                           ---------------------------

     The following are combined statements of operations for the 36 and 37 Local Partnerships in which the Partnership is invested as of September 30, 1998 and 1997, respectively. The statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                       COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the three months ended        For the nine months ended
                                                                       September 30,                     September 30,
                                                              -----------------------------     -----------------------------
                                                                  1998             1997             1998             1997
                                                              ------------     ------------     ------------     ------------
Revenue:
  Rental revenue                                              $ 10,165,890     $  8,689,237     $ 27,152,306     $ 27,049,404
  Other                                                            582,609          537,091        1,696,993        1,675,871
                                                              ------------     ------------     ------------     ------------
                                                                10,748,499        9,226,328       28,849,299       28,725,275
                                                              ------------     ------------     ------------     ------------

Expenses:
  Operating                                                      5,963,068        5,077,369       16,766,374       16,805,148
  Interest                                                       2,073,982        1,703,384        5,445,477        5,475,592
  Depreciation and amortization                                  2,072,115        1,840,243        5,723,249        5,654,253
                                                              ------------     ------------     ------------     ------------
                                                                10,109,165        8,620,996       27,935,100       27,934,993
                                                              ------------     ------------     ------------     ------------
Net income                                                    $    639,334     $    605,332     $    914,199     $    790,282
                                                              ============     ============     ============     ============


     As of September 30, 1998 and December 31, 1997, the Partnership's share of cumulative losses to date of 8 and 10, respectively, of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $14,264,438 and $13,044,976, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.   AFFORDABLE HOUSING LEGISLATION

     President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 contracts with rents at less than 120% of fair market rents which expire between October 1997 and September 1998 to be renewed for one year. In the event that these rents exceed 120% of fair market rents, these rents will be reduced to 120% of fair market rents. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration (FHA) are subject to the Mark-to-Market legislation.

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

     The Section 8 HAP contracts for the following properties expired during the government's fiscal year 1998 and have been renewed as indicated.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

3.   AFFORDABLE HOUSING LEGISLATION - Continued

                                                   Units             Original            Renewed
                                              Authorized for       Expiration of       Expiration of
                          Number of          Rental Assistance       Section 8           Section 8
 Property                Rental Units         Under Section 8      HAP Contract        HAP Contract
 --------                ------------        -----------------     -------------       -------------
 Cottonwood Park             126                     6                06/30/98           06/30/99
 Holiday Village              80                     6                06/01/98           06/04/03
 Redden Gardens              150                    29                09/30/98           09/30/99
 Tradewinds Terrace          122                    44                09/30/98           09/30/99
 Westport Village            121                    12                01/01/98           05/01/16


     The Section 8 HAP contracts for the following properties have expired or will expire during the government's fiscal year 1999.


                                                                     Original          Estimated
                                          Units Authorized for     Expiration of      Expiration of
                           Number of       Rental Assistance         Section 8          Section 8
Property                  Rental Units      under Section 8        HAP Contract       HAP Contract
--------                  ------------    --------------------     -------------      -------------
Glenride Gardens              120                  24                 05/31/99             (1)
Wellington Woods              109                  73                 10/19/99             (1)
Pilgrim Tower North           258                 205                 10/31/98           10/31/99


(1) The Managing General Partner expects that these Section 8 HAP Contracts will be renewed for one year upon expiration.

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

4.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $22,488 and $84,814 for the three and nine months ended September 30, 1998, respectively, and $18,468 and $61,848 for the three and nine months ended September 30, 1997, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

4.   RELATED-PARTY TRANSACTIONS - Continued

Managing General Partner an annual incentive management fee (the Management
Fee), after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 and $281,250 for the three and nine months ended September 30, 1998, respectively, and like amounts for the three and nine months ended September 30, 1997.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. The Managing General Partner and/or its affiliates earned net fees for services relating to the sale of River Run of $26,606 on August 27, 1996.
Of this amount, $17,737 was paid by the Partnership on December 20, 1996. On March 24, 1998, the remaining balance of $8,869 was paid by the Partnership.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments
(HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 contracts with rents at less than 120% of fair market rents which expire between October 1997 and September 1998 to be renewed for one year. In the event that these rents exceed 120% of fair market rents, these rents will be reduced to 120% of fair market rents. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration (FHA) are subject to the Mark-to-Market legislation.

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

     Under current law, the write down of an FHA-insured mortgage under Mark-to-Market would trigger cancellation of debt income to the partners, a taxable event, even though no actual cash is received. The newly created second mortgage will accrue interest at a rate below market; however, the Internal Revenue Service issued a ruling in July 1998 that the below market rate of interest will not generate additional ordinary income. Each property subject to

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring or potential tax liabilities to the limited partners at this time.

     The Managing General Partner is considering new strategies to deal with the ever changing environment of affordable housing policy. The mortgage loans on
Section 236 and Section 221(d)(3) properties that are in the 18th year of their mortgage may be eligible for prepayment. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties.
Currently, there are a few lenders that will provide financing either to prepay the existing mortgage or provide additional funds to allow the property to convert to market-rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense for all parties involved.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $11,441,042 (or approximately $150.99 per Additional Limited Partner unit) and $10,197,871 (or approximately $134.58 per Additional Limited Partner unit) as of September 30, 1998 and December 31, 1997, respectively, along with anticipated future cash distributions from the Local Partnerships, are expected to meet its current and anticipated operating cash needs. As of September 30, 1998, $50,400 of cash resources were restricted for future interest payments on one of the purchase money notes. As of November 13, 1998, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $42,011,391 (exclusive of unamortized discount on purchase money notes of $6,629,107) plus accrued interest of $94,265,918 as of September 30, 1998, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local
Partnership's permanent loan; or (3) maturity.    Purchase money notes in an
aggregate principal amount of $1,370,000 and $1,330,000 matured on July 27, 1994 and August 31, 1997, respectively, and have not been paid or extended, as discussed below. Purchase money notes in aggregate principal amounts of $2,035,000, $3,169,912, $7,070,000, $3,095,000, $3,732,081, $1,760,000,
$1,500,000 and $740,000 mature July 1, 1999, July 31, 1999, August 1, 1999,
August 30, 1999, August 31, 1999, September 1, 1999, September 27, 1999 and September 30, 1999, respectively. The remaining purchase money notes mature later during 1999 through 2026. See the notes to the consolidated financial statements for additional information pertaining to these purchase money notes.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not impact the Partnership's financial

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to each of the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material impact on the financial condition of the Partnership. See further discussion of certain purchase money notes in the footnotes to the consolidated financial statements.

     The following chart presents information related to purchase money notes which mature through September 30, 1999, or which have matured and remain unpaid or unextended as of September 30, 1998.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------


                                                      Carrying Amount of
                                                   Partnership's Investment
                                                      in and Advances to                                      Aggregate
                             Number of                 Underlying Local                                    Accrued Interest
   Purchase Money            Underlying               Partnerships as of              Aggregate              Balance as of
   Note Maturity         Local Partnerships           September 30, 1998          Principal Balance       September 30, 1998
  ----------------       ------------------        ------------------------       -----------------       ------------------
  3rd Quarter 1994                1                  $     1,295,612                 $  1,370,000            $   5,345,052
  3rd Quarter 1997                1                          849,928                    1,330,000                3,185,897
  3rd Quarter 1999               16                       17,045,377                   23,101,993               44,148,291
                               ----                  ---------------                 ------------            -------------
                                 18                  $    19,190,917                 $ 25,801,993            $  52,679,240
                               ====                  ===============                 ============            =============


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, or refinancing the respective properties' underlying debt and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be acceptable to all of the noteholders.
Based on preliminary discussions with the holders of purchase money notes maturing through September 30, 1999, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to accept anything less than payment in full on the maturity date. In such instances, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would result in cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of the cash flow distributed by the Local Partnership from rental operations, future sales or refinancings. Of the 36 Local Partnerships in which the Partnership is invested as of September 30, 1998 and December 31, 1997, the 18 Local Partnerships with associated purchase money notes maturing through September 30, 1999, represent the following percentages of the Partnership's total investments in and advances to Local Partnerships, total distributions received from Local Partnerships, and share of income from Local Partnerships.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------


                                   Percentage of Total
                                   Investments in and
                                      Advances to
             As of                 Local Partnerships
       ------------------          ------------------
       September 30, 1998                  60%
       December 31, 1997                   60%



                                    Percentage of Total          Partnership's Share of
                                   Distributions Received             Income from
       For Periods Ending          from Local Partnerships         Local Partnerships
       ------------------          -----------------------       ----------------------
       September 30, 1998                   53%                      $    1,114,079
       September 30, 1997                   32%                             779,285


     The Managing General Partner continues to address the impending maturity of its debt obligations and seeks strategies which will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1998 and 1997, the receipt of distributions from Local Partnerships was adequate to support operating and financing cash requirements.

     The Managing General Partner plans to distribute $735,000 (or $10 per Additional Limited Partner Unit) to the Additional Limited Partners from cash resources accumulated from operations and distributions from partnerships by November 30, 1998, to holders of record as of September 30, 1998. The Managing General Partner intends to retain all of the Partnership's remaining undistributed proceeds for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to other Local Partnerships.

                              Results of Operations
                              ---------------------

     The Partnership recognized a net loss for the three months ended September 30, 1998 as opposed to net income for the corresponding period in 1997. The Partnership's net loss for the nine months ended September 30, 1998 increased from the corresponding period in 1997. Both of these variances were primarily due to the gain on disposition of investment in the Second Lakewood property in 1997 and a decrease in share of income from partnerships primarily due to the receipt, in 1997, of proceeds from the Valley Vista refinancing which were in excess of the Partnership's investment in that Local Partnership. Contributing to the increase in the Partnership's net loss in 1998 was the extraordinary gain

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

from extinguishment of the Valley Vista purchase money notes during 1997, and an increase in interest expense due to the amortization of imputed interest.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and nine months ended September 30, 1998 did not include losses of $538,581 and $1,219,462, respectively, compared to excluded losses of $243,476 and $953,084, for the three and nine months ended September 30, 1997, respectively.

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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999.

     The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is substantially complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. The Managing General Partner expects final completion of this phase by November 30, 1998. The Assessment Phase is currently underway. Under the Assessment Phase, all applications and functions identified in the Planning Phase are being analyzed to determine Y2K compliance and the materiality of each identified risk is being determined. In the event of noncompliance, for a material risk, timetables for corrective action, as well as estimated costs to achieve compliance, are being determined. Completion of this phase is expected by December 31, 1998. The Implementation Phase is also underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by June 1999. Additionally, the Managing General Partner is currently working with third party vendors and service providers to verify their Y2K compliance. Final completion of this phase is expected by June 1999. The Testing Phase, which will include testing

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

of internal applications as well as third party systems, is expected to begin during January 1999 and continue throughout 1999. Contingency planning is scheduled to commence during the fourth quarter 1998 and be completed by year-end 1999. Although the expense associated with the Y2K Project cannot presently be determined, the Managing General Partner does not expect it to be material.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                                 Holiday Village
                                 ---------------

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments (Holiday Village) on July 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of November 13, 1998, principal and accrued interest of $1,370,000 and $5,417,098, respectively, were due. The Managing General Partner and the noteholders continue to negotiate settlement options, and as of November 13, 1998, negotiations between the Managing General Partner and the noteholders were ongoing. There is no assurance that any agreement will be reached. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend against any action by the noteholders. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed in the notes to the consolidated financial statements.

                                 Redden Gardens
                                 --------------

     The Partnership defaulted on its purchase money note relating to Redden Development Company (Redden Gardens) on August 31, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $1,330,000 and $2,783,593, respectively. As of November 13, 1998, principal and accrued interest of $1,330,000 and $3,222,666, respectively, were due. In accordance with the security agreement related to the purchase money note, the Partnership submitted a plan of action to cure the default. The Managing General Partner proposed to extend the maturity of the purchase money note for five years. This offer was rejected by the noteholders. On February 12, 1998, at the request of the noteholders, a subsequent proposal to extend the maturity of the purchase money note for five years was forwarded to the noteholders. As of November 13, 1998, the noteholders had not responded to this proposal. The Managing General Partner commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate; no conclusion has been reached as of November 13, 1998. There is no assurance that the property will be converted nor is there any assurance that any agreement will be reached with the noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed in the notes to the consolidated financial statements.

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1998.

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

                         CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                         -----------------------------------------------
                         (Registrant)

                         by: C.R.I., Inc.
                             -------------------------------------------
                             Managing General Partner



November 13, 1998            by: /s/ Michael J. Tuszka
-----------------                ---------------------------------------
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