Form 10KSB
period 1998-12-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 1999-03-31
CIK 740371

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1998
                              -----------------

Commission file number             0-13523
                              -----------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
-----------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Maryland                                      52-1328767
-----------------------------------------         ---------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

11200 Rockville Pike, Rockville, Maryland                 20852
-----------------------------------------         ---------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number     (301) 468-9200
                              --------------



Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
     Title of each class                          on which registered
            NONE                                            N/A
-----------------------------------------         ----------------------

Securities registered pursuant to Section 12(g) of the Act:

                              LIMITED PARTNER UNITS
------------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes [X]   No
[ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year $2,644,110.

     The limited partner interests of the Registrant are not traded in any market. Therefore, the limited partner interests had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                             (a limited partnership)

                        1998 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                                 Page
                                                                 ----
                                     PART I
                                     ------

Item 1.  Business   . . . . . . . . . . . . . . . . . . . .      I-1
Item 2.  Properties   . . . . . . . . . . . . . . . . . . .      I-7
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . .      I-7
Item 4.  Submission of Matters to a Vote
           of Security Holders  . . . . . . . . . . . . . .      I-7


                                     PART II
                                     -------

Item 5.  Market for the Registrant's Partnership
           Interests and Related Partnership Matters    . .      II-1
Item 6.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations  . . . . . . . . . . . . . . . . .      II-2
Item 7.  Financial Statements   . . . . . . . . . . . . . .      II-10
Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure   . . . .      II-10


                                    PART III
                                    --------

Item 9.  Directors and Executive Officers
           of the Registrant  . . . . . . . . . . . . . . .      III-1
Item 10. Executive Compensation   . . . . . . . . . . . . .      III-2
Item 11. Security Ownership of Certain Beneficial
           Owners and Management  . . . . . . . . . . . . .      III-2
Item 12. Certain Relationships and Related Transactions   .      III-3
Item 13. Exhibits and Reports on Form 8-K   . . . . . . . .      III-4

Signatures  . . . . . . . . . . . . . . . . . . . . . . . .      III-6

Financial Statements  . . . . . . . . . . . . . . . . . . .      III-7

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

     Capital Realty Investors-IV Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983. On June 13, 1984, the Partnership commenced offering 75,000 limited partner interests through a public offering which was managed by Merrill Lynch, Pierce, Fenner & Smith Incorporated (Merrill Lynch). The Partnership closed the offering on August 31, 1984 when 73,500 units of limited partner interests became fully subscribed.

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in 47 Local Partnerships. As of December 31, 1998, the Partnership held investments in 35 Local Partnerships. Each of these Local Partnerships owns and operates a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and/or subsidies, and remained as the local general partners in the Local Partnerships. The Partnership became the principal limited partner in 44 (32 as of December 31, 1998) of these Local Partnerships. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a limited partner, the Partnership's legal liability for obligations of the Local Partnership is limited to its investment. In three Local Partnerships which are general partnerships, the Partnership has invested as a limited partner in intermediary partnerships which, in turn, have invested as general partners in the Local Partnerships. In

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the 32 Local Partnerships and the three intermediary partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for developing, constructing, maintaining, operating and managing the project. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

     Although each of the Local Partnerships in which the Partnership has invested owns an apartment complex which must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the Managing General Partner believes there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership, except in specific circumstances as described in Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 1998 follows.

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
           IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                               HAS AN INVESTMENT(1)


                                                                                               Units          Expiration
                           Mortgage                                                        Authorized for         of
 Name and Location        Payable at        Financed and/or Insured        Number of        Rental Asst.       Section 8
of Apartment Complex     12/31/98 (2)       and/or Subsidized Under       Rental Units      Under Sec. 8      HAP Contract
--------------------     ------------    -----------------------------    ------------     --------------     -------------
Asbury Tower             $  6,864,089    New Jersey Housing and                 350               139           01/01/02
 Asbury Park, NJ                          Mortgage Finance Agency
                                          (NJHMFA)/236

Campbell Terrace            9,327,417    Illinois Housing Development           249               249           05/31/15
 Chicago, IL                              Authority (IHDA)

Cannonsburg House           2,359,755    Pennsylvania Housing Finance           104               104           01/31/18
 Cannonsburg, PA                          Agency (PHFA)

Cedar Point                 2,323,844    IHDA/236                               160                 0              --
 Springfield, IL

Char House                  2,515,493    PHFA                                   104               104           06/30/19
 Charleroi, PA

Chippewa County             1,625,785    Wisconsin Housing and Economic         109               109           07/14/02
 Chippewa Falls, WI                       Development Authority (WHEDA)

Clearfield Hills II         1,473,042    Conventional Mortgage                   76                 0              --
 Clearfield, UT

Cottonwood Park             1,659,091    HUD/236                                126                 6           06/30/99
 Shawnee Mission, KS

Crescent Gardens            1,671,227    GMAC/FHA                               100               100           01/09/01
 Wilson, NC

De Angelis Manor            1,079,129    Rhode Island Housing and                96                96           11/30/08
 West Warwick, RI                         Mortgage Finance Corporation
                                          (RIHMFC)

Fairway Park Apts.          7,621,718    IHDA                                   210                42           06/30/04
 Naperville, IL

Glenridge Gardens           2,176,798    HUD/236                                120                24           05/31/99
 Augusta, ME

Hale Ohana                  1,478,407    USDA-Rural Development                  30                29           12/12/16
 Koloa, Kauai, HI                         (USDA-RD)/515

Harborview                  4,589,071    HUD/101                                300               299           06/01/00
 St. Croix,
 U.S. Virgin Islands

Highland Village            1,448,472    Massachusetts Housing Finance          111                58           06/05/12
 Ware, MA                                 Agency (MHFA)/236

                                  (continued)

                  SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                         HAS AN INVESTMENT(1) - Continued


                                                                                               Units          Expiration
                           Mortgage                                                        Authorized for         of
 Name and Location        Payable at        Financed and/or Insured        Number of        Rental Asst.       Section 8
of Apartment Complex     12/31/98 (2)       and/or Subsidized Under       Rental Units      Under Sec. 8      HAP Contract
--------------------     ------------    -----------------------------    ------------     --------------     -------------
Holiday Village          $    927,661    USDA-RD/515                             80                 6           06/01/03 (4)
 Park City, UT

Hometown Villages           1,584,574    WHEDA                                  178               178           06/01/05
 Various cities, WI

Jewish Federation           3,960,043    NJHMFA/236                             145               144           11/28/18
 Cherry Hill, NJ

Lakes of Northdale          9,610,000    Florida Housing Finance                216                 0              --
 Tampa, FL                                Authority

Liberty Tower               2,265,457    PHFA                                   104               104           12/10/10
 California, PA

Madison Square              3,899,268    Michigan State Housing Devel-          133               133           06/30/14
 Grand Rapids, MI                         opment Authority

Mary Allen West Tower       2,515,000    City of Galesburg                      154               153           03/01/09
 Galesburg, IL

Matthew XXV                 1,082,050    RIHMFC                                  95                95           06/18/03
 Warwick, RI

Northridge Park             5,246,483    California Housing Finance             104                 0              --
 Salinas, CA                              Agency (CHFA)

Pilgrim Tower East          5,479,933    CHFA                                   158               158           10/17/24
 Pasadena, CA

Pilgrim Tower North         4,262,438    FHA/236                                258               205           02/29/00
 Pasadena, CA

Redden Gardens              2,109,343    HUD                                    150                29           09/30/99 (4)
 Dover, NH

Riverview Manor             1,162,203    WHEDA                                   76                76           08/15/12
 Fort Atkinson, WI

Scoville Center             2,915,302    WHEDA                                  151               151           08/31/03
 Beloit, WI

Thornwood House             3,484,523    IHDA/236                               183                73           01/31/16
 University Park, IL

Tradewinds Terrace          1,533,177    FHA/236                                122                44           09/30/99 (4)
 Traverse City, MI

                                 (continued)

                SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
           IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                        HAS AN INVESTMENT(1) - Continued


                                                                                               Units          Expiration
                           Mortgage                                                        Authorized for         of
 Name and Location        Payable at        Financed and/or Insured        Number of        Rental Asst.       Section 8
of Apartment Complex     12/31/98 (2)       and/or Subsidized Under       Rental Units      Under Sec. 8      HAP Contract
--------------------     ------------    -----------------------------    ------------     --------------     -------------
Valley View Apts.        $  2,502,941    IHDA/236                               179                 0           --
 Rockford, IL

Wellington Woods            1,961,860    USDA-RD/515                            109                73           10/19/99
 Clarkson, NY

Westport Village            1,674,042    IHDA/236                               121                12           05/01/16
 Freeport, IL

Wollaston Manor             3,597,603    MHFA/236                               164                41           04/01/11
 Quincy, MA
--------------------     ------------                                      --------            ------
Totals 35                $109,987,239                                         5,125             3,034
                         ============                                      ========            ======



                 SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                         HAS AN INVESTMENT(1) - Continued

                                                                                    Average Effective Annual
                                      Units Occupied As                                  Rental Per Unit
                                  Percentage of Total Units                 for the Years Ended
                                      As of December 31,                                   December 31,
 Name and Location            ---------------------------------       -----------------------------------------------------
of Apartment Complex          1998    1997    1996   1995   1994        1998       1997       1996        1995       1994
--------------------          ----    ----    ----   ----   ----      --------   --------   --------    --------   --------
Asbury Tower                    97%     86%     94%    94%    92%     $  5,843   $  5,486   $  5,373    $  5,272   $  5,053
 Asbury Park, NJ

Campbell Terrace               100%    100%    100%   100%   100%       11,868     11,704     11,294      10,989     10,816
 Chicago, IL

Cannonsburg House               96%     97%     99%    96%    97%        8,536      8,583      8,631       8,600      8,357
 Cannonsburg, PA

Cedar Point                     96%     82%     96%    97%    95%        4,678      4,384      4,446       4,477      4,340
 Springfield, IL

Char House                     100%    100%     99%   100%    99%        8,364      8,380      8,287       8,181      8,073
 Charleroi, PA

Chippewa County                 96%     94%     94%    92%    94%        5,372      5,109      5,097       5,063      5,059
 Chippewa Falls, WI

Clearfield Hills II             90%     86%     93%   100%    97%        5,154      5,451      5,535       5,173      5,128
 Clearfield, UT

Cottonwood Park                100%    100%     98%    99%    99%        4,432      4,210      4,207       4,213      4,218
 Shawnee Mission, KS

Crescent Gardens               100%    100%     99%   100%   100%        4,992      4,980      4,980       4,980      4,873
 Wilson, NC

De Angelis Manor               100%    100%    100%   100%   100%        8,443      8,446      8,457       8,838      8,335
 West Warwick, RI

Fairway Park Apt.               97%     83%     96%    94%    99%        9,066      9,079      8,933       8,758      8,581
 Naperville, IL

Glenridge Gardens               95%     95%     91%    86%    93%        4,651      4,352      4,040       4,324      4,229
 Augusta, ME

Hale Ohana                     100%    100%     96%    93%    97%        9,099      8,919      8,970       8,837      8,290
 Koloa, Kauai, HI

Harborview                     100%    100%     98%    99%   100%        8,415      8,391      8,329       8,411      7,791
 St. Croix,
 U.S. Virgin Islands

Highland Village                95%     91%     95%    99%   100%        5,761      5,522      5,442       5,313      5,245
 Ware, MA

                                   (continued)

                  SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
              IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                           HAS AN INVESTMENT(1) - Continued

                                                                                    Average Effective Annual
                                      Units Occupied As                                  Rental Per Unit
                                  Percentage of Total Units                 for the Years Ended
                                      As of December 31,                                   December 31,
 Name and Location            ---------------------------------       -----------------------------------------------------
of Apartment Complex          1998    1997    1996   1995   1994        1998       1997       1996        1995       1994
--------------------          ----    ----    ----   ----   ----      --------   --------   --------    --------   --------
Holiday Village                 99%     98%     96%    99%    95%     $  3,421   $  3,334   $  3,340    $  3,414   $  3,282
 Park City, UT

Hometown Villages               96%     96%     97%    91%    95%        5,768      5,852      5,677       5,601      5,608
 Various cities, WI

Jewish Federation              100%    100%    100%   100%    97%        9,399      9,472      9,475       8,929      8,813
 Cherry Hill, NJ

Lakes of Northdale              95%     94%     92%    89%    95%        7,636      7,075      6,949       7,486      7,151
 Tampa, FL

Liberty Tower                   97%    100%     99%    99%    96%        8,301      8,252      8,324       8,270      8,077
 California, PA

Madison Square                  95%     95%     98%    98%    97%        7,344      7,256      7,397       7,170      7,115
 Grand Rapids, MI

Mary Allen West Tower          100%    100%     99%   100%   100%        6,115      6,156      6,165       6,170      6,142
 Galesburg, IL

Matthew XXV                    100%     97%    100%   100%   100%        8,876      8,913      8,775       8,724      8,874
 Warwick, RI

Northridge Park                 93%     94%     90%    91%    94%        9,465      8,553      8,038       7,576      7,244
 Salinas, CA

Pilgrim Tower East             100%    100%     99%   100%   100%        8,737      8,744      8,734       8,717      8,661
 Pasadena, CA

Pilgrim Tower North            100%     99%     98%   100%   100%        4,647      4,601      4,625       4,663      4,321
 Pasadena, CA

Redden Gardens                 100%    100%    100%    97%   100%        5,151      4,689      4,694       4,717      4,560
 Dover, NH

Riverview Manor                 85%     97%    100%    97%   100%        5,316      5,588      5,668       5,639      5,599
 Fort Atkinson, WI

Scoville Center                 91%     95%     98%    95%    99%        5,262      5,333      5,303       5,220      5,131
 Beloit, WI

Thornwood House                 95%     99%    100%   100%   100%        5,028      4,905      4,832       4,665      4,496
 University Park, IL

                                   (continued)

                 SCHEDULE OF PROJECTS OWNED BY LOCAL PARTNERSHIPS
             IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                          HAS AN INVESTMENT(1) - Continued

                                                                                    Average Effective Annual
                                      Units Occupied As                                  Rental Per Unit
                                  Percentage of Total Units                 for the Years Ended
                                      As of December 31,                                   December 31,
 Name and Location            ---------------------------------       -----------------------------------------------------
of Apartment Complex          1998    1997    1996   1995   1994        1998       1997       1996        1995       1994
--------------------          ----    ----    ----   ----   ----      --------   --------   --------    --------   --------
Tradewinds Terrace              93%     96%     96%    95%    99%     $  4,671   $  5,167   $  4,198    $  4,096   $  4,095
 Traverse City, MI

Valley View Apts.               94%     99%     98%   100%   100%        4,393      4,389      4,265       4,071      3,877
 Rockford, IL

Wellington Woods               100%    100%    100%    97%   100%        3,142      2,986      2,895       2,854      2,645
 Clarkson, NY

Westport Village                95%     96%     98%    98%    97%        4,772      4,905      4,783       4,595      4,406
 Freeport, IL

Wollaston Manor                100%     99%    100%    99%   100%        5,975      5,818      5,819       5,791      5,634
 Quincy, MA
                              ----    ----    ----   ----   ----      --------   --------   --------    --------   --------
Totals(3) 35                    97%     96%     97%    97%    98%     $  6,517   $  6,428   $  6,342    $  6,280   $  6,118
                              ====    ====    ====   ====   ====      ========   ========   ========    ========   ========


                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 1998.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) The Section 8 contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.

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

     On December 31, 1998, the local managing general partner sold the property held by Garden Court Associates Limited Partnership (Garden Court). See the notes to the consolidated financial statements for more information pertaining to the sale. No other sales of investments in partnerships were contemplated as of March 31, 1999.


ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors-IV Limited Partnership indirectly holds an interest in the underlying real estate. See Part I, Item 1 for information pertaining to these properties.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     There are no material legal proceedings to which the Partnership is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     (a) On December 23, 1998, Equity Resource Boston Fund (Boston Fund), a Massachusetts Limited Partnership which is affiliated with Equity Resources Group, the general partner of various partnerships that are additional limited partners in the Partnership, initiated a tender offer to purchase 1,470 additional units in the Partnership at a price of $25 per Additional Limited Partner unit. Boston Fund, which is unaffiliated with CRI, Inc., stated that it made the offer for the express purpose of holding the limited partnership units for investment purposes and not with a view to resale. The price offered was determined solely at the discretion of Boston Fund and did not necessarily represent the fair market value of each Additional Limited Partner unit. The Boston Fund offer expired on January 23, 1999, and as of March 31, 1999, Boston Fund held approximately 2.8% of the Additional Limited Partner units of the Partnership. Other than the Boston Fund tender offer, or any others of the same type, it is not anticipated that there will be any formal market for resale of interests in the Partnership. As a result, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

     (b) As of March 31, 1999, there were approximately 7,000 registered holders of limited partner interests in the Partnership.

     (c) On November 20, 1998, the Partnership made a cash distribution of $733,970 ($10.00 per Additional Limited Partner Unit) to the Additional Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from partnerships. On November 18, 1997, the Partnership distributed $1,469,300 ($20.00 per Additional Limited Partner unit) to the Additional Limited Partners. The distribution was a result of the sale of the property relating to the Partnership's investment in Second Lakewood.

          The Partnership received distributions of $1,098,649 and $3,204,192 from Local Partnerships during 1998 and 1997, respectively. Some of the Local Partnerships operate under restrictions imposed by the government agencies that limit the cash return available to the Partnership.

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

                                     General
                                     -------

     The Partnership has invested, through Local Partnerships, principally in federal or state government-assisted apartment properties (the "properties") intended to provide housing to low and moderate income tenants. In conjunction with such governmental assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

     The original investment objectives of the Partnership primarily were to deliver tax benefits, as well as cash proceeds upon disposition of the properties, through the Partnership's investment in local limited partnerships. Only limited annual cash distributions from property operations were projected because of the regulatory restrictions on cash distributions from the properties.

     The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986, which virtually eliminated many of the incentives for the new construction or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, the Managing General Partner continues to concentrate on transferring the source of investment yield from tax benefits to cash flow wherever possible, and on potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

     The acquisition of interests in certain Local Partnerships was paid for in part by purchase money notes of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically mature 15 years from the date of acquisition of the interest in the particular Local Partnership, and are generally secured by the Partnership's interest in the respective Local Partnership.

     The Managing General Partner has been working to develop a strategy to sell certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to nonprofit purchasers. The Managing General Partner intends to utilize part or all of the Partnership's net proceeds (after a partial distribution to limited partners) received from the sales of properties to fund

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

reserves for paying at maturity, prepaying or purchasing prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments
(HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 contracts with rents at less than 120% of fair market rents which expired between October 1997 and September 1998 to be renewed for one year. In the event that these rents exceeded 120% of fair market rents, these rents were reduced to 120% of fair market rents. At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration (FHA) are subject to the Mark-to-Market legislation.

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

     Under current law, the write down of an FHA-insured mortgage under Mark-to-Market would trigger cancellation of indebtedness income to the partners, a taxable event, even though no actual cash is received. Additionally, the newly created second mortgage will accrue interest at a rate below market; however, the Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest will not generate additional ordinary income. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time.

     The Managing General Partner is considering new strategies to deal with the ever changing environment of affordable housing policy. The mortgage loans on
Section 236 and Section 221(d)(3) properties that are in the 18th year of their mortgage may be eligible for pre-payment. Properties with expiring Section 8

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

HAP contracts may become convertible to market-rate apartment properties. Currently there are few lenders that will provide financing either to prepay the existing mortgage or provide additional funds to allow a property to convert to market-rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense for all parties involved.

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1998, the Partnership had approximately 7,000 investors who subscribed to a total of 73,500 units of limited partner interests in the original amount of $73,500,000. The Partnership originally made investments in 47 Local Partnerships, of which 35 remain as of December 31, 1998. The Partnership's liquidity, with unrestricted cash resources of $10,765,753 as of December 31, 1998, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of both December 31, 1998 and 1997, $50,400 of cash was restricted for future interest payments on one of the purchase money notes. During 1998 and 1997 the Partnership received cash distributions of $1,098,649 and $3,204,192, respectively, from the Local Partnerships. As of March 31, 1999, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $42,011,391 (exclusive of unamortized discount on purchase money notes of $5,035,168) plus accrued interest of $96,821,772 as of December 31, 1998, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amounts of $1,370,000 and $1,330,000 matured on July 27, 1994 and August 31, 1997, respectively, but have not been paid or extended, as discussed in the notes to the consolidated financial statements.

Purchase money notes mature during 1999, as follows.

             Aggregate
          Principal Amount           Maturity
          ----------------         ------------

            $ 5,204,310            July, 1999
             13,897,081            August, 1999
              4,000,000            September, 1999
              5,975,000            October, 1999
              7,570,000            December, 1999
            -----------
            $36,646,391
            ===========

The remaining two purchase money notes mature in 2000 and 2025. See the notes to the consolidated financial statements for additional information pertaining to these purchase money notes.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to each of the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. See further discussion of certain purchase money notes in the notes to consolidated financial statements.

     The following chart presents information related to purchase money notes, which mature through December 31, 1999, or which have matured and remain unpaid or unextended as of March 31, 1999.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                             Carrying Amount
                                             of Partnership's
                                              Investment in                 Aggregate
                                             and Advances to                Principal                 Aggregate
                    Number of                Underlying Local                Balance                  Interest
                    Underlying               Partnerships as                  as of                  Balance as of
 Purchase Money       Local      Percentage    of December     Percentage    December    Percentage    December      Percentage
 Note Maturity     Partnerships   of Total      31, 1998        of Total     31, 1998     of Total     31, 1998       of Total
----------------   ------------  ----------  ----------------  ----------   -----------  ----------  -------------   ----------
3rd Quarter 1994         1             3%       $ 1,285,950          4%     $ 1,370,000         3%    $ 5,576,224          6%
3rd Quarter 1997         1             3%           876,340          3%       1,330,000         3%      3,281,081          3%
3rd Quarter 1999        16            46%        16,972,029         53%      23,101,391        55%     45,098,175         47%
4th Quarter 1999        10            29%         7,437,586         23%      13,545,000        32%     31,493,300         33%
                      ----         -----        -----------      -----      -----------     -----     -----------      -----
                        28            81%       $26,571,905         83%     $39,346,391        93%    $85,448,780         89%
                      ====         =====        ===========      =====      ===========     =====     ===========      =====
Total                   35           100%       $31,835,072        100%     $42,011,391       100%    $96,821,772        100%
                      ====         =====        ===========      =====      ===========     =====     ===========      =====


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be acceptable to all of the noteholders. Based on preliminary discussions with the holders of purchase money notes maturing through December 31, 1999, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to accept anything less than payment in full on the maturity date. In such instances, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would result in cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of the future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. Of the 35 and 36 Local Partnerships in which the Partnership is invested as of December 31, 1998 and December 31, 1997, respectively, the 28 Local Partnerships with associated purchase money notes which mature through December 31, 1999 and remain unpaid or unextended as March 31, 1999, represent the following percentages of the Partnership's total distributions received from Local Partnerships, and share of income from Local Partnerships.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------



                          Percentage of Total       Partnership's Share of
                         Distributions Received          Income from
   For Periods Ending    from Local Partnerships      Local Partnerships
   ------------------    -----------------------    ----------------------
   December 31, 1998              85%                     $ 879,537
   December 31, 1997              30%                       625,893


     The Managing General Partner continues to address the impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1998 and 1997, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during 1998 primarily as a result of distributions from partnerships.

                              Results of Operations
                              ---------------------

1998 Versus 1997
----------------

     The Partnership's net loss for 1998 increased from 1997 primarily due to the gain on disposition of investment in the Second Lakewood property in 1997 and a decrease in share of income from partnerships primarily due to the receipt, in 1997, of proceeds from the Valley Vista refinancing which were in excess of the Partnership's investment in that Local Partnership. Contributing to the increase in the Partnership's net loss was the extraordinary gain from extinguishment of the Valley Vista purchase money notes in 1997, and an increase in interest expense due to an increase in amortization of discount on purchase money notes.

     The purchase money notes originated from 1984 through 1985. When they were issued, the market interest rate was approximately 15%, while the stated interest rates ranged from 8.17% to 15%. The notes were discounted as required by Generally Accepted Accounting Principles, and a simple/compound method was used at the stated interest rate for tax purposes and the compound method at the market interest rate was used for book purposes. As the book interest is being compounded, the interest expense for book purposes will eventually surpass the interest expense for tax purposes, thereby reducing the discount and increasing the interest expense. In fiscal year 1998, all properties with purchase money notes had book interest which exceeded the tax interest. This increase in interest expense and the resulting reduction in the discount are expected to continue in future years.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from Local Partnerships for the years ended December 31, 1998 and 1997 did not include losses of $849,661 and $1,348,436, respectively. The Partnership's net loss recognized from the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnership are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $155,312 and $2,003,385, received from four Local Partnerships during both 1998 and 1997, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

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

     The following table reflects the combined rental revenues of the Partnership's remaining 35 properties for the five years ended December 31, 1998. Combined rental revenue amounts for all years have been adjusted to reflect property sales and interests transferred during 1998 and prior years, as discussed in the notes to the consolidated financial statements.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

                                                    For the years ended December 31,
                     ----------------------------------------------------------------------------------------------
                        1998              1997               1996                1995                1994
                     -----------       -----------        -----------         -----------         -----------
Combined Rental
  Revenue            $33,898,709       $33,343,184        $32,850,992         $32,568,136         $31,616,516

Annual Percentage
  Increase                       1.7%                1.5%              0.9%                 3.0%


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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November, 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance, for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by June 1999. Additionally, the Managing General Partner is currently working with third party vendors, service providers, Local Partnership managing general partners, and Local Partnership property managers to verify their Y2K compliance, with completion expected by June 1999. The Testing Phase, which will include testing of internal applications as well as some third party systems, began during January 1999 and

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

will continue throughout 1999. Contingency planning commenced during the fourth quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.


ITEM 7.   FINANCIAL STATEMENTS
          --------------------

     The information required by this item is contained in Part III.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
               ACCOUNTING AND FINANCIAL DISCLOSURE
               -----------------------------------

     None.

                                    PART III
                                    --------

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     (a), (b) and (c)

          The Partnership has no directors, executive officers or significant employees of its own.

     (a), (b), (c) and (e)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 62, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 52, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Ronald W. Thompson, 52, is Group Executive Vice President-Hotel Asset Management. Prior to joining CRI in 1985, he was employed at the Hyatt Organization where he most recently served as the General Manager of the Hyatt Regency in Flint, Michigan. During his nine year tenure with Hyatt, he held senior management positions with the Hyatt Regency in Dearborn, Michigan, the Hyatt in Richmond, Virginia, the Hyatt in Winston-Salem, North Carolina and the Hyatt Regency in Atlanta, Georgia. Before joining Hyatt, Mr. Thompson worked in London, England for the English Tourist Board as well as holding management positions in Europe, Australia, and New Zealand in the hotel industry. Mr. Thompson received his education in England where he received a business degree in Hotel Administration from Winston College.









                                      III-1

                                    PART III
                                    --------

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT - Continued
          --------------------------------------------------

Susan R. Campbell, 40, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 43, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (d) There is no family relationship between any of the foregoing directors and executive officers.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     (a), (b), (c), (d), (e), (f), (g), (i), (j), (k) and (l)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is incorporated herein by reference to Notes 3 and 4 of the notes to the consolidated financial statements contained in Part III.

     (h)  Termination of employment and change in control arrangements.

          None.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
            MANAGEMENT
            ----------

     (a)  Security ownership of certain beneficial owners.

          No person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act 1934, is known by the Partnership to be the beneficial owner of more than 5% of the issued and outstanding partner units at December 31, 1998.

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all units beneficially owned, as of December 31, 1998, by each director

                                      III-2

                                    PART III
                                    --------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
            MANAGEMENT - Continued
            ----------

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     (a)  Transactions with management and others.

          The Partnership has no directors or officers. In addition, the Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of their stock ownership in CRI. Item 10 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates, is incorporated herein by reference. Note 3 of the notes to the consolidated financial statements, which contains disclosure of related party transactions, is also incorporated herein by reference.

     (b)  Certain business relationships.

          The Partnership's response to Item 12(a) is incorporated herein by reference. In addition, the Partnership has no business relationship with entities of which the officers and directors of the Managing General Partner of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response to Item 12(a).

     (c)  Indebtedness of management.

          None.

                                      III-3

                                    PART III
                                    --------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - Continued
          ----------------------------------------------

     (d)  Transactions with promoters.

          Not applicable.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          Financial Statements                                      Page
          --------------------                                      ----

          Report of Independent Certified Public
            Accountants - Capital Realty Investors-IV
            Limited Partnership                                     III-7

          Reports of Independent Certified Public
            Accountants - Local Partnerships in which
            Capital Realty Investors-IV Limited Partnership
            has invested                                            III-8

          Consolidated Balance Sheets as of December 31,
            1998 and 1997                                           III-9

          Consolidated Statements of Operations for the
            years ended December 31, 1998 and 1997                  III-10

          Consolidated Statements of Changes in Partners'
            Deficit for the years ended December 31,
            1998 and 1997                                           III-11

          Consolidated Statements of Cash Flows for the
            years ended December 31, 1998 and 1997                  III-12

          Notes to Consolidated Financial Statements                III-13
























                                      III-4

                                    PART III
                                    --------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K - Continued
          --------------------------------

     (a) Index of Exhibits (Listed according to the number assigned in ----------------- the table in Item 601 of Regulation S-B.)

          Exhibit No. 3 - Articles of Incorporation and bylaws.

          a. Certificate of Limited Partnership of Capital Realty Investors-IV Limited Partnership. (Incorporated by reference from Exhibit No. 3 to Registrant's Registration Statement on Form S-11, as amended, dated June 7, 1984.)

          Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

          a. Limited Partnership Agreement of Capital Realty Investors-IV Limited Partnership. (Incorporated by reference from Exhibit No. 4 to Registrant's Registration Statement on Form S-11, as amended, dated June 7, 1984.)

          Exhibit No. 10 - Material Contracts.

          a. Management Services Agreement between CRI and Capital Realty Investors-IV Limited Partnership. (Incorporated by reference from Exhibit No. 10(b) to Registrant's Registration Statement on Form S-11, as amended, dated June 7, 1984.)

          Exhibit No. 27 - Financial Data Schedule.

          a.     Filed herewith electronically.

          Exhibit No. 99 - Additional Exhibits.

          a. Prospectus of the Partnership, dated June 12, 1985. (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated June 7, 1984.)

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter ended December 31, 1998.


















                                      III-5

                                   SIGNATURES
                                   ----------


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                         -----------------------------------------------
                         (Registrant)

                         by: C.R.I., Inc.
                             -------------------------------------------
                             Managing General Partner



March 31, 1999               by: /s/ William B. Dockser
-----------------                ---------------------------------------
DATE                             William B. Dockser, Director
                                   Chairman of the Board,
                                   and Treasurer
                                   (Principal Executive Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 31, 1999               by: /s/ H. William Willoughby
-----------------                ---------------------------------------
DATE                             H. William Willoughby,
                                   Director, President
                                   and Secretary




March 31, 1999               by: /s/ Michael J. Tuszka
-----------------                ---------------------------------------
DATE                             Michael J. Tuszka
                                   Vice President
                                   and Chief Accounting Officer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)
















                                      III-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Partners
Capital Realty Investors-IV Limited Partnership

     We have audited the consolidated balance sheets of Capital Realty Investors-IV Limited Partnership (a Maryland limited partnership) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $1,653,283 and $1,342,157 of income in 1998 and 1997, respectively, included in the Partnership's net loss. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-IV Limited Partnership as of December 31, 1998 and 1997, and the consolidated results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

                                                              Grant Thornton LLP


Vienna, VA
March 23, 1999









                                      III-7

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                                  HAS INVESTED*



* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-IV Limited Partnership has invested were filed in paper format under Form SE on March 29, 1999, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted March 5, 1999.
























                                      III-8

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                December 31,
                                                                                       ----------------------------
                                                                                            1998           1997
                                                                                       -------------  -------------
Investments in and advances to partnerships                                            $  31,835,072  $  30,902,384
Cash and cash equivalents                                                                 10,765,753     10,197,871
Restricted cash                                                                               50,400         50,400
Acquisition fees, principally paid to related parties, net
  of accumulated amortization of $396,806 and $368,785,
  respectively                                                                               708,083        751,413
Property purchase costs, net of accumulated amortization
  of $365,258 and $339,819, respectively                                                     652,206        677,643
Other assets                                                                                  58,378        937,386
                                                                                       -------------  -------------

      Total assets                                                                     $  44,069,892  $  43,517,097
                                                                                       =============  =============


                        LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                     $  36,976,223  $  30,843,912
Accrued interest payable                                                                  96,821,772     86,434,915
Accounts payable and accrued expenses                                                        147,537        216,960
Consulting fees payable to related parties                                                        --          8,869
                                                                                       -------------  -------------
      Total liabilities                                                                  133,945,532    117,504,656
                                                                                       -------------  -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                           2,000          2,000
    Limited Partners                                                                      73,501,500     73,501,500
                                                                                       -------------  -------------
                                                                                          73,503,500     73,503,500

  Less:
    Accumulated distributions to partners                                                 (7,654,870)    (6,921,002)
    Offering costs                                                                        (7,562,894)    (7,562,894)
    Accumulated losses                                                                  (148,161,376)  (133,007,163)
                                                                                       -------------  -------------
      Total partners' deficit                                                            (89,875,640)   (73,987,559)
                                                                                       -------------  -------------

      Total liabilities and partners' deficit                                          $  44,069,892  $  43,517,097
                                                                                       =============  =============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                       III-9

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           For the years ended
                                                                                               December 31,
                                                                                       ---------------------------
                                                                                           1998           1997
                                                                                       ------------   ------------
Share of income from partnerships                                                      $  2,031,338   $  3,733,232
                                                                                       ------------   ------------

Other revenue and expenses:

  Revenue:
    Interest and other income                                                               578,082        556,329
                                                                                       ------------   ------------
  Expenses:
    Interest                                                                             17,072,761     15,361,971
    Management fee                                                                          375,000        375,000
    General and administrative                                                              180,101        166,558
    Professional fees                                                                       116,902        102,382
    Amortization                                                                             53,457         56,916
                                                                                       ------------   ------------
                                                                                         17,798,221     16,062,827
                                                                                       ------------   ------------
      Total other revenue and expenses                                                  (17,220,139)   (15,506,498)
                                                                                       ------------   ------------

Loss before gain on disposition of investments in partnerships                          (15,188,801)   (11,773,266)
                                                                                       ------------   ------------

Gain on disposition of investments in partnerships                                           34,690      2,749,556
                                                                                       ------------   ------------

Loss before extraordinary gain from extinguishment of debt                              (15,154,111)    (9,023,710)

Extraordinary gain from extinguishment of debt                                                   --        410,117
                                                                                       ------------   ------------

Net loss                                                                               $(15,154,111)  $ (8,613,593)
                                                                                       ============   ============

Net loss allocated to General Partners (1.51%)                                         $   (228,827)  $   (130,065)
                                                                                       ============   ============

Net loss allocated to Initial and Special Limited Partners (1.49%)                     $   (225,796)  $   (128,343)
                                                                                       ============   ============

Net loss allocated to Additional Limited Partners (97%)                                $(14,699,488)  $ (8,355,185)
                                                                                       ============   ============

Net loss per unit of Additional Limited Partner
  Interest based on 73,500 units outstanding                                           $    (199.99)  $    (113.68)
                                                                                       ============   ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                    III-10

                  CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT



                                                              Initial and
                                                                Special         Additional
                                             General            Limited           Limited
                                             Partners           Partners          Partners           Total
                                            -----------       -----------       ------------     ------------
Partners' deficit,
  January 1, 1997                           $(1,893,505)      $(1,868,899)      $(60,142,262)    $(63,904,666)

Distribution of $20.00
  per Additional Limited
  Partner Interest                                   --                --         (1,469,300)      (1,469,300)

Net loss                                       (130,065)         (128,343)        (8,355,185)      (8,613,593)
                                            -----------       -----------       ------------     ------------

Partners' deficit
  December 31, 1997                          (2,023,570)       (1,997,242)       (69,966,747)     (73,987,559)

Distribution of $10.00
  per Additional Limited
  Partner Interest                                   --                --           (733,970)        (733,970)

Net loss                                       (228,827)         (225,796)       (14,699,488)     (15,154,111)
                                            -----------       -----------       ------------     ------------

Partners' deficit,
  December 31, 1998                         $(2,252,397)      $(2,223,038)      $(85,400,205)    $(89,875,640)
                                            ===========       ===========       ============     ============























                   The accompanying notes are an integral part of these consolidated financial statements.

                                     III-11

                  CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             For the years ended
                                                                                                 December 31,
                                                                                       ----------------------------
                                                                                           1998           1997
                                                                                       ------------   ------------
Cash flows from operating activities:
  Net loss                                                                             $(15,154,111)  $ (8,613,593)

  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Share of income from partnerships                                                    (2,031,338)    (3,733,232)
    Amortization of discount on purchase money notes                                      6,168,424      5,137,417
    Amortization of deferred costs                                                           53,457         56,916
    Payment of purchase money note interest                                                (517,479)      (365,614)
    Gain on disposition of investments in partnerships                                      (34,690)    (2,749,556)
    Extraordinary gain from extinguishment of debt                                               --       (410,117)

    Changes in assets and liabilities:
      Decrease in accrued interest receivable
        on advances to partnerships                                                              --          2,738
      Decrease (increase) in other assets                                                   879,008       (900,229)
      Increase in accrued interest payable                                               10,904,337     10,223,652
      (Decrease) increase in accounts payable and accrued expenses                          (69,423)       117,898
      Decrease in consulting fees payable to related parties                                 (8,869)            --
                                                                                       ------------   ------------
        Net cash provided by (used in) operating activities                                 189,316     (1,233,720)
                                                                                       ------------   ------------
Cash flows from investing activities:
  Net proceeds from disposition of investments in partnerships                               50,000      2,860,737
  Receipt of distributions from partnerships                                              1,098,649      3,204,192
  Repayment of advances to partnerships                                                          --         80,740
  Investment released from escrow                                                                --        535,410
                                                                                       ------------   ------------
        Net cash provided by investing activities                                         1,148,649      6,681,079
                                                                                       ------------   ------------
Cash flows from financing activities:
  Pay-off of purchase money notes and related interest                                           --     (2,608,746)
  Payment of purchase money note principal                                                  (36,113)       (42,739)
  Distributions to Additional Limited Partners                                             (733,970)    (1,469,300)
                                                                                       ------------   ------------
        Net cash used in financing activities                                              (770,083)    (4,120,785)
                                                                                       ------------   ------------
Net increase in cash and cash equivalents                                                   567,882      1,326,574

Cash and cash equivalents, beginning of year                                             10,197,871      8,871,297
                                                                                       ------------   ------------
Cash and cash equivalents, end of year                                                 $ 10,765,753   $ 10,197,871
                                                                                       ============   ============
Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                                               $    517,480   $  1,258,260
                                                                                       ============   ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                    III-12

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-IV Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983 and shall continue until December 31, 2038 unless sooner dissolved in accordance with the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted or conventionally financed apartment properties located throughout the United States, which provide housing principally to the elderly and to individuals and families of low or moderate income.

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

          The Partnership sold 73,500 units at $1,000 per unit of Additional Limited Partner Interest through a public offering. The offering period was terminated on August 31, 1984.

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

     c.   Principles of consolidation
          ---------------------------

          These financial statements include the accounts of three intermediary limited partnerships which have invested in three Local Partnerships which own and operate government-assisted or conventionally financed apartment properties. All activity between the three intermediary limited partnerships and the Partnership has been eliminated in consolidation.

     d.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1998 and 1997, the Partnership's share of cumulative losses of nine and ten, respectively, of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $12,157,676 and $13,044,976, respectively. Since the

                                     III-13

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - Continued

     Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements. As of December 31, 1998 and 1997, cumulative cash distributions of $2,409,258 and $2,253,946, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

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

     g.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of limited partner interests. Such costs were recorded as a reduction of partners' capital when incurred.

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






                                     III-14

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - Continued

     j.   Fair value of financial instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 1998, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of December 31, 1998 and 1997, the Partnership held limited partner interests in 35 and 36 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly and to individuals and families of low or moderate income. The remaining principal amounts due on investments in the Local Partnerships follow.

                                                   December 31,
                                          ---------------------------
                                              1998           1997
                                          ------------   ------------
          Purchase money notes due in:
            1994                          $  1,370,000   $  1,370,000
            1997                             1,330,000      1,330,000
            1999                            36,646,391     36,682,504
            2000                             2,165,000      2,165,000
            Thereafter                         500,000        500,000
                                          ------------   ------------
               Subtotal                     42,011,391     42,047,504

          Less: unamortized discount        (5,035,168)   (11,203,592)
                                          ------------   ------------
               Total                      $ 36,976,223   $ 30,843,912
                                          ============   ============

                                     III-15

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

          The purchase money notes have stated interest rates ranging from 8.17% to 15%, certain of which are compounded annually. Unamortized discounts are based on an imputed interest rate of 15% to reflect market interest rates which prevailed when the notes were issued. The resulting discount has been recorded by the Partnership and is being amortized to interest expense over the life of the respective purchase money notes using the effective interest method. The purchase money notes are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amounts of $1,370,000 and $1,330,000 matured on July 27, 1994 and August 31, 1997, respectively, but have not been paid or extended, as discussed below.

     Purchase money notes mature during 1999, as follows.

             Aggregate
          Principal Amount           Maturity
          ---------------          -------------

            $ 5,204,310            July, 1999
             13,897,081            August, 1999
              4,000,000            September, 1999
              5,975,000            October, 1999
              7,570,000            December, 1999
            -----------
            $36,646,391
            ===========

     The remaining two purchase money notes mature in 2000 and 2025.

          The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in and advances to each of the related Local Partnerships. Thus, even a complete loss of one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. See further discussion of certain purchase money notes below.




                                     III-16

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

          The following chart presents information related to purchase money notes, which mature through December 31, 1999, or which have matured and remain unpaid or unextended as of March 31, 1999.


                                             Carrying Amount
                                             of Partnership's
                                              Investment in                 Aggregate
                                             and Advances to                Principal                 Aggregate
                    Number of                Underlying Local                Balance                  Interest
                    Underlying               Partnerships as                  as of                  Balance as of
 Purchase Money       Local      Percentage    of December     Percentage    December    Percentage    December      Percentage
 Note Maturity     Partnerships   of Total      31, 1998        of Total     31, 1998     of Total     31, 1998       of Total
----------------   ------------  ----------  ----------------  ----------   -----------  ----------  -------------   ----------
3rd Quarter 1994         1             3%       $ 1,285,950          4%     $ 1,370,000         3%    $ 5,576,224          6%
3rd Quarter 1997         1             3%           876,340          3%       1,330,000         3%      3,281,081          3%
3rd Quarter 1999        16            46%        16,972,029         53%      23,101,391        55%     45,098,175         47%
4th Quarter 1999        10            29%         7,437,586         23%      13,545,000        32%     31,493,300         33%
                      ----         -----        -----------      -----      -----------     -----     -----------      -----
                        28            81%       $26,571,905         83%     $39,346,391        93%    $85,448,780         89%
                      ====         =====        ===========      =====      ===========     =====     ===========      =====
Total                   35           100%       $31,835,072        100%     $42,011,391       100%    $96,821,772        100%
                      ====         =====        ===========      =====      ===========     =====     ===========      =====


          The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be acceptable to all of the noteholders. Based on preliminary discussions with the holders of purchase money notes maturing through December 31, 1999, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to accept anything less than payment in full on the maturity date. In such instances, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would result in cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of the future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. Of the 35 and 36 Local Partnerships in which the Partnership is invested as of December 31, 1998 and December 31, 1997, the 28 Local Partnerships with associated purchase money notes which mature

                                   III-17

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     through December 31, 1999 and remain unpaid or unextended as of March 31, 1999, represent the following percentages of the total distributions received from Local Partnerships, and share of income from Local Partnerships.


                          Percentage of Total       Partnership's Share of
                         Distributions Received          Income from
   For Periods Ending    from Local Partnerships      Local Partnerships
   ------------------    -----------------------    ----------------------
   December 31, 1998              85%                     $ 879,537
   December 31, 1997              30%                       625,893


          The Managing General Partner continues to address the impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 1998 and 1997 was $17,072,761 and $15,361,971,
     respectively. The accrued interest on the purchase money notes of $96,821,772 and $86,434,915 as of December 31, 1998 and 1997, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

                                 Holiday Village
                                 ---------------

          The Partnership defaulted on its purchase money note relating to Holiday Village Apartments (Holiday Village) on July 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of March 31, 1999, principal and accrued interest of $1,370,000 and $5,666,275, respectively, were due. The Managing General Partner and the noteholders continue to negotiate settlement options, and as of March 31, 1999,

                                     III-18

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     negotiations between the Managing General Partner and the noteholders were ongoing. There is no assurance that any agreement will be reached. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend against any action by the noteholders. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

                                Jewish Federation
                                -----------------

          The purchase money notes relating to Jewish Federation Apartments Associates (Jewish Federation), the aggregate principal amount of which is $1.350 million, are due to mature October 31, 1999. In 1997, the Managing General Partner entered into an agreement with the noteholders to extend the maturity date for five years, subject to the donation and transfer by the Local Partnership of an unimproved portion of the property to an entity affiliated with the local managing general partner. The Local Partnership had entered into an agreement to make such donation and transfer, but the transaction was denied by HUD in January 1998. In April 1998, the local managing general partner indicated that it had received verbal approval from HUD and intended to reapply for financing with HUD. There is no assurance that such financing will be obtained. The Managing General Partner will continue to work with the local managing general partner to attempt to work out an agreement relating the purchase money notes. There is no assurance that such an agreement will be reached.

                                 Redden Gardens
                                 --------------

          The Partnership defaulted on its purchase money note relating to Redden Development Company (Redden Gardens) on August 31, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $1,330,000 and $2,783,593, respectively. As of March 31, 1999, principal and accrued interest of $1,330,000 and $3,368,703,
     respectively, were due.   The noteholders and the Partnership have agreed
     in principle to an extension of the maturity date of the purchase money note to January, 2000. The parties are presently formalizing this agreement. Additionally, the Managing General Partner has commissioned a rental market study and is evaluating the feasibility of converting the property to market-rate; no conclusion has been reached as of March 31, 1999. There is no assurance that the property will be converted nor is there any assurance that a final agreement will be reached with the noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not impact the Partnership's financial condition, as discussed above.

                                  Valley Vista
                                  ------------

          The purchase money note related to Valley Vista Associates (Valley Vista) was retired, at a discount, on August 22, 1997 with proceeds from the refinancing of the first mortgage loan secured by the property. The

                                     III-19

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     proceeds from the refinancing used to retire the Partnership's purchase money note obligation were in excess of the Partnership's basis in Valley Vista and were included in share of income from partnerships. See further information below regarding the refinancing of the first mortgage loan secured by this property.

     b.   Interests in profits, losses and cash distributions made by
          -----------------------------------------------------------
               Local Partnerships
               ------------------

          The Partnership has a 89.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) of each Local Partnership. An affiliate of the General Partners of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invests in the Local Partnership. The Partnership received cash distributions from rental operations and mortgage refinancings (in 1997) of the Local Partnerships totaling $1,098,649 and $3,204,192 during the years ended December 31, 1998 and 1997, respectively. As of December 31, 1998 and 1997, 27 and 30, respectively, of the Local Partnerships had surplus cash, as defined by their respective regulatory agencies, in the amount of $2,750,780 and $3,215,613, respectively, which may be available for distribution in accordance with their respective regulatory agencies' regulations.

          The cash distributions to the Partnership from the operations of the rental properties may be limited by HUD regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are generally required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property.

          Upon sale or refinancing of a property owned by a Local Partnership, or upon liquidation of a Local Partnership, the proceeds from such sale, refinancing or liquidation shall be distributed in accordance with the respective provisions of each Local Partnership's partnership agreement. In accordance with such provisions, the Partnership would receive from such proceeds its respective percentage interest of any remaining proceeds, after payment of (1) all debts and liabilities of the Local Partnership and certain other items, (2) the Partnership's capital contributions plus certain specified amounts as outlined in each partnership agreement, and
     (3) certain special distributions to the general partners and related entities of the Local Partnership.














                                     III-20

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     c.   Advances to Local Partnerships
          ------------------------------

          The advances made to the Local Partnerships were as follows.

                                                                         December 31,
                                                               -------------------------------------
          Local Partnership                                        1998                     1997
          -----------------                                    ------------             ------------
          Lakes of Northdale:
            Principal amount of funds advanced                 $     54,500             $     54,500
                                                               ------------             ------------
               Total                                           $     54,500             $     54,500
                                                               ============             ============


                               Lakes of Northdale
                               ------------------

          To cover operating deficits incurred in prior years by Lakes of Northdale, Limited (Lakes of Northdale), the Partnership advanced funds totaling $54,500 as of both December 31, 1998 and 1997. No advances have been made to Lakes of Northdale since September 1989. These non-interest bearing advances are payable from cash flow of Lakes of Northdale after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. For financial reporting purposes, these advances have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

     d.   Property matters
          ----------------

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

          On December 31, 1998, the local managing general partner sold the property. The net proceeds to the Partnership of $50,000 were received on March 2, 1999. The sale resulted in a net financial statement gain of approximately $35,000 in 1998. The federal tax gain was approximately $6,163,000 in 1998.

                                 Second Lakewood
                                 ---------------

          On July 2, 1997, Second Lakewood, a 219 unit apartment complex located in Schaumberg, Illinois was sold. The sale of the property generated cash

                                      III-21

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     proceeds to the Partnership of approximately $1.7 million at closing. Subsequent to closing, the Partnership received additional funds totaling $253,385 related to the Partnership's share of the release of funds held in security deposits, insurance accounts, real estate tax escrows and other accounts. Also subsequent to closing, the Partnership paid $42,008 related to outstanding expense invoices of the Local Partnership. The sale resulted in a net financial statement gain of approximately $1.9 million. The federal tax gain was approximately $10.7 million.

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

     e.   Affordable Housing Legislation
          ------------------------------

          President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 HAP contracts with rents at less than 120% of fair market rents which expired between October 1997 and September 1998 to be renewed for one year. In the event that these rents exceeded 120% of fair market rents, these rents were reduced to 120% of fair market rents (Mark-to-Market). As of the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by FHA will be subject to the Mark-to-Market legislation.

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

          The Section 8 HAP contracts for the following properties have expired or will expire during the government's fiscal year 1998 or 1999 and have been renewed as indicated.


                                     III-22

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                                                      Units                 Original           Renewed
                                                 Authorized for           Expiration of      Expiration of
                              Number of         Rental Assistance           Section 8          Section 8
 Property                    Rental Units        Under Section 8          HAP Contract       HAP Contract
 --------                    ------------       -----------------         -------------      -------------
 Cottonwood Park                 126                    6                    06/30/98        06/30/99
 Glenridge Gardens               120                   24                    05/31/99          (1)
 Holiday Village                  80                    6                    06/01/98        06/01/03
 Pilgrim Tower North             258                  205                    10/31/98        02/29/00
 Redden Gardens                  150                   29                    09/30/98        09/30/99
 Tradewinds Terrace              122                   44                    09/30/98        09/30/99
 Westport Village                121                   12                    01/01/98        05/01/16
                                ----                  ---
     Total                       977                  326
                                ====                  ===

(1) The Managing General Partner expects that these Section 8 HAP Contracts will be/were renewed for one year upon expiration.

          With the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships and the resulting impact on the Partnership at this time.

     f.   Summarized financial information
          --------------------------------

          Summarized financial information for the Local Partnerships at December 31, 1998 and 1997 and for the years ended December 31, 1998 and 1997 follows.






















                                    III-23

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                             COMBINED BALANCE SHEETS

                                                                                                    December 31,
                                                                                            -----------------------------
                                                                                                1998             1997
                                                                                            ------------     ------------
     Rental property, at cost, net of accumulated depreciation
       of $95,165,069 and $90,172,043, respectively                                         $ 98,251,738     $106,742,080
     Land                                                                                     13,144,151       13,686,895
     Other assets                                                                             34,085,738       32,904,569
                                                                                            ------------     ------------
         Total assets                                                                       $145,481,627     $153,333,544
                                                                                            ============     ============

     Mortgage notes payable                                                                 $109,987,239     $119,077,331
     Other liabilities                                                                        15,654,701       15,855,840
                                                                                            ------------     ------------
         Total liabilities                                                                   125,641,940      134,933,171

     Partners' capital                                                                        19,839,687       18,400,373
                                                                                            ------------     ------------
         Total liabilities and partners' capital                                            $145,481,627     $153,333,544
                                                                                            ============     ============

                         COMBINED STATEMENTS OF OPERATIONS

                                                                                                  For the years ended
                                                                                                       December 31,
                                                                                            ----------------------------
                                                                                                1998             1997
                                                                                            ------------     ------------
     Revenue:
       Rental                                                                               $ 34,676,705     $ 36,006,190
       Other, principally interest                                                             2,411,782        2,527,768
                                                                                            ------------     ------------
          Total revenue                                                                       37,088,487       38,533,958
                                                                                            ------------     ------------
     Expenses:
       Operating and other                                                                    22,541,519       23,748,801
       Interest                                                                                6,414,944        7,672,201
       Depreciation                                                                            7,323,620        7,466,998
       Amortization                                                                              110,346          119,654
                                                                                            ------------     ------------
          Total expenses                                                                      36,390,429       39,007,654
                                                                                            ------------     ------------
     Net income (loss) before extraordinary gain from extinguishment of debt                     698,058         (473,696)

     Extraordinary gain from extinguishment of debt                                                   --        3,739,360
                                                                                            ------------     ------------
     Net income                                                                             $    698,058     $  3,265,664
                                                                                            ============     ============

                                  III-24

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     g.   Reconciliation of the Local Partnerships' financial statement
          -------------------------------------------------------------
               net income to taxable (loss) income
               -----------------------------------

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

          A reconciliation of the Local Partnerships' financial statement net income reflected above to the taxable (loss) income follows.










































                                     III-25

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                                                                                                   For the years ended
                                                                                                       December 31,
                                                                                              ----------------------------
                                                                                                  1998            1997
                                                                                              ------------    ------------
     Financial statement net income                                                           $    698,058    $  3,265,664

     Adjustments:
       Additional tax depreciation using accelerated methods,
         net of depreciation on construction period expenses
         capitalized for financial statement purposes                                           (1,730,860)     (2,465,138)

       Miscellaneous, net                                                                         (542,743)        543,455
                                                                                              ------------    ------------
     Taxable (loss) income                                                                    $ (1,575,545)   $  1,343,981
                                                                                              ============    ============



3.   RELATED-PARTY TRANSACTIONS

     In accordance with the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the interests in the Local Partnerships. The fee amounted to $1,470,000, which is equal to 2% of the Additional Limited Partners' capital contributions to the Partnership. The acquisition fee was capitalized and is being amortized over a 40-year period using the straight-line method.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the years ended December 31, 1998 and 1997, the Partnership paid $116,943 and $89,997, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the consolidated statements of operations as general and administrative expenses.

     Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. The amount of the Management Fee shall not exceed 0.25% of invested assets, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year, as follows:

     a. First, on a monthly basis as an operating expense before any distributions to limited partners in an annual amount equal to $375,000, and
     b. Second, after distributions to the limited partners in the amount of 1% of the gross proceeds of the offering, the balance of such 0.25% of invested assets.

     For each of the years ended December 31, 1998 and 1997, the Partnership paid the Managing General Partner a Management Fee of $375,000.

                                    III-26

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   RELATED-PARTY TRANSACTIONS - Continued

     The Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of the investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner and/or its affiliates during the years ended December 31, 1998 and 1997. During the year ended December 31, 1996, the Managing General Partner and/or its affiliates earned net fees of $26,606 for services performed in connection with the sale of the property relating to the Partnership's investment in River Run. As of December 31, 1997, $8,869 of these fees had not been paid and were accordingly classified as consulting fees payable to related parties in the accompanying financial statements. On March 25, 1998, these fees were paid.


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

     All profits and losses prior to the first date on which Additional Limited Partners were admitted were allocated 98.49% to the Initial Limited Partner and 1.51% to the General Partners. Upon admission of the Special Limited Partner and the Additional Limited Partners, the interest of the Initial Limited Partner was reduced to 0.49%. The interest of the Additional Limited Partners is 97% and the interest of the Special Limited Partner is 1%.

     The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale of a Local Partnership interest or sale or refinancing of the Local Partnership's rental properties which are not reinvested shall be distributed and applied as follows:

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

                                     III-27

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

               return, losses for tax purposes and net cash flow distributions commencing on the first day of the month in which the capital contribution was made;
        (v) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate of the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
       (vi) to the General Partners in the amount of their capital contributions;
      (vii) thereafter, for their services to the Partnership, in equal shares to certain general partners, (or their designees) an aggregate fee of 1% of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such 1% fee was not paid to the General Partners or their designees; and,
     (viii) the remainder, 12% in the aggregate to the General Partners (or their assignees), 3% to the Special Limited Partner and 85% in the aggregate to the Initial Limited Partner and the Additional Limited Partners (or their assignees) in accordance with their respective partner interests.

     Fees payable to certain general partners (or their designees) under (vii) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment properties, shall not in the aggregate exceed the lesser of the competitive rate or 6% of the sales price of the apartment properties.

     The Managing General Partner and/or its affiliates may receive a fee in an amount of not more than 2% of the sales price of the investment in a Local Partnership or the property it owns. The fee would only be payable upon the sale of the investment in a Local Partnership or the property it owns and would be subject to certain restrictions, including achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner and/or its affiliates during the year ended December 31, 1998. During the year ended December 31, 1996, the Managing General Partner and/or its affiliates earned net fees of $26,606 for services performed in connection with the sale of the property relating to the Partnership's investment in River Run. As of December 31, 1997, $8,869 of these fees had not been paid and were accordingly classified as consulting fees payable to related parties in the accompanying financial statements. On March 25, 1998, these fees were paid.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% in the aggregate to the General Partners after payment of the Management Fee, (see Note 3), as specified in the Partnership Agreement. As defined in the Partnership Agreement, prior to the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership's cash available for distribution was approximately $432,000 and $783,000, for the years ended December 31, 1998 and 1997, respectively.

     On November 20, 1998, the Partnership made a cash distribution of $733,970 ($10.00 per Additional Limited Partner Unit) to the Additional Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from Partnerships. On November 18, 1997, the Partnership

                                     III-28

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

distributed $1,469,300 ($20.00 per Additional Limited Partner Unit) to the Additional Limited Partners from the proceeds of the sale of Second Lakewood. The Managing General Partner intends to retain all of the Partnership's undistributed cash for the possible repayment, prepayment or purchase of the Partnership's outstanding purchase money notes related to Local Partnerships.


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
          LOSS TO TAXABLE (LOSS) INCOME

     For federal income tax purposes, the Partnership reports on a basis whereby: (1) certain expenses are amortized rather than expensed when incurred;
(2) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations and (3) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2.g.), including losses in excess of related investment amounts. In addition, adjustments arising from the amortization of discount on the Partnership's purchase money notes for financial reporting purposes are eliminated for income tax purposes (see Note 2.a.). These returns are subject to audit and, therefore, possible adjustment by the IRS.




































                                     III-29

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
          LOSS TO TAXABLE (LOSS) INCOME - Continued

     A reconciliation of the Partnership's financial statement net loss to taxable (loss) income follows.

                                                                                      For the years ended
                                                                                          December 31,
                                                                                 -----------------------------
                                                                                     1998             1997
                                                                                 ------------     ------------
Financial statement net loss                                                     $ (15,154,111)   $ (8,613,593)

Adjustments:
  Difference between the income tax losses and
     financial statement losses related to the
     Partnership's equity in the Local Partnerships'
     losses                                                                           354,593        4,661,607

  Costs amortized over a shorter period for income
    tax purposes                                                                     (107,935)         (17,754)

  Difference in interest expense due to interest
    for consolidated partnerships and amortization of discount                      6,636,344        5,257,516

  Difference between the income tax interest
    income and financial statement interest income                                  1,158,011        1,076,459

                                                                                 ------------     ------------
Taxable (loss) income                                                            $ (7,113,098)    $  2,364,235
                                                                                 ============     ============

























                                      III-30