Form 10QSB
period 1999-03-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 1999-05-17
CIK 740371

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 1999
                                   --------------


Commission file number                0-13523
                                   --------------


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
--------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




           Maryland                                      52-1328767
-----------------------------------------         ------------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)



11200 Rockville Pike, Rockville, Maryland                  20852
-----------------------------------------         ------------------------
(Address of principal executive offices)                (Zip Code)



                                 (301) 468-9200
--------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at March 31, 1999)

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 1999



                                                                 Page
                                                                 ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1999 and
            December 31, 1998 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations and Accumulated
            Losses - for the three months ended March 31, 1999
            and 1998  . . . . . . . . . . . . . . . . . . . .        2

          Consolidated Statements of Cash Flows - for the
            three months ended March 31, 1999 and 1998  . . .        3

          Notes to Consolidated Financial Statements -
            March 31, 1999 and 1998 . . . . . . . . . . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       13

PART II.  Other Information

Item 3.   Defaults upon Senior Securities . . . . . . . . . .       18

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       19

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       20

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       21

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                                 March 31,      December 31,
                                                                                                   1999            1998
                                                                                               -------------    ------------
                                                                                                (Unaudited)
Investments in and advances to partnerships                                                    $  31,945,010    $  31,835,072
Cash and cash equivalents                                                                         10,944,553       10,765,753
Restricted cash equivalents                                                                           50,400           50,400
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $395,972 and $389,111, respectively                                    701,222          708,083
Property purchase costs, net of accumulated amortization of
  $371,615 and $365,258, respectively                                                                645,847          652,206
Other assets                                                                                          14,525           58,378
                                                                                               -------------    -------------

      Total assets                                                                             $  44,301,557    $  44,069,892
                                                                                               =============    =============


                         LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                             $  38,776,545    $  36,976,223
Accrued interest payable                                                                          99,540,191       96,821,772
Accounts payable and accrued expenses                                                                102,933          147,537
                                                                                               -------------    -------------
      Total liabilities                                                                          138,419,669      133,945,532
                                                                                               -------------    -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                                                                   2,000            2,000
    Limited Partners                                                                              73,501,500       73,501,500
                                                                                               -------------    -------------
                                                                                                  73,503,500       73,503,500

  Less:
    Accumulated distributions to partners                                                         (7,654,870)      (7,654,870)
    Offering costs                                                                                (7,562,894)      (7,562,894)
    Accumulated loss                                                                            (152,403,848)    (148,161,376)
                                                                                               -------------    -------------
      Total partners' deficit                                                                    (94,118,112)     (89,875,640)
                                                                                               -------------    -------------
      Total liabilities and partners' deficit                                                  $  44,301,557    $  44,069,892
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                  CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                              AND ACCUMULATED LOSSES

                                    (Unaudited)

                                                                                                 For the three months ended
                                                                                                          March 31,
                                                                                               -------------------------------
                                                                                                   1999             1998
                                                                                               -------------    -------------
Share of income from partnerships                                                              $     530,557    $     362,314
                                                                                               -------------    -------------

Other revenue and  expenses:

  Revenue:
    Interest and other income                                                                        120,269          145,423
                                                                                               -------------    -------------
  Expenses:
    Interest                                                                                       4,696,282        4,241,791
    Management fee                                                                                    93,750           93,750
    General and administrative                                                                        63,449           50,212
    Professional fees                                                                                 26,597           33,044
    Amortization of deferred costs                                                                    13,220           13,364
                                                                                               -------------    -------------
                                                                                                   4,893,298        4,432,161
                                                                                               -------------    -------------
      Total other revenue and expenses                                                            (4,773,029)      (4,286,738)
                                                                                               -------------    -------------

Net loss                                                                                          (4,242,472)      (3,924,424)

Accumulated losses, beginning of period                                                         (148,161,376)    (133,007,163)
                                                                                               -------------    -------------

Accumulated losses, end of period                                                              $(152,403,848)   $(136,931,587)
                                                                                               =============    =============

Net loss allocated to General Partners (1.51%)                                                 $     (64,061)   $     (59,259)
                                                                                               =============    =============

Net loss allocated to Initial and Special Limited Partners (1.49%)                             $     (63,213)   $     (58,474)
                                                                                               =============    =============

Net loss allocated to Additional Limited Partners (97%)                                        $  (4,115,198)   $  (3,806,691)
                                                                                               =============    =============
Net loss per unit of Additional Limited
  Partner Interest based on 73,500 units                                                       $      (55.99)   $      (51.79)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                                                For the three months ended
                                                                                                         March 31,
                                                                                               -----------------------------
                                                                                                   1999             1998
                                                                                               ------------     ------------
Cash flows from operating activities:
  Net loss                                                                                     $ (4,242,472)    $ (3,924,424)

  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Share of income from partnerships                                                              (530,557)        (362,314)
    Amortization of discount on purchase money notes                                              1,800,321        1,524,830
    Amortization of deferred costs                                                                   13,220           13,364
    Payment of purchase money note interest                                                        (177,542)        (217,929)

    Changes in assets and liabilities:
      Decrease in other assets                                                                       43,853          900,933
      Increase in accrued interest payable                                                        2,895,961        2,716,962
      Decrease in accounts payable and accrued expenses                                             (44,604)        (118,150)
      Decrease in consulting fees payable to related parties                                             --           (8,869)
                                                                                               ------------     ------------
        Net cash (used in) provided by operating activities                                        (241,820)         524,403
                                                                                               ------------     ------------

Net cash provided by investing activities:
  Receipt of distributions from partnerships                                                        420,620          385,554
                                                                                               ------------     ------------

Net cash used in financing activities:
  Payment of purchase money note principal                                                               --          (36,113)
                                                                                               ------------     ------------

Net increase in cash and cash equivalents                                                           178,800          873,844

Cash and cash equivalents, beginning of period                                                   10,765,753       10,197,871
                                                                                               ------------     ------------

Cash and cash equivalents, end of period                                                       $ 10,944,553     $ 11,071,715
                                                                                               ============     ============


Supplemental cash flow information
  Cash paid during the period for interest                                                     $    177,542     $    217,929
                                                                                               ============     ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of March 31, 1999, and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the interim period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 1998.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships
     ----------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $42,011,391 (exclusive of unamortized discount on purchase money notes of $3,234,846) plus accrued interest of $99,540,191 as of March 31, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amounts of $1,370,000 and $1,330,000 matured on July 27, 1994 and August 31, 1997, respectively, but have not been paid or extended, as discussed below. Purchase money notes mature during 1999, as follows.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

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

     The following chart presents information related to purchase money notes which mature through March 31, 2000, or which have matured and remain unpaid or unextended as of May 13, 1999.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                            Carrying Amount
                                            of Partnership's
                                             Investment in                Aggregate
                                            and Advances to               Principal                 Aggregate
                   Number of                Underlying Local               Balance                  Interest
 Purchase          Underlying               Partnerships as                 as of                  Balance as of
  Money Note         Local      Percentage     of March       Percentage    March      Percentage      March       Percentage
 (PMN) Maturity   Partnerships   of Total      31, 1999        of Total    31, 1999     of Total     31, 1999       of Total
----------------  ------------  ----------  ----------------  ----------  -----------  ----------  -------------   ----------
3rd Quarter 1994        1             3%       $ 1,278,943          4%    $ 1,370,000         3%    $ 5,743,480          6%
3rd Quarter 1997        1             3%           896,509          3%      1,330,000         3%      3,325,853          3%
3rd Quarter 1999       16            46%        17,182,898         54%     23,101,391        55%     46,233,569         46%
4th Quarter 1999       10            29%         7,454,785         23%     13,545,000        32%     32,452,759         33%
                     ----         -----        -----------      -----     -----------     -----     -----------      -----
Total through
  3/31/2000            28            81%       $26,813,135         84%    $39,346,391        93%    $87,755,661         88%
                     ====         =====        ===========      =====     ===========     =====     ===========      =====
Total, all PMNs        35           100%       $31,945,010        100%    $42,011,391       100%    $99,540,191        100%
                     ====         =====        ===========      =====     ===========     =====     ===========      =====

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be acceptable to all of the noteholders. Based on preliminary discussions with the holders of purchase money notes maturing through March 31, 2000, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to accept anything less than payment in full on the maturity date. In such instances, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. Of the 35 Local Partnerships in which the Partnership is invested as of both March 31, 1999 and December 31, 1998, the 28 Local Partnerships with associated purchase money notes which mature through March 31, 2000 and remain unpaid or unextended as of May 13, 1999, represent the following percentages of the Partnership's total

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

distributions received from Local Partnerships, and share of income from Local Partnerships.



                          Percentage of Total       Partnership's Share of
   For the Three Month   Distributions Received          Income from
     Periods Ending      from Local Partnerships      Local Partnerships
   ------------------    -----------------------    ----------------------
   March 31, 1999                 70%                     $ 329,965
   March 31, 1998                 97%                       162,450


     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 1999 and 1998 was $4,696,282 and $4,241,791, respectively. Amortization of discount on purchase money notes increased interest expense during the three months ended March 31, 1999 and 1998 by $1,800,322 and $1,524,830, respectively. The accrued interest on the purchase money notes of $99,540,191 and $96,821,772 as of March 31, 1999 and December 31, 1998, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if the pertinent Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

                                 Holiday Village
                                 ---------------

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments (Holiday Village) on July 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of May 13, 1999, principal and accrued interest of $1,370,000 and $5,756,089, respectively, were due. The Managing General Partner and the noteholders continue to negotiate settlement options, and as of May 13, 1999, negotiations between the Managing General Partner and the noteholders were ongoing. There is no assurance that any

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

agreement will be reached. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend against any action by the noteholders. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

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

                                 Redden Gardens
                                 --------------

     The Partnership defaulted on its purchase money note relating to Redden Development Company (Redden Gardens) on August 31, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $1,330,000 and $2,783,593, respectively. As of May 13, 1999, principal and accrued interest of $1,330,000 and $3,369,410, respectively, were due. The noteholders and the Partnership have agreed in principle to an extension of the maturity date of the purchase money note to January, 2000. The parties are presently formalizing this agreement. There is no assurance that a final agreement will be reached with the noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.   Advances to Local Partnerships
     ------------------------------

     The advances made to the Local Partnerships were as follows.


                                                   March 31,     December 31,
     Local Partnership                               1999           1998
     -----------------                           ------------   ------------
     Lakes of Northdale:
       Principal amount of funds advanced        $     54,500   $     54,500
                                                 ------------   ------------
          Total                                  $     54,500   $     54,500
                                                 ============   ============


                               Lakes of Northdale
                               ------------------

     To cover operating deficits incurred in prior years by Lakes of Northdale, Limited (Lakes of Northdale), the Partnership advanced funds totaling $54,500 as of both March 31, 1999 and December 31, 1998. No advances have been made to Lakes of Northdale since September 1989. These non-interest bearing advances are payable from cash flow of Lakes of Northdale after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. For financial reporting purposes, these advances have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

c.   Property matters
     ----------------
                                  Garden Court
                                  ------------

     On December 31, 1998, the local managing general partner of Garden Court Associates Limited Partnership (Garden Court) sold the property. The net proceeds to the Partnership of $50,000 were received on March 2, 1999.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 35 and 36 Local Partnerships in which the Partnership is invested as of March 31, 1999 and 1998, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the three months ended
                                                         March 31,
                                              -----------------------------
                                                  1999             1998
                                              ------------     ------------
     Revenue:
       Rental                                 $  8,474,682     $  8,624,995
       Other                                       593,449          559,184
                                              ------------     ------------
         Total revenue                           9,068,131        9,184,179
                                              ------------     ------------
     Expenses:
       Operating                                 5,476,715        5,655,544
       Interest                                  1,456,535        1,687,016
       Depreciation and amortization             1,816,625        1,831,849
                                              ------------     ------------
         Total expenses                          8,749,875        9,174,409
                                              ------------     ------------
     Net income                               $    318,256     $      9,770
                                              ============     ============


     As of both March 31, 1999 and December 31, 1998, the Partnership's share of cumulative losses of nine of the 35 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $12,375,619 and $12,157,676, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.   AFFORDABLE HOUSING LEGISLATION

     President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 HAP contracts with rents at less than 120% of fair market rents which expired between October 1997 and September 1998 to be renewed for one year. In the case of Section 8 HAP contracts with rents that exceeded 120% of fair market rents, these contracts could be renewed for one year, but these rents were reduced to 120% of fair market rents (Mark-to-Market). As of the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration (FHA) were subject to the Mark-to-Market legislation.

     Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)

3.   AFFORDABLE HOUSING LEGISLATION - Continued

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

                             MARCH 31, 1999 AND 1998

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
                            ====               ===


(1) The Managing General Partner expects that this Section 8 HAP Contract will be renewed for one year upon expiration.

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


4.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $38,368 and $32,138 for the three months ended March 31, 1999 and 1998, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee, as discussed above, of $93,750 for each of the three month periods ended March 31, 1999 and 1998.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998

                                   (Unaudited)

4.   RELATED-PARTY TRANSACTIONS - Continued

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments
(HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 contracts with rents at less than 120% of fair market rents which expired between October 1997 and September 1998 to be renewed for one year. In the case of Section 8 HAP contracts with rents that exceeded 120% of fair market rents, these contracts could be renewed for one year, but these rents were reduced to 120% of fair market rents (Mark-to-Market). At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents and whose mortgages are insured by the Federal Housing Administration (FHA) were subject to the Mark-to-Market legislation.

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

     Under current law, the write down of an FHA-insured mortgage under Mark-to-Market would trigger cancellation of indebtedness income to the partners, a taxable event, even though no actual cash is received. Additionally, the newly created second mortgage will accrue interest at a below-market rate; however,

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

the Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest will not generate additional ordinary income. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $10,944,553 (or approximately $144.44 per Additional Limited Partner unit) and $10,765,753 (or approximately $142.08 per Additional Limited Partner unit) as of March 31, 1999 and December 31, 1998, respectively, along with anticipated future cash distributions from the Local Partnerships, is expected to meet its current and anticipated operating cash needs. As of May 13, 1999, $50,400 of cash resources were restricted for future interest payments on one of the purchase money notes. As of May 13, 1999, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $42,011,391 (exclusive of unamortized discount on purchase money notes of $3,234,846) plus accrued interest of $99,540,191 as of March 31, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amounts of $1,370,000 and $1,330,000 matured on July 27, 1994 and August 31, 1997, respectively, but have not been paid or extended, as discussed below. Purchase money notes mature during 1999, as follows.

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

     The following chart presents information related to purchase money notes which mature through March 31, 2000, or which have matured and remain unpaid or unextended as of May 13, 1999.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------


                                            Carrying Amount
                                            of Partnership's
                                             Investment in                 Aggregate
                                            and Advances to                Principal                   Aggregate
                   Number of                Underlying Local                Balance                    Interest
 Purchase          Underlying               Partnerships as                  as of                    Balance as of
  Money Note         Local      Percentage     of March       Percentage     March       Percentage       March      Percentage
 (PMN) Maturity   Partnerships   of Total      31, 1999        of Total     31, 1999      of Total      31, 1999      of Total
----------------  ------------  ----------  ----------------  ----------   -----------   ----------   -------------  ----------
3rd Quarter 1994        1             3%       $ 1,278,943          4%     $ 1,370,000          3%     $ 5,743,480         6%
3rd Quarter 1997        1             3%           896,509          3%       1,330,000          3%       3,325,853         3%
3rd Quarter 1999       16            46%        17,182,898         54%      23,101,391         55%      46,233,569        46%
4th Quarter 1999       10            29%         7,454,785         23%      13,545,000         32%      32,452,759        33%
                     ----         -----        -----------      -----      -----------      -----      -----------     -----
Total through
  3/31/2000            28            81%       $26,813,135         84%     $39,346,391         93%     $87,755,661        88%
                     ====         =====        ===========      =====      ===========      =====      ===========     =====
Total, all PMNs        35           100%       $31,945,010        100%     $42,011,391        100%     $99,540,191       100%
                     ====         =====        ===========      =====      ===========      =====      ===========     =====


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, buying out certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be acceptable to all of the noteholders. Based on preliminary discussions with the holders of purchase money notes maturing through March 31, 2000, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to accept anything less than payment in full on the maturity date. In such instances, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of future cash flow distributed by the Local Partnership from rental operations, sales or refinancings. Of the 35 Local Partnerships in which the Partnership is invested as of both March 31, 1999 and December 31, 1998, the 28 Local Partnerships with associated purchase money notes which mature through March 31, 2000 and remain unpaid or unextended as May 13, 1999, represent the following percentages of the Partnership's total distributions received from Local Partnerships, and share of income from Local Partnerships.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------



                         Percentage of Total       Partnership's Share of
  For the Three Month   Distributions Received          Income from
    Periods Ending      from Local Partnerships      Local Partnerships
  ------------------    -----------------------    ----------------------
  March 31, 1999                 70%                     $ 329,965
  March 31, 1998                 97%                       162,450


     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 1999 and 1998, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended March 31, 1999 increased from the corresponding period in 1998 primarily due to an increase in interest expense due to amortization of discount on purchase money notes. Contributing to the increase in the Partnership's net loss was a decrease in interest and other income due to lower cash and cash equivalent balances in 1999 and an increase in general and administrative expense due to an increase in payroll costs. Partially offsetting the increase in the Partnership's net loss was an increase in share of income from partnerships generally due to decreased operating expenses at seven properties.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three months ended March 31, 1999 did not include losses of $217,943, compared to excluded losses of $340,239 for the three months ended March 31, 1998.

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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November, 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance, for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by June 1999. Additionally, the Managing General Partner is currently working with third party vendors, service providers, Local Partnership managing general partners, and Local Partnership property managers to verify their Y2K compliance, with completion expected by June 1999. The Testing Phase, which will include testing of internal applications as well as some third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                                 Holiday Village
                                 ---------------

     The Partnership defaulted on its purchase money note relating to Holiday Village Apartments (Holiday Village) on July 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of May 13, 1999, principal and accrued interest of $1,370,000 and $5,756,089, respectively, were due. The Managing General Partner and the noteholders continue to negotiate settlement options, and as of May 13, 1999, negotiations between the Managing General Partner and the noteholders were ongoing. There is no assurance that any agreement will be reached. Should the noteholders begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend against any action by the noteholders. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

                                 Redden Gardens
                                 --------------

     The Partnership defaulted on its purchase money note relating to Redden Development Company (Redden Gardens) on August 31, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $1,330,000 and $2,783,593, respectively. As of May 13, 1999, principal and accrued interest of $1,330,000 and $3,369,410, respectively, were due. The noteholders and the Partnership have agreed in principle to an extension of the maturity date of the purchase money note to January, 2000. The parties are presently formalizing this agreement. There is no assurance that a final agreement will be reached with the noteholders. Accordingly, there can be no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 1999.

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



May 14, 1999                 by: /s/ Michael J. Tuszka
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