Form 10QSB
period 1999-06-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 1999-08-12
CIK 740371

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1999
                                   -------------


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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at June 30, 1999)

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1999



                                                                 Page
                                                                 ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - June 30, 1999 and
            December 31, 1998 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations and Accumulated
            Losses - for the three and six months ended
            June 30, 1999 and 1998  . . . . . . . . . . . . .        2

          Consolidated Statements of Cash Flows - for the
            six months ended June 30, 1999 and 1998 . . . . .        3

          Notes to Consolidated Financial Statements
            June 30, 1999 and 1998  . . . . . . . . . . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       16

PART II.  Other Information

Item 3.   Defaults upon Senior Securities . . . . . . . . . .       22

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       25

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       26

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       27

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                                                 June 30,       December 31,
                                                                                                   1999            1998
                                                                                               -------------    ------------
                                                                                                (Unaudited)
Investments in and advances to partnerships                                                    $  32,077,464    $  31,835,072
Partnership interest held in escrow                                                                  965,089               --
Cash and cash equivalents                                                                         11,237,439       10,765,753
Restricted cash equivalents                                                                           50,400           50,400
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $390,456 and $389,111, respectively                                    673,505          708,083
Property purchase costs, net of accumulated amortization of
  $363,821 and $365,258, respectively                                                                615,697          652,206
Other assets                                                                                              --           58,378
                                                                                               -------------    -------------
      Total assets                                                                             $  45,619,594    $  44,069,892
                                                                                               =============    =============


                         LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                             $  40,576,868    $  36,976,223
Accrued interest payable                                                                         102,243,320       96,821,772
Accounts payable                                                                                     130,561          147,537
                                                                                               -------------    -------------
      Total liabilities                                                                          142,950,749      133,945,532
                                                                                               -------------    -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                                                                   2,000            2,000
    Limited Partners                                                                              73,501,500       73,501,500
                                                                                               -------------    -------------
                                                                                                  73,503,500       73,503,500

  Less:
    Accumulated distributions to partners                                                         (7,654,870)      (7,654,870)
    Offering costs                                                                                (7,562,894)      (7,562,894)
    Accumulated losses                                                                          (155,616,891)    (148,161,376)
                                                                                               -------------    -------------
      Total partners' deficit                                                                    (97,331,155)     (89,875,640)
                                                                                               -------------    -------------
      Total liabilities and partners' deficit                                                  $  45,619,594    $  44,069,892
                                                                                               =============    =============

                     The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                   CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                               AND ACCUMULATED LOSSES

                                     (Unaudited)

                                                                  For the three months ended      For the six months ended
                                                                           June 30,                        June 30,
                                                                -----------------------------   -----------------------------
                                                                    1999            1998            1999            1998
                                                                -------------   -------------   -------------   -------------
Share of income from partnerships                               $   1,611,077   $     607,638   $   2,141,634   $     969,952
                                                                -------------   -------------   -------------   -------------

Other revenue and  expenses:

 Revenue:
   Interest and other income                                          126,933         142,733         247,202         288,156
                                                                -------------   -------------   -------------   -------------
 Expenses:
   Interest                                                         4,746,745       4,241,791       9,443,027       8,483,582
   Management fee                                                      93,750          93,750         187,500         187,500
   General and administrative                                          71,694          52,059         135,143         102,271
   Professional fees                                                   26,534          33,131          53,131          66,175
   Amortization of deferred costs                                      12,330          13,364          25,550          26,728
                                                                -------------   -------------   -------------   -------------
                                                                    4,951,053       4,434,095       9,844,351       8,866,256
                                                                -------------   -------------   -------------   -------------
      Total other revenue and expenses                             (4,824,120)     (4,291,362)     (9,597,149)     (8,578,100)
                                                                -------------   -------------   -------------   -------------

Net loss                                                           (3,213,043)     (3,683,724)     (7,455,515)     (7,608,148)

Accumulated losses, beginning of period                          (152,403,848)   (136,931,587)   (148,161,376)   (133,007,163)
                                                                -------------   -------------   -------------   -------------

Accumulated losses, end of period                               $(155,616,891)  $(140,615,311)  $(155,616,891)  $(140,615,311)
                                                                =============   =============   =============   =============

Net loss allocated to General Partners (1.51%)                  $     (48,517)  $     (55,624)  $    (112,578)  $    (114,883)
                                                                =============   =============   =============   =============
Net loss allocated to Initial and Special
  Limited Partners (1.49%)                                      $     (47,874)  $     (54,887)  $    (111,087)  $    (113,361)
                                                                =============   =============   =============   =============
Net loss allocated to Additional Limited
  Partners (97%)                                                $  (3,116,652)  $  (3,573,213)  $  (7,231,850)  $  (7,379,904)
                                                                =============   =============   =============   =============
Net loss per unit of Additional Limited
  Partner Interest based on 73,500 units outstanding            $      (42.40)  $      (48.62)  $      (98.39)  $     (100.41)
                                                                =============   =============   =============   =============

                 The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                                 For the six months ended
                                                                                                         June 30,
                                                                                               -----------------------------
                                                                                                   1999            1998
                                                                                               ------------    ------------
Cash flows from operating activities:
  Net loss                                                                                     $ (7,455,515)   $ (7,608,148)

  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Share of income from partnerships                                                            (2,141,634)       (969,952)
    Amortization of discount on purchase money notes                                              3,600,645       3,049,657
    Amortization of deferred costs                                                                   25,550          26,728

    Changes in assets and liabilities:
      Decrease in other assets                                                                       58,378         909,373
      Increase in accrued interest payable                                                        5,842,382       5,433,925
      Payment of purchase money note interest                                                      (420,836)       (272,155)
      Decrease in accounts payable                                                                  (16,975)        (93,202)
      Decrease in consulting fees payable to related parties                                             --          (8,869)
                                                                                               ------------    ------------
        Net cash (used in) provided by operating activities                                        (508,005)        467,357
                                                                                               ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                        979,691         667,022
                                                                                               ------------    ------------

Cash flows from financing activities:
  Payment of purchase money note principal                                                               --         (36,113)
                                                                                               ------------    ------------

Net increase in cash and cash equivalents                                                           471,686       1,098,266

Cash and cash equivalents, beginning of period                                                   10,765,753      10,197,871
                                                                                               ------------    ------------

Cash and cash equivalents, end of period                                                       $ 11,237,439    $ 11,296,137
                                                                                               ============    ============


Supplemental cash flow information
  Cash paid during the period for interest                                                     $    420,836    $    272,155
                                                                                               ============    ============


                    The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 and 1998

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of June 30, 1999, and the results of its operations for the three and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the interim period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships
     ----------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $42,011,391 (exclusive of unamortized discount on purchase money notes of $1,434,523) plus accrued interest of $102,243,320 as of June 30, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amount of $1,370,000 matured on July 27, 1994 but have not been paid or extended, as discussed below. Purchase money notes in the aggregate principal amount of $1,330,000 matured on August 31, 1997 and have been extended to January 3, 2000. Purchase money notes in the aggregate principal amounts of $2,035,000 and $868,000 matured on July 1, 1999 and July 31, 1999, respectively, and have not been paid or extended. A purchase money note in the principal amount of $2,301,310 matured on July 31, 1999, and was paid in full on July 30, 1999. Purchase money notes in the aggregate principal amount of $7,070,000 matured on August 1, 1999 and have not been paid or extended. Purchase money notes in the aggregate principal amounts of $6,827,081, $2,500,000, $4,625,000 and $7,570,000 mature later in August, and in
September, October and December of 1999, respectively. Purchase money notes in the aggregate principal amounts of $1,500,000 and $1,350,000 were due to mature on September 27, 1999 and October 31, 1999, respectively, and were extended to September 27, 2002 and April 30, 2000, respectively. The remaining two purchase money notes mature in 2000 and 2025.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 and 1998

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

     The following chart presents information related to purchase money notes which mature through June 30, 2000, or which have matured and remain unpaid or unextended as of August 12, 1999. Information for the third quarter of 1999 does not include a note which matured during that quarter and which was paid off, in full, on July 30, 1999. See further discussion of this purchase money note, below.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 and 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                            Carrying Amount
                                            of Partnership's
                                             Investment in                Aggregate                   Aggregate
                                            and Advances to               Principal                    Accrued
                   Number of                Underlying Local               Balance                    Interest
  Purchase         Underlying               Partnerships as                 as of                    Balance as of
   Money Note        Local      Percentage      of June       Percentage    June        Percentage       June        Percentage
 (PMN) Maturity   Partnerships   of Total      30, 1999        of Total    30, 1999      of Total      30, 1999       of Total
----------------  ------------  ----------  ----------------  ----------  -----------   ----------   -------------   ----------
3rd Quarter 1994        1             3%       $ 1,235,106          4%    $ 1,370,000          3%     $  5,910,736         6%
3rd Quarter 1999       14            40%        15,802,563         49%     19,300,081         46%       45,105,791        44%
4th Quarter 1999        9            26%         6,845,356         21%     12,195,000         29%       28,266,582        28%
1st Quarter 2000        1             3%                --          -%      1,330,000          3%        3,421,037         3%
2nd Quarter 2000        2             5%         3,540,377         11%      3,515,000          9%       16,067,540        16%
                     ----         -----        -----------      -----     -----------      -----      ------------     -----
Total through
  6/30/2000            27            77%       $27,423,402         85%    $37,710,081         90%     $ 98,771,686        97%
                     ====         =====        ===========      =====     ===========      =====      ============     =====
Total, Local
 Partnerships          35           100%       $32,077,464        100%    $42,011,391        100%     $102,243,320       100%
                     ====         =====        ===========      =====     ===========      =====      ============     =====


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be acceptable to all of the noteholders. Based on preliminary discussions with the holders of purchase money notes maturing through June 30, 2000, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate any extension or discounted payoff. In such instances, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of future cash flow distributed by the Local Partnership from rental operations, and sales or refinancings. Of the 35 Local Partnerships in which the Partnership is invested as of both June 30, 1999 and

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 and 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

December 31, 1998, the 27 Local Partnerships with associated purchase money notes which mature through June 30, 2000 and which remain unpaid or unextended as of August 12, 1999, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.



                        Percentage of Total      Partnership's Share of
   For the Six Month   Distributions Received         Income from
    Periods Ending     from Local Partnerships     Local Partnerships
   -----------------   -----------------------   ----------------------
   June 30, 1999                58%                    $1,440,368
   June 30, 1998                49%                       429,771


     Interest expense on the Partnership's purchase money notes for the three and six months ended June 30, 1999 was $4,746,745 and $9,443,027, respectively, and $4,241,791 and $8,483,582 during the three and six months ended June 30, 1998, respectively. Amortization of discount on purchase money notes increased interest expense during the three and six months ended June 30, 1999 by $1,800,322 and $3,600,645, respectively, and by $1,524,830 and $3,049,657 during the three and six months ended June 30, 1998, respectively. The accrued interest on the purchase money notes of $102,243,320 and $96,821,772 as of June 30, 1999 and December 31, 1998, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                 Chippewa County
                                 ---------------

     The Partnership defaulted on its purchase money note related to Chippewa County Housing Partners (Chippewa County) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $860,000 and $2,297,423, respectively. As of August 12, 1999, principal and accrued interest of $860,000 and $2,299,306 respectively, were due. The Partnership, together with the Local Partnership and the noteholders, are currently exploring settlement options in connection with a possible extension of the maturity date of the purchase money note, while also pursuing a possible sale of the property or a refinancing of the first mortgage loan related to Chippewa County. There is no assurance that any such extension, sale or refinancing will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 and 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Cottonwood Park
                                 ---------------

     The Partnership defaulted on its purchase money note related to Shawnee Heights Limited Partnership (Cottonwood Park) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $975,000 and $2,576,421, respectively. As of August 12, 1999, principal and accrued interest of $975,000 and 2,579,634, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note for five years. There is no assurance that an extension will be obtained.

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $1,974,004, respectively. As of August 12, 1999, aggregate principal and accrued interest of $868,000 and $1,975,915, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money notes. There is no assurance that an extension will be obtained.

                                 Deangelis Manor
                                 ---------------

     The Partnership defaulted on its purchase money note related to Natick Associates (Deangelis Manor) on July 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,015,000 and $2,677,971, respectively. As of August 12, 1999, principal and accrued interest of $1,015,000 and $2,708,034, respectively, were due. The Partnership is currently negotiating a discounted payoff of the note with the noteholders. There is no assurance that a discounted payoff will occur.

                                Glenridge Gardens
                                -----------------

     The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,875,229, respectively. As of August 12, 1999, principal and accrued interest of $740,000 and $1,876,638, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note for five years. There is no assurance that an extension will be obtained.

                              Harborview Apartments
                              ---------------------

     The Partnership defaulted on its purchase money notes related to Harborview Apartments Associates Limited Partnership (Harborview Apartments) on August 1,

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 and 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,000,000 and $5,342,321, respectively. As of August 12, 1999, principal and accrued interest of $3,000,000 and $5,354,698 respectively, were due. The Partnership is currently negotiating an extension of the maturity date or a discounted payoff of the purchase money notes. There is no assurance that an extension or a discounted payoff will occur.

                                Highland Village
                                ----------------

     The Managing General Partner is currently negotiating an extension of the maturity date of the purchase money notes related to Highland Village Associates (Highland Village). The purchase money notes, in the aggregate principal amount of $1,100,000, mature on October 31, 1999. In connection with the proposed extension of the maturity date, the Managing General Partner, the local managing general partner and the noteholders are jointly exploring various options to refinance the Massachusetts Housing Finance Agency (MHFA) and HUD Section 236 interest rate subsidized mortgage loan related to this property. There is no assurance that an extension will be obtained, or that a refinancing of the mortgage loan will occur.

                                 Holiday Village
                                 ---------------

     The Partnership defaulted on its purchase money note related to Holiday Village Apartments (Holiday Village) on July 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of August 12, 1999, principal and accrued interest of $1,370,000 and $5,973,972, respectively, were due. The Managing General Partner and the noteholder continue to negotiate settlement options, and as of August 12, 1999, negotiations between the Managing General Partner and the noteholder are ongoing. There is no assurance that any settlement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend against any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

                                Hometown Village
                                ----------------

     The Partnership defaulted on its purchase money note related to Hometown Villages Limited Partnership (Hometown Village) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,495,000 and $5,025,603, respectively. As of August 12, 1999, principal and accrued interest of $1,495,000 and $5,044,697 respectively, were due. The Partnership, together with the Local Partnership and the noteholders, are currently exploring settlement options in connection with a possible extension of the maturity date of the purchase money note, while also pursuing a possible sale of the property or a refinancing of the first mortgage loan

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 and 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

related Hometown Village. There is no assurance that any such extension, sale or refinancing will occur.

                                Jewish Federation
                                -----------------

     The purchase money note related to Jewish Federation Apartments Associates (Jewish Federation), in the principal amount of $1,350,000, was due to mature on October 31, 1999. In 1997, the Managing General Partner entered into an agreement with the noteholder to extend the maturity date for five years, subject to the donation and transfer by the Local Partnership of an unimproved portion of the property to an entity affiliated with the local managing general partner and the noteholder. The Local Partnership had entered into an agreement to make such donation and transfer, but the transaction was denied by HUD in January 1998. In April 1998, the local managing general partner indicated that it had received verbal approval from HUD and intended to reapply for financing with HUD. There is no assurance that such financing will be obtained. On May 21, 1999, the noteholder extended the maturity date of the purchase money note to April 30, 2000, to allow time for the donation and transfer to occur.

                               Lakes of Northdale
                               ------------------

     The purchase money note related to Lakes of Northdale Limited Partnership (Lakes of Northdale), in the principal amount of $1,500,000, was due to mature on September 27, 1999. The Partnership and the noteholder agreed to extend the maturity date of the purchase money note to September 27, 2002, if the Local Partnership completed an extension of its first mortgage debt, which extension occurred on June 28, 1999. Accordingly, the purchase money note for Lakes of Northdale presently matures on September 27, 2002.

                              Mary Allen West Tower
                              ---------------------

     On July 30, 1999, the Partnership paid, in full, the purchase money note related to Galesburg Housing Partners (Mary Allen West Tower). The purchase money note was in the principal amount of $2,301,310.

                                   Matthew XXV
                                   -----------

     The Partnership defaulted on its purchase money note related to Diakonia Associates (Matthew XXV) on July 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,020,000 and $2,695,752, respectively. As of August 12, 1999, principal and accrued interest of $1,020,000 and $2,724,748, respectively, were due. The Partnership is currently negotiating a discounted payoff of the note with the noteholders. There is no assurance that a discounted payoff will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 and 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Redden Gardens
                                 --------------

     The Partnership defaulted on its purchase money notes related to Redden Development Company (Redden Gardens) on August 31, 1997 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,330,000 and $2,783,593, respectively. As of August 12, 1999, principal and accrued interest of $1,330,000 and $3,482,500, respectively, were due. The noteholders have extended the maturity date of the purchase money notes to January 2000. In connection with the extension, the Partnership placed in escrow documents transferring its interest in Redden Gardens to the noteholders, to be released to the noteholders upon a future default by the Partnership on the purchase money notes. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

     Due to the possible transfer of the Partnership's interest in the Local Partnership to the noteholders, the Partnership's basis in the Local Partnership, which was $965,089 as of June 30, 1999, has been reclassified to partnership interest held in escrow in the accompanying consolidated financial statements.

     The purchase money notes related to Redden Gardens are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. The release of the Partnership's purchase money note obligation as a result of the possible loss of ownership interest in the Local Partnership would result in a net financial statement gain of approximately $3.8 million.

                                 Scoville Center
                                 ---------------

     The purchase money notes related to Beloit Housing Partners (Scoville Center), in the aggregate principal amount of $1,400,000, are due to mature on October 1, 1999. The Managing General Partner is currently exploring settlement options in connection with a sale of the property or a refinancing of the first mortgage loan related to Scoville Center. There is no assurance that any such sale or refinancing will occur.

b.   Advances to Local Partnerships
     ------------------------------

                               Lakes of Northdale
                               ------------------

     To cover operating deficits incurred in prior years by Lakes of Northdale, the Partnership advanced funds totaling $54,500 as of both June 30, 1999 and December 31, 1998. No advances have been made to Lakes of Northdale since September 1989. These non-interest bearing advances are payable from cash flow of Lakes of Northdale after payment of first mortgage debt service and after

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 and 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. For financial reporting purposes, these advances have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

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

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 35 and 36 Local Partnerships in which the Partnership is invested as of June 30, 1999 and 1998, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 and 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          For the three months ended         For the six months ended
                                                                   June 30,                           June 30,
                                                        -----------------------------      -----------------------------
                                                            1999             1998              1999             1998
                                                        ------------     ------------      ------------     ------------
Revenue:
  Rental revenue                                        $  8,327,245     $  8,361,421      $ 16,801,927     $ 16,986,416
  Other, principally interest                                589,609          555,200         1,183,058        1,114,384
                                                        ------------     ------------      ------------     ------------
     Total revenue                                         8,916,854        8,916,621        17,984,985       18,100,800
                                                        ------------     ------------      ------------     ------------
Expenses:
  Operating and other                                      4,236,034        5,147,762         9,712,749       10,803,306
  Interest                                                 1,456,534        1,684,479         2,913,069        3,371,495
  Depreciation and amortization                            1,816,622        1,819,285         3,633,247        3,651,134
                                                        ------------     ------------      ------------     ------------
     Total expenses                                        7,509,190        8,651,526        16,259,065       17,825,935
                                                        ------------     ------------      ------------     ------------
Net income                                              $  1,407,664     $    265,095      $  1,725,920     $    274,865
                                                        ============     ============      ============     ============


     As of both June 30, 1999 and December 31, 1998, the Partnership's share of cumulative losses to date for nine of the 35 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $12,593,564 and $12,157,676, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.   AFFORDABLE HOUSING LEGISLATION

     President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 HAP contracts with rents at less than 120% of fair market rents which expired between October 1997 and September 1998 to be renewed for one year. In the case of Section 8 HAP contracts with rents that exceeded 120% of fair market rents, these contracts could be renewed for one year, but these rents were reduced to 120% of fair market rents (Mark-to-Market). As of the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents applicable to properties with mortgage loans insured by the Federal Housing Administration (FHA) were subject to the Mark-to-Market legislation.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 and 1998

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

     Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses.
Each affected property will undergo debt restructuring according to terms determined by an individual property and operations evaluation. This will involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan will be converted to a non-performing but accruing (soft) second mortgage loan.

     Five properties in which the Partnership is invested may be affected by the Mark-to-Market program since they have Section 8 HAP contracts expiring in 1999 and 2000. Of these five properties, rent studies for three properties indicate that the current HAP rents are below fair market rents. Rent studies are being performed for the other two properties. Properties with expiring HAP contract rents greater than 120% of fair market rents in the area where each property is located may be affected immediately by the new legislation. These five properties are as follows.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 and 1998

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

                                                    Units            Original          Renewed
                                               Authorized for      Expiration of     Expiration of
                               Number of      Rental Assistance      Section 8         Section 8
 Property                     Rental Units     Under Section 8     HAP Contract      HAP Contract
 --------                     ------------    -----------------    -------------     -------------
 Cottonwood Park                  126                 6               06/30/98       06/30/99 (1)
 Glenridge Gardens                120                24               05/31/99         (2)
 Pilgrim Tower North              258               205               10/31/98       02/29/00
 Redden Gardens                   150                29               09/30/98       09/30/99
 Tradewinds Terrace               122                44               09/30/98       09/30/99
                                 ----               ---
     Total                        776               308
                                 ====               ===


(1) The Section 8 HAP contract was not renewed at the election of the Managing General Partner.
(2) The Managing General Partner expects that this Section 8 HAP Contract will be renewed for one year upon expiration.

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


4.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $53,006 and $91,375 for the three and six months ended June 30, 1999, respectively, and $30,188 and $62,326 for the three and six months ended June 30, 1998, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee, as discussed above, of $93,750 and $187,500 for the three and six months ended June 30, 1999, respectively, and like amounts for the three and six months ended June 30, 1998, respectively.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 and 1998

                                   (Unaudited)


4.   RELATED-PARTY TRANSACTIONS - Continued

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments
(HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 contracts with rents at less than 120% of fair market rents which expired between October 1997 and September 1998 to be renewed for one year. In the case of Section 8 HAP contracts with rents that exceeded 120% of fair market rents, these contracts could be renewed for one year, but these rents were reduced to 120% of fair market rents (Mark-to-Market). At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents applicable to properties with mortgage loans insured by the Federal Housing Administration (FHA) were subject to the Mark-to-Market legislation.

     Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses.
Each affected property will undergo debt restructuring according to terms determined by an individual property and operations evaluation. This will involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan will be converted to a non-performing but accruing (soft) second mortgage loan.

     Five properties in which the Partnership is invested may be affected by the Mark-to-Market program since they have Section 8 HAP contracts expiring in 1999 and 2000. Of these five properties, rent studies for three properties indicate that the current HAP rents are below fair market rents. Rent studies are being

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

performed for the other two properties. Properties with expiring HAP contract rents greater than 120% of fair market rents in the area where each property is located may be affected immediately by the new legislation.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $11,237,439 ($148.30 per Additional Limited Partner unit) and $10,765,753 ($142.08 per Additional Limited Partner unit) as of June 30, 1999 and December 31, 1998, respectively, along with anticipated future cash distributions from the Local Partnerships, are expected to be adequate to meet its current and anticipated operating cash needs. However, see the discussion below regarding the upcoming maturity of many of the Partnership's purchase money notes. As of August 12, 1999, $50,400 of cash resources were restricted for future interest payments on one of the purchase money notes. As of August 12, 1999, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $42,011,391 (exclusive of unamortized discount on purchase money notes of $1,434,523) plus accrued interest of $102,243,320 as of June 30, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amounts of $1,370,000 matured on July 27, 1994 but have not been paid or extended, as discussed below. Purchase money notes in the aggregate principal amount of $1,330,000 matured on August 31, 1997 and have been extended to January 3, 2000. Purchase money notes in the aggregate principal amounts of $2,035,000 and $868,000 matured on July 1, 1999 and July 31, 1999, respectively, and have not been paid or extended. A purchase money note in the principal amount of $2,301,310 matured on July 31, 1999, and was paid in full on July 30, 1999. Purchase money notes in the aggregate principal amount of $7,070,000 matured on August 1, 1999 and have not been paid or extended. Purchase money notes in the aggregate principal amounts of

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

$6,827,081, $2,500,000, $4,625,000 and $7,570,000 mature later in August, and in
September, October and December of 1999, respectively. Purchase money notes in the aggregate principal amounts of $1,500,000 and $1,350,000 were due to mature on September 27, 1999 and October 31, 1999, respectively, and were extended to September 27, 2002 and April 30, 2000, respectively. The remaining two purchase money notes mature in 2000 and 2025. See the notes to the consolidated financial statements for additional information pertaining to these purchase money notes.

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

     The following chart presents information related to purchase money notes which mature through June 30, 2000, or which have matured and remain unpaid or unextended as of August 12, 1999. Information for the third quarter of 1999 does not include a note which matured during that quarter and which was paid off, in full, on July 30, 1999.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------


                                            Carrying Amount
                                            of Partnership's
                                             Investment in                Aggregate                   Aggregate
                                            and Advances to               Principal                    Accrued
                   Number of                Underlying Local               Balance                    Interest
    Purchase       Underlying               Partnerships as                 as of                    Balance as of
   Money Note        Local      Percentage      of June       Percentage    June        Percentage       June        Percentage
 (PMN) Maturity   Partnerships   of Total      30, 1999        of Total    30, 1999      of Total      30, 1999       of Total
----------------  ------------  ----------  ----------------  ----------  -----------   ----------   -------------   ----------
3rd Quarter 1994        1             3%       $ 1,235,106          4%    $ 1,370,000          3%     $  5,910,736         6%
3rd Quarter 1999       14            40%        15,802,563         49%     19,300,081         46%       45,105,791        44%
4th Quarter 1999        9            26%         6,845,356         21%     12,195,000         29%       28,266,582        28%
1st Quarter 2000        1             3%                --          -%      1,330,000          3%        3,421,037         3%
2nd Quarter 2000        2             5%         3,540,377         11%      3,515,000          9%       16,067,540        16%
                     ----         -----        -----------      -----     -----------      -----      ------------     -----
Total through
  6/30/2000            27            77%       $27,423,402         85%    $37,710,081         90%     $ 98,771,686        97%
                     ====         =====        ===========      =====     ===========      =====      ============     =====
Total, Local
 Partnerships          35           100%       $32,077,464        100%    $42,011,391        100%     $102,243,320       100%
                     ====         =====        ===========      =====     ===========      =====      ============     =====


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be acceptable to all of the noteholders. Based on preliminary discussions with the holders of purchase money notes maturing through June 30, 2000, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate any extension or discounted payoff. In such instances, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of future cash flow distributed by the Local Partnership from rental operations, and sales or refinancings. Of the 35 Local Partnerships in which the Partnership is invested as of both June 30, 1999 and December 31, 1998, the 27 Local Partnerships with associated purchase money notes which mature through June 30, 2000 and which remain unpaid or unextended as of August 12, 1999, represent the following percentages of the Partnership's

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

total distributions received from Local Partnerships and share of income from Local Partnerships.



                         Percentage of Total     Partnership's Share of
   For the Six Month    Distributions Received        Income from
    Periods Ending      from Local Partnerships    Local Partnerships
   -----------------    -----------------------  ----------------------
   June 30, 1999                 58%                   $1,440,368
   June 30, 1998                 49%                      429,771


     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six months ended June 30, 1999 and 1998, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the six months ended June 30, 1999, as receipt of distributions from partnerships exceeded net cash used in operating activities.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three and six months ended June 30, 1999 decreased from the corresponding periods in 1998 primarily due to an increase in share of income from partnerships generally due to a decrease in operating expenses at the properties. Contributing to the decrease in the Partnership's net loss was a decrease in professional fees due to a Local Partnership audit and market study fee in 1998. Partially offsetting the decrease in the Partnership's net loss were a decrease in interest income due to generally lower rates earned on cash and cash equivalents, and an increase in interest expense due to higher amortization of discount on purchase money notes, and an increase in general and administrative expenses due to higher reimbursed payroll costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and six months ended June 30, 1999 did not include losses of $217,945 and $435,888, respectively, compared to excluded losses of $340,642 and $680,881, respectively, for the three and six months ended June 30, 1998.

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

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning, Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November, 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance, for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by August 1999. Additionally, the Managing General Partner is currently working with third party vendors, service providers, Local Partnership managing general partners, and Local Partnership property managers to verify their Y2K compliance, with completion expected by August 1999. The Testing Phase, which will include testing of internal applications as well as some third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                                 Chippewa County
                                 ---------------

     The Partnership defaulted on its purchase money note related to Chippewa County Housing Partners (Chippewa County) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $860,000 and $2,297,423, respectively. As of August 12, 1999, principal and accrued interest of $860,000 and $2,299,306 respectively, were due. The Partnership, together with the Local Partnership and the noteholders, are currently exploring settlement options in connection with a possible extension of the maturity date of the purchase money note, while also pursuing a possible sale of the property or a refinancing of the first mortgage loan related to Chippewa County. There is no assurance that any such extension, sale or refinancing will occur.

                                 Cottonwood Park
                                 ---------------

     The Partnership defaulted on its purchase money note related to Shawnee Heights Limited Partnership (Cottonwood Park) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $975,000 and $2,576,421, respectively. As of August 12, 1999, principal and accrued interest of $975,000 and 2,579,634, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note for five years. There is no assurance that an extension will be obtained.

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $1,974,004, respectively. As of August 12, 1999, aggregate principal and accrued interest of $868,000 and $1,975,915, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money notes. There is no assurance that an extension will be obtained.

                                 Deangelis Manor
                                 ---------------

     The Partnership defaulted on its purchase money note related to Natick Associates (Deangelis Manor) on July 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,015,000 and $2,677,971, respectively. As of August 12, 1999, principal and accrued interest of $1,015,000 and $2,708,034, respectively, were due. The Partnership is currently negotiating a discounted payoff of the note with the noteholders. There is no assurance that a discounted payoff will occur.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

                                Glenridge Gardens
                                -----------------

     The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,875,229, respectively. As of August 12, 1999, principal and accrued interest of $740,000 and $1,876,638, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note for five years. There is no assurance that an extension will be obtained.

                              Harborview Apartments
                              ---------------------

     The Partnership defaulted on its purchase money notes related to Harborview Apartments Associates Limited Partnership (Harborview Apartments) on August 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,000,000 and $5,342,321, respectively. As of August 12, 1999, principal and accrued interest of $3,000,000 and $5,354,698 respectively, were due. The Partnership is currently negotiating an extension of the maturity date or a discounted payoff of the purchase money notes. There is no assurance that an extension or a discounted payoff will occur.

                                 Holiday Village
                                 ---------------

     The Partnership defaulted on its purchase money note related to Holiday Village Apartments (Holiday Village) on July 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of August 12, 1999, principal and accrued interest of $1,370,000 and $5,973,972, respectively, were due. The Managing General Partner and the noteholder continue to negotiate settlement options, and as of August 12, 1999, negotiations between the Managing General Partner and the noteholder are ongoing. There is no assurance that any settlement will be reached. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend against any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

                                Hometown Village
                                ----------------

     The Partnership defaulted on its purchase money note related to Hometown Villages Limited Partnership (Hometown Village) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,495,000 and $5,025,603, respectively. As of August 12, 1999, principal and accrued interest of $1,495,000 and $5,044,697 respectively, were due. The Partnership, together with the Local Partnership and the noteholders, are currently exploring settlement options in connection with a possible extension of the maturity date of the purchase money note, while also pursuing a possible sale of the property or a refinancing of the first mortgage loan related Hometown Village. There is no assurance that any such extension, sale or refinancing will occur.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

                                   Matthew XXV
                                   -----------

     The Partnership defaulted on its purchase money note related to Diakonia Associates (Matthew XXV) on July 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,020,000 and $2,695,752, respectively. As of August 12, 1999, principal and accrued interest of $1,020,000 and $2,724,748, respectively, were due. The Partnership is currently negotiating a discounted payoff of the note with the noteholders. There is no assurance that a discounted payoff will occur.

                                 Redden Gardens
                                 --------------

     The Partnership defaulted on its purchase money notes related to Redden Development Company (Redden Gardens) on August 31, 1997 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,330,000 and $2,783,593, respectively. As of August 12, 1999, principal and accrued interest of $1,330,000 and $3,482,500, respectively, were due. The noteholders have extended the maturity date of the purchase money notes to January 2000. In connection with the extension, the Partnership placed in escrow documents transferring its interest in Redden Gardens to the noteholders, to be released to the noteholders upon a future default by the Partnership on the purchase money notes. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

     Due to the possible transfer of the Partnership's interest in the Local Partnership to the noteholders, the Partnership's basis in the Local Partnership, which was $965,089 as of June 30, 1999, has been reclassified to partnership interest held in escrow in the accompanying consolidated financial statements.

     The purchase money notes related to Redden Gardens are nonrecourse and secured solely by the Partnership's interest in the Local Partnership. The release of the Partnership's purchase money note obligation as a result of the possible loss of ownership interest in the Local Partnership would result in a net financial statement gain of approximately $3.8 million.

PART II.  OTHER INFORMATION
          -----------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1999.

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



August 12, 1999              by: /s/ Michael J. Tuszka
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