Form 10QSB
period 1999-09-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 1999-11-15
CIK 740371

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     September 30, 1999
                                   ------------------


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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                      (Outstanding at September 30, 1999)

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



                                                                 Page
                                                                 ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 1999 and
            December 31, 1998 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations and Accumulated
            Losses - for the three and nine months ended
            September 30, 1999 and 1998 . . . . . . . . . . .        2

          Consolidated Statements of Cash Flows - for the
            nine months ended September 30, 1999 and 1998 . .        4

          Notes to Consolidated Financial Statements
            September 30, 1999 and 1998 . . . . . . . . . . .        5

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       19

PART II.  Other Information

Item 3.   Defaults upon Senior Securities . . . . . . . . . .       25

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       30

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       31

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       32

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                            CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                                                September 30,    December 31,
                                                                                                    1999            1998
                                                                                                -------------    ------------
                                                                                                 (Unaudited)
Investments in and advances to partnerships                                                     $  32,690,797    $  31,835,072
Partnership interest held in escrow                                                                   965,089               --
Cash and cash equivalents                                                                           8,902,590       10,765,753
Restricted cash equivalents                                                                            50,400           50,400
Acquisition fees, principally paid to related parties, net of
  accumulated amortization of $397,214 and $389,111, respectively                                     666,747          708,083
Property purchase costs, net of accumulated amortization of
  $369,944 and $365,258, respectively                                                                 609,574          652,206
Other assets                                                                                               --           58,378
                                                                                                -------------    -------------

      Total assets                                                                              $  43,885,197    $  44,069,892
                                                                                                =============    =============

                       LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                              $  39,423,801    $  36,976,223
Accrued interest payable                                                                          105,063,191       96,821,772
Accounts payable and accrued expenses                                                                 162,976          147,537
                                                                                                -------------    -------------
      Total liabilities                                                                           144,649,968      133,945,532
                                                                                                -------------    -------------
Commitments and contingencies

Partners' capital (deficit):

  Capital paid-in:
    General Partners                                                                                    2,000            2,000
    Limited Partners                                                                               73,501,500       73,501,500
                                                                                                -------------    -------------
                                                                                                   73,503,500       73,503,500

  Less:
    Accumulated distributions to partners                                                         (7,654,870)       (7,654,870)
    Offering costs                                                                                (7,562,894)       (7,562,894)
    Accumulated losses                                                                          (159,050,507)     (148,161,376)
                                                                                                -------------    -------------
      Total partners' deficit                                                                   (100,764,771)      (89,875,640)
                                                                                                -------------    -------------
      Total liabilities and partners' deficit                                                   $  43,885,197    $  44,069,892
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                AND ACCUMULATED LOSSES

                                     (Unaudited)


                                                             For the three months ended          For the nine months ended
                                                                     September 30,                       September 30,
                                                            ------------------------------     ------------------------------
                                                                1999             1998              1999             1998
                                                            -------------    -------------     -------------    -------------
Share of income from partnerships                           $     721,950    $   1,166,060     $   2,863,584    $   2,136,012
                                                            -------------    -------------     -------------    -------------

Other revenue and expenses:

  Revenue:
    Interest and other income                                     117,877          167,994           365,079          456,150
                                                            -------------    -------------     -------------    -------------

  Expenses:
    Interest                                                    4,081,283        4,241,792        13,524,310       12,725,374
    Management fee                                                 93,750           93,750           281,250          281,250
    General and administrative                                     58,156           42,116           193,299          144,387
    Professional fees                                              27,373           25,175            80,504           91,350
    Amortization of deferred costs                                 12,881           13,364            38,431           40,092
                                                            -------------    -------------     -------------    -------------
                                                                4,273,443        4,416,197        14,117,794       13,282,453
                                                            -------------    -------------     -------------    -------------
      Total other revenue and expenses                         (4,155,566)      (4,248,203)      (13,752,715)     (12,826,303)
                                                            -------------    -------------     -------------    -------------

Net loss                                                       (3,433,616)      (3,082,143)      (10,889,131)     (10,690,291)

Accumulated losses, beginning of period                      (155,616,891)    (140,615,311)     (148,161,376)    (133,007,163)
                                                            -------------    -------------     -------------    -------------

Accumulated losses, end of period                           $(159,050,507)   $(143,697,454)    $(159,050,507)   $(143,697,454)
                                                            =============    =============     =============    =============


                                   (Continued)







                    The accompanying notes are an integral part of these consolidated financial statements.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                   CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                         AND ACCUMULATED LOSSES - Continued

                                     (Unaudited)


                                                             For the three months ended          For the nine months ended
                                                                     September 30,                       September 30,
                                                            ------------------------------     ------------------------------
                                                                1999             1998              1999             1998
                                                            -------------    -------------     -------------    -------------
Net loss allocated to General
  Partners (1.51%)                                          $     (51,848)   $     (46,540)    $    (164,426)   $    (161,423)
                                                            =============    =============     =============    =============

Net loss allocated to Initial and Special
  Limited Partners (1.49%)                                  $     (51,161)   $     (45,924)    $    (162,248)   $    (159,285)
                                                            =============    =============     =============    =============

Net loss allocated to Additional Limited
  Partners (97%)                                            $  (3,330,607)   $  (2,989,679)    $ (10,562,457)   $ (10,369,583)
                                                            =============    =============     =============    =============

Net loss per unit of Additional Limited
  Partner Interest based on 73,500 units outstanding        $      (45.31)   $      (40.68)    $     (143.71)   $     (141.08)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          ---------------------

                  CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                   For the nine months ended
                                                                                                           September 30,
                                                                                                 -----------------------------
                                                                                                     1999             1998
                                                                                                 ------------     ------------
Cash flows from operating activities:
  Net loss                                                                                       $(10,889,131)    $(10,690,291)

  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Share of income from partnerships                                                              (2,863,584)      (2,136,012)
    Amortization of discount on purchase money notes                                                4,748,888        4,574,486
    Amortization of deferred costs                                                                     38,431           40,092

    Changes in assets and liabilities:
      Decrease in other assets                                                                         58,378          883,060
      Increase in accrued interest payable                                                          8,774,819        8,150,888
      Payment of purchase money note interest                                                        (533,400)        (319,885)
      Increase (decrease) in accounts payable and accrued expenses                                     15,439          (81,504)
      Decrease in consulting fees payable to related parties                                               --           (8,869)
                                                                                                 ------------     ------------
        Net cash (used in) provided by operating activities                                          (650,160)         411,965
                                                                                                 ------------     ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                        1,088,307          867,329
                                                                                                 ------------     ------------

Cash flows from financing activities:
  Payment of purchase money note principal                                                         (2,301,310)         (36,113)
                                                                                                 ------------     ------------

Net (decrease) increase in cash and cash equivalents                                               (1,863,163)       1,243,181

Cash and cash equivalents, beginning of period                                                     10,765,753       10,197,871
                                                                                                 ------------     ------------

Cash and cash equivalents, end of period                                                         $  8,902,590     $ 11,441,052
                                                                                                 ============     ============


Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                                                       $    533,400     $    319,885
                                                                                                 ============     ============

                  The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 and 1998

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of September 30, 1999, and the results of its operations for the three and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the interim period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships
     ----------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $39,710,081 (exclusive of unamortized discount on purchase money notes of $286,280) plus accrued interest of $105,063,191 as of September 30, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amount of $1,370,000 matured on July 27, 1994 but have not been paid or extended, as discussed below. Purchase money notes in the aggregate principal amount of $1,330,000 matured on August 31, 1997 and have been extended to January 3, 2000. Purchase money notes in the aggregate principal amount of $2,035,000 and $434,000 matured on July 1, 1999 and July 31, 1999, respectively, and have not been paid or extended. A purchase money note in the principal amount of $434,000 matured on July 31, 1999, and has been extended to July 31, 2004. A purchase money note in the principal amount of $2,301,310 matured on July 31, 1999, and was paid in full on July 30, 1999. Purchase money notes in the aggregate principal amount of $16,397,081 matured during August and September, 1999, and have not been paid or extended. Purchase money notes in the aggregate principal amount of $12,195,000 have matured or will mature in the fourth quarter of 1999, and have not been paid or extended. Purchase money notes in the aggregate principal amounts of $1,500,000 and $1,350,000 were due to mature on September 27, 1999 and October 31, 1999, respectively, and were extended to September 27, 2002 and April 30, 2000, respectively. The remaining two purchase money notes mature in April 2000 ($2,165,000) and September 2026 ($500,000).

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 and 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. See further discussion of certain purchase money notes, below.

     The following chart presents information related to purchase money notes which have matured or are scheduled to mature through September 30, 2000, and which remain unpaid or unextended as of November 15, 1999. Excluded from the following chart are notes which matured through September 30, 1999, and which have been paid off or extended on or before November 15, 1999. See further discussion of these purchase money notes, below.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 and 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                            Carrying Amount
                                            of Partnership's
                                             Investment in                Aggregate                 Aggregate
                                            and Advances to               Principal                  Accrued
                   Number of                Underlying Local               Balance                   Interest
    Purchase       Underlying               Partnerships as                 as of                  Balance as of
   Money Note        Local      Percentage   of September     Percentage   September   Percentage    September     Percentage
 (PMN) Maturity   Partnerships   of Total      30, 1999        of Total    30, 1999     of Total     30, 1999       of Total
----------------  ------------  ----------  ----------------  ----------  -----------  ----------  -------------   ----------
3rd Quarter 1994        1             3%       $ 1,437,840          4%    $ 1,370,000         3%    $  6,189,137         6%
3rd Quarter 1999       14            40%        16,064,544         49%     18,866,081        48%      45,082,752        43%
4th Quarter 1999        9            26%         7,094,665         22%     12,195,000        31%      29,034,329        28%
1st Quarter 2000        1             3%                --          -%      1,330,000         3%       3,539,153         3%
2nd Quarter 2000        2             5%         3,476,958         11%      3,515,000         9%      16,737,290        16%
                     ----         -----        -----------      -----     -----------     -----     ------------     -----
Total through
  9/30/2000            27            77%       $28,074,007         86%    $37,276,081        94%    $100,582,661        96%
                     ====         =====        ===========      =====     ===========     =====     ============     =====
Total, Local
 Partnerships          35           100%       $32,690,797        100%    $39,710,081       100%    $105,063,191       100%
                     ====         =====        ===========      =====     ===========     =====     ============     =====


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. Based on preliminary discussions with the holders of purchase money notes maturing through September 30, 2000, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate any extension or discounted payoff. In such instances, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 35 Local Partnerships in which the Partnership is invested as of both

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 and 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

September 30, 1999 and December 31, 1998, the 27 Local Partnerships with associated purchase money notes which mature through September 30, 2000 and which remain unpaid or unextended as of November 15, 1999, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.



                          Percentage of Total        Partnership's Share of
  For the Nine Month     Distributions Received           Income from
    Periods Ending       from Local Partnerships       Local Partnerships
  ------------------     -----------------------     ----------------------
  September 30, 1999              53%                      $1,938,243
  September 30, 1998              53%                       1,114,079


     Interest expense on the Partnership's purchase money notes for the three and nine months ended September 30, 1999 was $4,081,283 and $13,524,310, respectively, and $4,241,792 and $12,725,374 during the three and nine months ended September 30, 1998, respectively. Amortization of discount on purchase money notes increased interest expense during the three and nine months ended September 30, 1999 by $1,148,243 and $4,748,888, respectively, and by $1,524,829 and $4,574,486 during the three and nine months ended September 30, 1998, respectively. The accrued interest on the purchase money notes of $105,063,191 and $96,821,772 as of September 30, 1999 and December 31, 1998, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                  Asbury Tower
                                  ------------

     The Partnership defaulted on its purchase money note related to Asbury Tower Associates Limited Partnership (Asbury Tower) on August 31, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $3,732,081 and $9,978,961, respectively. As of November 15, 1999, principal and accrued interest of $3,732,081 and $10,208,619, respectively, were due. The Partnership and the noteholder have reached an agreement in principle to extend the maturity date of the purchase money note until August 31, 2004, and they are negotiating the related documents. There is no assurance that an extension of the maturity date will be finalized.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 and 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                   Cedar Point
                                   -----------

     The Partnership defaulted on its purchase money note related to Southwest Development Company (Cedar Point) on August 30, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $2,460,115, respectively. As of November 15, 1999, principal and accrued interest of $1,320,000 and $2,504,338, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note for five years. There is no assurance that an extension will be obtained.

                                 Chippewa County
                                 ---------------

     The Partnership defaulted on its purchase money note related to Chippewa County Housing Partners (Chippewa County) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $860,000 and $2,297,423, respectively. As of November 15, 1999, principal and accrued interest of $860,000 and $2,344,466 respectively, were due. The Partnership, together with the Local Partnership and the noteholders, is currently exploring settlement options in connection with a possible extension of the maturity date of the purchase money note, while also pursuing a possible sale of the property or a refinancing of the first mortgage loan related to Chippewa County. There is no assurance that any such extension, sale or refinancing will occur.

                                 Cottonwood Park
                                 ---------------

     The Partnership defaulted on its purchase money note related to Shawnee Heights Limited Partnership (Cottonwood Park) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $975,000 and $2,576,421, respectively. As of November 15, 1999, principal and accrued interest of $975,000 and $2,667,851, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note, but the noteholder has preliminarily rejected the Partnership's offer. The Partnership is exploring other arrangements with the noteholder. There is no assurance that an extension or an other arrangement will be obtained.

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $1,974,004, respectively. As of November 15, 1999, aggregate principal and accrued interest of $434,000 and $1,032,057, respectively, were due on one of the notes. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the principal amount of

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 and 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

$434,000, effective October 15, 1999. In connection with the terms of the extension agreement, the Partnership made a payment to the noteholder, to be applied against accrued but unpaid interest. The terms of the agreement extend the maturity date to July 31, 2004, require semi-annual interest payments and reduce the interest rate of the First Crescent Note. The Partnership has not yet been contacted by the holders of the Second Crescent Note, and thus cannot predict the course of action with regard to the Second Crescent Note.

                                 Deangelis Manor
                                 ---------------

     The Partnership defaulted on its purchase money note related to Natick Associates (Deangelis Manor) on July 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,015,000 and $2,677,971, respectively. As of November 15, 1999, principal and accrued interest of $1,015,000 and $2,793,430, respectively, were due. The Partnership is currently negotiating to extend the maturity date or a discounted payoff of the purchase money note. There is no assurance that an extension or a discounted payoff will be obtained.

                                Glenridge Gardens
                                -----------------

     The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,875,229, respectively. As of November 15, 1999, principal and accrued interest of $740,000 and $1,997,518, respectively, were due. The Partnership has received a demand letter from the noteholders, and is currently negotiating to extend the maturity date of the purchase money note for five years. There is no assurance that an extension will be obtained.

                              Harborview Apartments
                              ---------------------

     The Partnership defaulted on its purchase money notes related to Harborview Apartments Associates Limited Partnership (Harborview Apartments) on August 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,000,000 and $5,342,321, respectively. As of November 15, 1999, principal and accrued interest of $3,000,000 and $5,457,093 respectively, were due. The Partnership is currently negotiating an extension of the maturity date or a discounted payoff of the purchase money notes. There is no assurance that an extension or a discounted payoff will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 and 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Highland Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Highland Village Associates (Highland Village) on October 31, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,100,000 and $4,123,565, respectively. As of November 15, 1999, principal and accrued interest of $1,100,000 and $4,139,428, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money notes. In connection with the proposed extension of the maturity date, the Managing General Partner, the local managing general partner and the noteholders are jointly exploring various options to refinance the Massachusetts Housing Finance Agency (MHFA) and HUD Section 236 interest rate subsidized mortgage loan related to this property. There is no assurance that an extension will be obtained, or that a refinancing of the mortgage loan will occur.

                                 Holiday Village
                                 ---------------

     The Partnership defaulted on its purchase money note related to Holiday Village Apartments (Holiday Village) on July 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of November 15, 1999, principal and accrued interest of $1,370,000 and $6,290,048, respectively, were due. The Managing General Partner and the noteholder have reached an agreement on a discounted payoff of the note in connection with a potential sale of the property agreed to by the Local Partnership and an unrelated third party. There is no assurance that the sale will be completed, and therefore, that the payoff of the note at a discount will occur. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend against any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

                                Hometown Village
                                ----------------

     The Partnership defaulted on its purchase money note related to Hometown Villages Limited Partnership (Hometown Village) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,495,000 and $5,025,603, respectively. As of November 15, 1999, principal and accrued interest of $1,495,000 and $5,202,648, respectively, were due. The Partnership, together with the Local Partnership and the noteholders, is currently exploring a possible extension of the maturity date of the purchase money note, while also pursuing a possible sale of the property or a refinancing of the first mortgage loan related to Hometown Village. There is no assurance that any such extension, sale or refinancing will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 and 1998

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

                               Lakes of Northdale
                               ------------------

     The purchase money note related to Lakes of Northdale Limited Partnership (Lakes of Northdale), in the principal amount of $1,500,000, was due to mature on September 27, 1999. The Partnership and the noteholder previously agreed, with the 1996 property mortgage refinancing, to extend the maturity date of the purchase money note to September 27, 2002, if the Local Partnership completed an extension of the letter of credit serving as credit enhancement with respect to its first mortgage debt, which extension occurred on June 28, 1999.
Accordingly, the purchase money note for Lakes of Northdale presently matures on September 27, 2002.

                              Mary Allen West Tower
                              ---------------------

     On July 30, 1999, the Partnership paid, in full, the purchase money note related to Galesburg Housing Partners (Mary Allen West Tower). The purchase money note was in the principal amount of $2,301,310.

                                   Matthew XXV
                                   -----------

     The Partnership defaulted on its purchase money note related to Diakonia Associates (Matthew XXV) on July 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,020,000 and $2,695,752, respectively. As of November 15, 1999, principal and accrued interest of $1,020,000 and $2,819,060, respectively, were due. The Partnership is currently negotiating to extend the maturity date or a discounted payoff of the purchase money note. There is no assurance that an extension or a discounted payoff will be obtained.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 and 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Redden Gardens
                                 --------------

     The Partnership defaulted on its purchase money note related to Redden Development Company (Redden Gardens) on August 31, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $1,330,000 and $2,783,593, respectively. The noteholders have extended the maturity date of the purchase money note to January 2000. In connection with the extension, the Partnership placed in escrow documents transferring its interest in Redden Gardens to the noteholders, to be released to the noteholders upon a future default by the Partnership on the purchase money note. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

     Due to the possible transfer of the Partnership's interest in the Local Partnership to the noteholders, the Partnership's basis in the Local Partnership, which was $965,089 as of September 30, 1999, has been reclassified to partnership interest held in escrow in the accompanying consolidated financial statements.

                                 Riverview Manor
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Riverview Manor Company Limited Partnership (Riverview Manor) on September 30, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $740,000 and $1,853,014, respectively. As of November 15, 1999, principal and accrued interest of $740,000 and $1,869,104, respectively, were due. The Partnership is currently negotiating with the noteholders to extend the maturity date of the purchase money notes for five years. There is no assurance that an extension will be obtained.

                                 Scoville Center
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Beloit Housing Partners (Scoville Center) on October 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,400,000 and $2,123,397, respectively. As of November 15, 1999, principal and accrued interest of $1,400,000 and $2,139,123, respectively, were due. The Managing General Partner is currently exploring settlement options in connection with a sale of the property or a refinancing of the first mortgage loan related to Scoville Center. There is no assurance that any settlement in connection with a sale or refinancing will occur.

                                 Thornwood House
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Thornwood House Associates (Thornwood House) on August 30, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 and 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

$1,775,000 and $3,229,230, respectively. As of November 15, 1999, principal and accrued interest of $1,775,000 and $3,277,442, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money notes for five years. There is no assurance that an extension will be obtained.

                                   Valley View
                                   -----------

     The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $920,000 and $1,788,829, respectively. As of November 15, 1999, principal and accrued interest of $920,000 and $1,813,790, respectively, were due. The Partnership, together with the Local Partnership and the noteholders, are currently exploring a possible settlement in connection with a possible sale of the property. There is no assurance that a sale will occur.

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of November 15, 1999, principal and accrued interest of $840,000 and $1,638,271, respectively, were due. The Partnership and the noteholders are currently exploring various settlement options. There is no assurance that any settlement will be reached.

                                 Wollaston Manor
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Wollaston Manor Associates (Wollaston Manor) on October 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,125,000 and $4,111,380, respectively. As of November 15, 1999, principal and accrued interest of $2,125,000 and $4,145,364, respectively, were due. The Partnership is currently negotiating a discounted payoff of the purchase money notes in conjunction with a possible sale of the property. There is no assurance that a sale of the property resulting in a discounted payoff will occur.

b.   Advances to Local Partnerships
     ------------------------------

                               Lakes of Northdale
                               ------------------

     To cover operating deficits incurred in prior years by Lakes of Northdale, the Partnership advanced funds totaling $54,500 as of both September 30, 1999 and December 31, 1998. No advances have been made to Lakes of Northdale since September 1989. These non-interest bearing advances are payable from cash flow

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 and 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

of Lakes of Northdale after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. For financial reporting purposes, these advances have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

c.   Property matters
     ----------------
                                  Garden Court
                                  ------------

     On December 31, 1998, Garden Court Associates Limited Partnership sold the Garden Court property. The net proceeds to the Partnership of $50,000 were received on March 2, 1999.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 35 and 36 Local Partnerships in which the Partnership is invested as of September 30, 1999 and 1998, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 and 1998

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the three months ended         For the nine months ended
                                                        September 30,                      September 30,
                                               -----------------------------      -----------------------------
                                                   1999             1998              1999             1998
                                               ------------     ------------      ------------     ------------
Revenue:
  Rental                                       $  8,920,685     $ 10,165,890      $ 25,722,612     $ 27,152,306
  Other, principally interest                       614,005          582,609         1,797,063        1,696,993
                                               ------------     ------------      ------------     ------------
    Total revenue                                 9,534,690       10,748,499        27,519,675       28,849,299
                                               ------------     ------------      ------------     ------------

Expenses:
  Operating and other                             5,849,348        5,963,068        15,562,097       16,766,374
  Interest                                        1,456,525        2,073,982         4,369,594        5,445,477
  Depreciation and amortization                   1,816,618        2,072,115         5,449,865        5,723,249
                                               ------------     ------------      ------------     ------------
    Total expenses                                9,122,491       10,109,165        25,381,556       27,935,100
                                               ------------     ------------      ------------     ------------
Net income                                     $    412,199     $    639,334      $  2,138,119     $    914,199
                                               ============     ============      ============     ============


     As of both September 30, 1999 and December 31, 1998, the Partnership's share of cumulative losses to date for nine of the 35 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $12,811,509 and $12,157,676, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.   AFFORDABLE HOUSING LEGISLATION

     President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 HAP contracts with rents at less than 100% of fair market rents which expired between October 1997 and September 1998 to be renewed for one year. In the case of Section 8 HAP contracts with rents that exceeded 100% of fair market rents, these contracts could be renewed for one year, but these rents were reduced to 100% of fair market rents (Mark-to-Market). As of the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents, and properties with mortgage loans insured by the Federal Housing Administration (FHA), were subject to the Mark-to-Market legislation.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 and 1998

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

     Five properties in which the Partnership is invested may be affected by the Mark-to-Market program since they have Section 8 HAP contracts expiring in 1999 and 2000. Of these five properties, rent studies for three properties indicate that the current HAP rents are below fair market rents, and therefore these properties should not be subject to a mark-to-market restructuring. A rent study is being performed for the fourth property. The fifth property did not renew its contract when it expired in June 1999. Properties with expiring HAP contract rents greater than 100% of fair market rents in the area where each property is located may be affected immediately by the new legislation. These five properties are as follows.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 and 1998

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

                                              Units           Original         Renewed
                                         Authorized for     Expiration of    Expiration of
                          Number of     Rental Assistance     Section 8        Section 8
 Property                Rental Units    Under Section 8    HAP Contract     HAP Contract
 --------                ------------   -----------------   -------------    -------------
 Cottonwood Park             126                6              06/30/98      06/30/99 (1)
 Glenridge Gardens           120               24              05/31/99        (2)
 Pilgrim Tower North         258              205              10/31/98      02/29/00
 Redden Gardens              150               29              09/30/98      09/30/00
 Tradewinds Terrace          122               44              09/30/98      04/30/00
                            ----              ---
     Total                   776              308
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

     There is a new HUD-sponsored initiative known as the Emergency Initiative to Preserve Below-Market Project Based Section 8 Multifamily Housing Stock ("Mark-up-to-Market"). Under this initiative, properties with expiring Section 8 contracts which are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties with subsidized FHA loans, the market rents are reduced to take into account the benefits the property is already receiving from the below-market rate interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this initiative is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

     In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to-Market program will receive a waiver from the cash flow restriction imposed on the property by the limited dividend limitation.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 and 1998

                                   (Unaudited)


4.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $36,389 and $127,764 for the three and nine months ended September 30, 1999, respectively, and $22,488 and $84,814 for the three and nine months ended September 30, 1998, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses. Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee, as discussed above, of $93,750 and $281,250 for the three and nine months ended September 30, 1999, respectively, and like amounts for the three and nine months ended September 30, 1998, respectively.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS
               -----------------------------------

     Capital Realty Investors-IV Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

                                     General
                                     -------

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has been working to develop strategies to sell or refinance certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell the property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance the property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs, and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments
(HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. President Clinton signed the Fiscal Year 1998 HUD appropriations bill into law, effective October 1, 1997. The legislation allowed all Section 8 contracts with rents at less than 100% of fair market rents which expired between October 1997 and September 1998 to be renewed for one year. In the case of Section 8 HAP contracts with rents that exceeded 100% of fair market rents, these contracts could be renewed for one year, but these rents were reduced to 100% of fair market rents (Mark-to-Market). At the beginning of Fiscal Year 1999 (October 1, 1998), all expiring contracts with rents exceeding comparable market rents, and properties with mortgage loans insured by the Federal Housing Administration (FHA), were subject to the Mark-to-Market legislation.

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

     Five properties in which the Partnership is invested may be affected by the Mark-to-Market program since they have Section 8 HAP contracts expiring in 1999 and 2000. Of these five properties, rent studies for three properties indicate that the current HAP rents are below fair market rents, and therefore these properties should not be subject to a mark-to-market restructuring. A rent

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

study is being performed for the fourth property. The fifth property did not renew its contract when it expired in June 1999. Properties with expiring HAP contract rents greater than 100% of fair market rents in the area where each property is located may be affected immediately by the new legislation.

     In many instances, the mark-to-market rental rate restructuring may require the write down of an FHA-insured mortgage loan, which would trigger cancellation of indebtedness income to the partners, a taxable event, even though no actual cash is received. Additionally, if the existing first mortgage loan is bifurcated into a second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate; however, the Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest will not generate additional ordinary income. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time.

     There is a new HUD-sponsored initiative known as the Emergency Initiative to Preserve Below-Market Project Based Section 8 Multifamily Housing Stock ("Mark-up-to-Market"). Under this initiative, properties with expiring Section 8 contracts which are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties with subsidized FHA loans, the market rents are reduced to take into account the benefits the property is already receiving from the below-market rate interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this initiative is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

     In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to-Market program will receive a waiver from the cash flow restriction imposed on the property by the limited dividend limitation.

     The Managing General Partner is considering new strategies to deal with the ever changing environment of affordable housing policy. The Section 236 and
Section 221(d)(3) mortgage loans may be eligible for pre-payment in their 18th year or later. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently there are few lenders that will provide financing either to prepay the existing mortgage loans of these types or provide additional funds to allow a property to convert to market-rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense for all parties involved.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $8,902,590 ($117.49 per Additional Limited Partner unit) and $10,765,753 ($142.08 per Additional Limited Partner unit) as of September 30, 1999 and December 31, 1998, respectively, along with anticipated future cash distributions from the Local Partnerships, are expected to be adequate to meet its current and anticipated operating cash needs. However, see the discussion below regarding the upcoming maturity of many of the Partnership's purchase money notes. As of November 15, 1999, $50,400 of cash resources were restricted for future interest payments on one of the purchase money notes. As of November 15, 1999, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $39,710,081 (exclusive of unamortized discount on purchase money notes of $286,280) plus accrued interest of $105,063,191 as of September 30, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amount of $1,370,000 matured on July 27, 1994 but have not been paid or extended, as discussed below. Purchase money notes in the aggregate principal amount of $1,330,000 matured on August 31, 1997 and have been extended to January 3, 2000. Purchase money notes in the aggregate principal amount of $2,035,000 and $434,000 matured on July 1, 1999 and July 31, 1999, respectively, and have not been paid or extended. A purchase money note in the principal amount of $434,000 matured on July 31, 1999, and has been extended to July 31, 2004. A purchase money note in the principal amount of $2,301,310 matured on July 31, 1999, and was paid in full on July 30, 1999. Purchase money notes in the aggregate principal amount of $16,397,081 matured during August and September, 1999, and have not been paid or extended. Purchase money notes in the aggregate principal amount of $12,195,000 have matured or will mature in the fourth quarter of 1999, and have not been paid or extended. Purchase money notes in the aggregate principal amounts of $1,500,000 and $1,350,000 were due to mature on September 27, 1999 and October 31, 1999, respectively, and were extended to September 27, 2002 and April 30, 2000, respectively. The remaining two purchase money notes mature in April 2000 ($2,165,000) and September 2026 ($500,000). See the notes to the consolidated financial statements for additional information pertaining to these purchase money notes.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

Partnerships with maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership. See further discussion of certain purchase money notes in the notes to consolidated financial statements.

     The following chart presents information related to purchase money notes which have matured or are scheduled to mature through September 30, 2000, and which remain unpaid or unextended as of November 15, 1999. Excluded from the following chart are notes which matured through September 30, 1999, and which have been paid off or extended on or before November 15, 1999.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------


                                            Carrying Amount
                                            of Partnership's
                                             Investment in                Aggregate                  Aggregate
                                            and Advances to               Principal                   Accrued
                   Number of                Underlying Local               Balance                   Interest
 Purchase          Underlying               Partnerships as                 as of                  Balance as of
   Money Note        Local      Percentage   of September     Percentage   September   Percentage    September     Percentage
 (PMN) Maturity   Partnerships   of Total      30, 1999        of Total    30, 1999     of Total     30, 1999       of Total
----------------  ------------  ----------  ----------------  ----------  -----------  ----------  -------------   ----------
3rd Quarter 1994        1             3%       $ 1,437,840          4%    $ 1,370,000         3%    $  6,189,137         6%
3rd Quarter 1999       14            40%        16,064,544         49%     18,866,081        48%      45,082,752        43%
4th Quarter 1999        9            26%         7,094,665         22%     12,195,000        31%      29,034,329        28%
1st Quarter 2000        1             3%                --          -%      1,330,000         3%       3,539,153         3%
2nd Quarter 2000        2             5%         3,476,958         11%      3,515,000         9%      16,737,290        16%
                     ----         -----        -----------      -----     -----------     -----     ------------     -----
Total through
  9/30/2000            27            77%       $28,074,007         86%    $37,276,081        94%    $100,582,661        96%
                     ====         =====        ===========      =====     ===========     =====     ============     =====
Total, Local
 Partnerships          35           100%       $32,690,797        100%    $39,710,081       100%    $105,063,191       100%
                     ====         =====        ===========      =====     ===========     =====     ============     =====


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. Based on preliminary discussions with the holders of purchase money notes maturing through September 30, 2000, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate any extension or discounted payoff. In such instances, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 35 Local Partnerships in which the Partnership is invested as of both September 30, 1999 and December 31, 1998, the 27 Local Partnerships with associated purchase money notes which mature through September 30, 2000 and which remain unpaid or unextended as of November 15, 1999, represent the

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.



                            Percentage of Total      Partnership's Share of
     For the Nine Month    Distributions Received         Income from
       Periods Ending      from Local Partnerships     Local Partnerships
     ------------------    -----------------------   ----------------------
     September 30, 1999             53%                    $1,938,243
     September 30, 1998             53%                     1,114,079


     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine months ended September 30, 1999 and 1998, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during the nine months ended September 30, 1999, as net cash used in operating activities and to pay off one purchase money note exceeded receipt of distributions from partnerships.

     The Partnership made a cash distribution of $735,000 ($10.00 per Additional Limited Partner unit) to the Additional Limited Partners from cash resources accumulated from operations and distributions from partnerships on November 5, 1999, to holders of record as of October 1, 1999. The Managing General Partner intends to retain all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three months ended September 30, 1999 increased from the corresponding period in 1998 primarily due to an decrease in share of income from partnerships generally due to an increase in operating expenses at three properties. Contributing to the increase in the Partnership's net loss was an increase in general and administrative expenses primarily due to higher reimbursed payroll costs. Partially offsetting the increase in the Partnership's net loss were a decrease in interest expense due to lower amortization of discount on purchase money notes, and an increase in interest and other income due to rising rates earned on cash and cash equivalents.

     The Partnership's net loss for the nine months ended September 30, 1999 increased from the corresponding period in 1998 primarily due to an increase in interest expense due to higher amortization of discount on purchase money notes during the first part of the 1999 period, an increase in general and administrative expenses as discussed above, and a decrease in interest and other income due to lower cash and cash equivalent balances. Offsetting the increase in the Partnership's net loss was an increase in share of income from partnerships due to generally lower operating expenses at the properties.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three and nine months ended September 30, 1999 did not include losses of $217,945 and $653,833, respectively, compared to excluded losses of $538,581 and $1,219,462, respectively, for the three and nine months ended September 30, 1998.

     No other significant changes in the Partnership's operations have taken place during this period.

                            Year 2000 Computer Issue
                            ------------------------

     The Year 2000 ("Y2K") computer issue refers to the inability of many computer systems in use today to recognize "00" in the date field as the year 2000 and to recognize the year 2000 as a leap year. The Y2K problem arose because, for many years, computer software programs, including programs embedded in hardware, utilized only the last two digits to specify the year with the assumption that the first two digits were "19." As a result, such programs may not be able to recognize and process dates beyond 1999; rather, they may recognize and process "00," "01," "02,", etc., incorrectly as 1900, 1901, 1902, instead of as 2000, 2001, 2002. In the opinion of computer experts, this could cause such programs to create erroneous results, malfunction, or fail completely unless corrective measures are taken.

     The Partnership utilizes software and related computer technologies essential to its operations that will be affected by the Y2K issue. To address the issue, the Managing General Partner has developed and is currently implementing a plan (the "Y2K Project") designed to ensure that the Y2K date change will not have an adverse impact on the Partnership's operations. The Y2K Project is on schedule and the Managing General Partner expects completion by the end of 1999. The Y2K Project consists of four phases -- Planning,

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

Assessment, Implementation and Testing. The Planning Phase began early in 1998 and is complete. Under the Planning Phase, the Managing General Partner conducted an inventory of all internal hardware and software systems, data interfaces, business operations and non-information technology functions which may be susceptible to the Y2K issue. This phase was completed at the end of November, 1998. Under the next phase, the Assessment Phase, all applications and functions identified in the Planning Phase were analyzed to determine Y2K compliance and the materiality of each identified risk. In the event of noncompliance for material risks, timetables for corrective action, as well as estimated costs to achieve compliance, were determined. This phase was completed during the first quarter of 1999. The Implementation Phase is now underway. Renovation and replacement of existing internal hardware and software systems has begun and completion is expected by December 1999. Additionally, the Managing General Partner is currently working with third party vendors, service providers, Local Partnership managing general partners, and Local Partnership property managers, to verify their Y2K compliance, with completion expected by December 1999. The Testing Phase, which includes testing of internal applications as well as some third party systems, began during January 1999 and will continue throughout 1999. Contingency planning commenced during the fourth quarter 1998 and will be completed by year-end 1999. The Managing General Partner does not expect the expense associated with the Y2K Project to be material.


PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

                                  Asbury Tower
                                  ------------

     The Partnership defaulted on its purchase money note related to Asbury Tower Associates Limited Partnership (Asbury Tower) on August 31, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $3,732,081 and $9,978,961, respectively. As of November 15, 1999, principal and accrued interest of $3,732,081 and $10,208,619, respectively, were due. The Partnership and the noteholder have reached an agreement in principle to extend the maturity date of the purchase money note until August 31, 2004, and they are negotiating the related documents. There is no assurance that an extension of the maturity date will be finalized.

                                   Cedar Point
                                   -----------

     The Partnership defaulted on its purchase money note related to Southwest Development Company (Cedar Point) on August 30, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $2,460,115, respectively. As of November 15, 1999, principal and accrued interest of $1,320,000 and $2,504,338, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note for five years. There is no assurance that an extension will be obtained.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

                                 Chippewa County
                                 ---------------

     The Partnership defaulted on its purchase money note related to Chippewa County Housing Partners (Chippewa County) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $860,000 and $2,297,423, respectively. As of November 15, 1999, principal and accrued interest of $860,000 and $2,344,466, respectively, were due. The Partnership, together with the Local Partnership and the noteholders, is currently exploring settlement options in connection with a possible extension of the maturity date of the purchase money note, while also pursuing a possible sale of the property or a refinancing of the first mortgage loan related to Chippewa County. There is no assurance that any such extension, sale or refinancing will occur.

                                 Cottonwood Park
                                 ---------------

     The Partnership defaulted on its purchase money note related to Shawnee Heights Limited Partnership (Cottonwood Park) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $975,000 and $2,576,421, respectively. As of November 15, 1999, principal and accrued interest of $975,000 and $2,667,851, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note, but the noteholder has preliminarily rejected the Partnership's offer. The Partnership is exploring other arrangements with the noteholder. There is no assurance that an extension or an other arrangement will be obtained.

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $1,974,004, respectively. As of November 15, 1999, aggregate principal and accrued interest of $434,000 and $1,032,057, respectively, were due on one of these notes. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the principal amount of $434,000, effective October 15, 1999. In connection with the terms of the extension agreement, the Partnership made a payment to the noteholder, to be applied against accrued but unpaid interest. The terms of the agreement extend the maturity date to July 31, 2004, require semi-annual interest payments and reduce the interest rate of the First Crescent Note. The Partnership has not yet been contacted by the holders of the Second Crescent Note, and thus cannot predict the course of action with regard to the Second Crescent Note.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

                                 Deangelis Manor
                                 ---------------

     The Partnership defaulted on its purchase money note related to Natick Associates (Deangelis Manor) on July 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,015,000 and $2,677,971, respectively. As of November 15, 1999, principal and accrued interest of $1,015,000 and $2,793,430, respectively, were due. The Partnership is currently negotiating to extend the maturity date or a discounted payoff of the purchase money note. There is no assurance that an extension or a discounted payoff will be obtained.

                                Glenridge Gardens
                                -----------------

     The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,875,229, respectively. As of November 15, 1999, principal and accrued interest of $740,000 and $1,997,518, respectively, were due. The Partnership has received a demand letter from the noteholders, and is currently negotiating to extend the maturity date of the purchase money note for five years. There is no assurance that an extension will be obtained.

                              Harborview Apartments
                              ---------------------

     The Partnership defaulted on its purchase money notes related to Harborview Apartments Associates Limited Partnership (Harborview Apartments) on August 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,000,000 and $5,342,321, respectively. As of November 15, 1999, principal and accrued interest of $3,000,000 and $5,457,093, respectively, were due. The Partnership is currently negotiating an extension of the maturity date or a discounted payoff of the purchase money notes. There is no assurance that an extension or a discounted payoff will occur.

                                Highland Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Highland Village Associates (Highland Village) on October 31, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,100,000 and $4,123,565, respectively. As of November 15, 1999, principal and accrued interest of $1,100,000 and $4,139,428, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money notes. In connection with the proposed extension of the maturity date, the Managing General Partner, the local managing general partner and the noteholders are jointly exploring various options to refinance the Massachusetts Housing Finance Agency (MHFA) and HUD Section 236 interest rate subsidized mortgage loan related to this property. There is no assurance that an extension will be obtained, or that a refinancing of the mortgage loan will occur.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

                                 Holiday Village
                                 ---------------

     The Partnership defaulted on its purchase money note related to Holiday Village Apartments (Holiday Village) on July 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of November 15, 1999, principal and accrued interest of $1,370,000 and $6,290,048, respectively, were due. The Managing General Partner and the noteholder have reached an agreement on a discounted payoff of the note in connection with a potential sale of the property agreed to by the Local Partnership and an unrelated third party. There is no assurance that the sale will be completed, and therefore, that the payoff of the note at a discount will occur. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend against any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

                                Hometown Village
                                ----------------

     The Partnership defaulted on its purchase money note related to Hometown Villages Limited Partnership (Hometown Village) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,495,000 and $5,025,603, respectively. As of November 15, 1999, principal and accrued interest of $1,495,000 and $5,202,648, respectively, were due. The Partnership, together with the Local Partnership and the noteholders, is currently exploring a possible extension of the maturity date of the purchase money note, while also pursuing a possible sale of the property or a refinancing of the first mortgage loan related to Hometown Village. There is no assurance that any such extension, sale or refinancing will occur.

                                   Matthew XXV
                                   -----------

     The Partnership defaulted on its purchase money note related to Diakonia Associates (Matthew XXV) on July 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,020,000 and $2,695,752, respectively. As of November 15, 1999, principal and accrued interest of $1,020,000 and $2,819,060, respectively, were due. The Partnership is currently negotiating to extend the maturity date or a discounted payoff of the purchase money note. There is no assurance that an extension or a discounted payoff will be obtained.

                                 Redden Gardens
                                 --------------

     The Partnership defaulted on its purchase money note related to Redden Development Company (Redden Gardens) on August 31, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $1,330,000 and $2,783,593, respectively. The noteholders have extended the maturity date of the purchase money note to January 2000. In connection with the extension, the Partnership placed in escrow documents transferring its interest in Redden Gardens to the noteholders, to be released to the noteholders upon a future default by the Partnership on the purchase money note. The uncertainty about the continued ownership of the Partnership's interest in the

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

     Due to the possible transfer of the Partnership's interest in the Local Partnership to the noteholders, the Partnership's basis in the Local Partnership, which was $965,089 as of September 30, 1999, has been reclassified to partnership interest held in escrow in the accompanying consolidated financial statements.

                                 Riverview Manor
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Riverview Manor Company Limited Partnership (Riverview Manor) on September 30, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $740,000 and $1,853,014, respectively. As of November 15, 1999, principal and accrued interest of $740,000 and $1,869,104, respectively, were due. The Partnership is currently negotiating with the noteholders to extend the maturity date of the purchase money notes for five years. There is no assurance that an extension will be obtained.

                                 Scoville Center
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Beloit Housing Partners (Scoville Center) on October 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,400,000 and $2,123,397, respectively. As of November 15, 1999, principal and accrued interest of $1,400,000 and $2,139,123, respectively, were due. The Managing General Partner is currently exploring settlement options in connection with a sale of the property or a refinancing of the first mortgage loan related to Scoville Center. There is no assurance that any settlement in connection with a sale or refinancing will occur.

                                 Thornwood House
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Thornwood House Associates (Thornwood House) on August 30, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,775,000 and $3,229,230, respectively. As of November 15, 1999, principal and accrued interest of $1,775,000 and $3,277,442, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money notes for five years. There is no assurance that an extension will be obtained.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - Continued
          -------------------------------

                                   Valley View
                                   -----------

     The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $920,000 and $1,788,829, respectively. As of November 15, 1999, principal and accrued interest of $920,000 and $1,813,790, respectively, were due. The Partnership together with the Local Partnership and the noteholders are currently exploring a possible settlement in connection with a possible sale of the property. There is no assurance that a sale will occur.

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of November 15, 1999, principal and accrued interest of $840,000 and $1,638,271, respectively, were due. The Partnership and the noteholders are currently exploring various settlement options. There is no assurance that any settlement will be reached.

                                 Wollaston Manor
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Wollaston Manor Associates (Wollaston Manor) on October 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $2,125,000 and $4,111,380, respectively. As of November 15, 1999, principal and accrued interest of $2,125,000 and $4,145,364, respectively, were due. The Partnership is currently negotiating a discounted payoff of the purchase money notes in conjunction with a possible sale of the property. There is no assurance that a sale of the property resulting in a discounted payoff will occur.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 1999.

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



November 15, 1999            by: /s/ Michael J. Tuszka
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