Form 10KSB
period 1999-12-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2000-03-30
CIK 740371

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1999
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

                          LIMITED PARTNERSHIP INTERESTS
------------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     State issuer's revenues for its most recent fiscal year $2,233,062.

     The limited partner interests of the Registrant are not traded in any market. Therefore, the limited partner interests had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                        1999 ANNUAL REPORT ON FORM 10-KSB

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

Signatures  . . . . . . . . . . . . . . . . . . . . . . . .      III-5

Financial Statements  . . . . . . . . . . . . . . . . . . .      III-8

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in 47 Local Partnerships. As of December 31, 1999, the Partnership held investments in 35 Local Partnerships. Each of these Local Partnerships owns and operates a federal or state government-assisted or conventionally financed apartment complex, which provides housing principally to the elderly or to individuals and families of low or moderate income. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and/or subsidies, and remained as the local general partners in the Local Partnerships. As a result of its investment in Local Partnerships, the Partnership became the principal limited partner in 44 (32 as of December 31, 1999) of these Local Partnerships. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner. As a limited partner, the Partnership's legal liability for obligations of the Local Partnership is limited to its investment. In three Local Partnerships which are general partnerships, the Partnership has invested as a limited partner in intermediary partnerships which, in turn, have invested as general partners in

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

the Local Partnerships. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the 32 Local Partnerships and the three intermediary partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for developing, constructing, maintaining, operating and managing the projects. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

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

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment follows.

          SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                               HAS AN INVESTMENT(1)


                                                                                                  Units          Expiration
                           Mortgage                                                           Authorized for         of
 Name and Location        Payable at         Financed and/or Insured         Number of         Rental Asst.       Section 8
of Apartment Complex     12/31/99 (2)        and/or Subsidized Under        Rental Units       Under Sec. 8      HAP Contract
--------------------     ------------     -----------------------------     ------------      --------------     -------------
Asbury Tower             $  6,688,308     New Jersey Housing and                  350                139           01/01/02
 Asbury Park, NJ                           Mortgage Finance Agency
                                           (NJHMFA)/236

Campbell Terrace            9,048,323     Illinois Housing Development            249                249           05/31/15
 Chicago, IL                               Authority (IHDA)

Cannonsburg House           2,307,843     Pennsylvania Housing Finance            104                104           01/31/18
 Cannonsburg, PA                           Agency (PHFA)

Cedar Point                 2,260,836     IHDA/236                                160                  0              --
 Springfield, IL

Char House                  2,459,316     PHFA                                    104                104           06/30/19
 Charleroi, PA

Chippewa County             1,584,460     Wisconsin Housing and Economic          109                109           07/14/17
 Chippewa Falls, WI                        Development Authority (WHEDA)

Clearfield Hills II         1,457,728     Conventional Mortgage                    76                  0              --
 Clearfield, UT

Cottonwood Park             1,599,703     HUD/236                                 126                  6           12/31/99 (5)
 Shawnee Mission, KS

Crescent Gardens            1,636,331     GMAC/FHA                                100                100           01/09/01
 Wilson, NC

De Angelis Manor              898,671     Rhode Island Housing and                 96                 96           11/30/08
 West Warwick, RI                          Mortgage Finance Corporation
                                           (RIHMFC)

Fairway Park Apts.          7,404,035     IHDA                                    210                 42           06/30/04
 Naperville, IL

Glenridge Gardens           2,121,815     HUD/236                                 120                 24           05/01/00 (4)
 Augusta, ME


                                   (Continued)

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

           SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                          HAS AN INVESTMENT(1) - Continued

                                                                                                  Units          Expiration
                           Mortgage                                                           Authorized for         of
 Name and Location        Payable at         Financed and/or Insured         Number of         Rental Asst.       Section 8
of Apartment Complex     12/31/99 (2)        and/or Subsidized Under        Rental Units       Under Sec. 8      HAP Contract
--------------------     ------------     -----------------------------     ------------      --------------     -------------
Hale Ohana               $  1,474,806     USDA-Rural Development                   30                  0              --
 Koloa, Kauai, HI                          (USDA-RD)/515

Harborview                  4,429,022     HUD/101                                 300                299           06/01/00
 St. Croix,
 U.S. Virgin Islands

Highland Village            1,410,379     Massachusetts Housing Finance           111                 58           06/05/12
 Ware, MA                                  Agency (MHFA)/236

Holiday Village               934,498     USDA-RD/515                              80                  6           06/01/03 (4)
 Park City, UT

Hometown Villages           1,421,098     WHEDA                                   178                178           06/01/05
 Various cities, WI

Jewish Federation           3,858,612     NJHMFA/236                              144                144           11/28/18
 Cherry Hill, NJ

Lakes of Northdale          9,610,000     Florida Housing Finance                 216                  0              --
 Tampa, FL                                 Authority

Liberty Tower               2,147,431     PHFA                                    104                104           12/10/10
 California, PA

Madison Square              3,805,633     Michigan State Housing Devel-           133                133           06/30/04
 Grand Rapids, MI                          opment Authority

Mary Allen West Tower       2,355,000     City of Galesburg                       154                153           03/01/09
 Galesburg, IL

Matthew XXV                   897,761     RIHMFC                                   95                 95           06/18/03
 Warwick, RI

Northridge Park             5,205,079     California Housing Finance              104                  0              --
 Salinas, CA                               Agency (CHFA)

Pilgrim Tower East          5,384,039     CHFA                                    158                158           10/17/24
 Pasadena, CA

Pilgrim Tower North         4,113,777     FHA/236                                 258                205           02/29/00 (4)
 Pasadena, CA

                                   (Continued)

                                     PART I
                                     ------

ITEM 1.   BUSINESS - Continued
          --------

          SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
           IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                         HAS AN INVESTMENT(1) - Continued


                                                                                                  Units          Expiration
                           Mortgage                                                           Authorized for         of
 Name and Location        Payable at         Financed and/or Insured         Number of         Rental Asst.       Section 8
of Apartment Complex     12/31/99 (2)        and/or Subsidized Under        Rental Units       Under Sec. 8      HAP Contract
--------------------     ------------     -----------------------------     ------------      --------------     -------------
Redden Gardens           $  2,032,511     HUD                                     150                 30           09/01/00 (4)
 Dover, NH

Riverview Manor             1,132,173     WHEDA                                    76                 76           08/15/12
 Fort Atkinson, WI

Scoville Center             2,841,693     WHEDA                                   151                151           08/31/18
 Beloit, WI

Thornwood House             3,378,753     IHDA/236                                183                  0              --
 University Park, IL

Tradewinds Terrace          1,468,335     FHA/236                                 122                 44           09/30/00 (4)
 Traverse City, MI

Valley View Apts.           2,436,908     IHDA/236                                179                  0              --
 Rockford, IL

Wellington Woods            1,906,518     USDA-RD/515                             109                 73           10/19/00 (4)
 Clarkson, NY

Westport Village            1,622,782     IHDA/236                                121                  0              --
 Freeport, IL

Wollaston Manor             3,505,785     MHFA/236                                164                 41           04/01/11
 Quincy, MA
--------------------     ------------                                        --------             ------
Totals 35                $106,839,962                                           5,124              2,921
                         ============                                        ========             ======



             SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
              IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                          HAS AN INVESTMENT(1) - Continued


                                                                                       Average Effective Annual
                                        Units Occupied As                                   Rental Per Unit
                                    Percentage of Total Units                             for the Years Ended
                                        As of December 31,                                    December 31,
 Name and Location              ---------------------------------        -----------------------------------------------------
of Apartment Complex            1999   1998    1997   1996   1995          1999       1998        1997       1996       1995
--------------------            ----   ----    ----   ----   ----        --------   --------    --------   --------   --------
Asbury Tower                      97%    97%     86%    94%    94%       $  6,299   $  5,843    $  5,486   $  5,373   $  5,272
 Asbury Park, NJ

Campbell Terrace                 100%   100%    100%   100%   100%         12,311     11,868      11,704     11,294     10,989
 Chicago, IL

Cannonsburg House                 99%    96%     97%    99%    96%          8,574      8,536       8,583      8,631      8,600
 Cannonsburg, PA

Cedar Point                       95%    96%     82%    96%    97%          4,674      4,678       4,384      4,446      4,477
 Springfield, IL

Char House                        96%   100%    100%    99%   100%          8,387      8,364       8,380      8,287      8,181
 Charleroi, PA

Chippewa County                   87%    96%     94%    94%    92%          5,219      5,372       5,109      5,097      5,063
 Chippewa Falls, WI

Clearfield Hills II              100%    90%     86%    93%   100%          5,204      5,154       5,451      5,535      5,173
 Clearfield, UT

Cottonwood Park                  100%   100%    100%    98%    99%          4,581      4,432       4,210      4,207      4,213
 Shawnee Mission, KS

Crescent Gardens                 100%   100%    100%    99%   100%          4,976      4,992       4,980      4,980      4,980
 Wilson, NC

De Angelis Manor                 100%   100%    100%   100%   100%          8,460      8,443       8,446      8,457      8,838
 West Warwick, RI

Fairway Park Apt.                 95%    97%     83%    96%    94%          9,736      9,066       9,079      8,933      8,758
 Naperville, IL

Glenridge Gardens                 97%    95%     95%    91%    86%          4,893      4,651       4,352      4,040      4,324
 Augusta, ME

Hale Ohana                       100%   100%    100%    96%    93%          8,633      9,099       8,919      8,970      8,837
 Koloa, Kauai, HI

Harborview                        98%   100%    100%    98%    99%          8,338      8,415       8,391      8,329      8,411
 St. Croix,
 U.S. Virgin Islands

Highland Village                  96%    95%     91%    95%    99%          6,048      5,761       5,522      5,442      5,313
 Ware, MA

                                    (Continued)

           SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                           HAS AN INVESTMENT(1) - Continued


                                                                                       Average Effective Annual
                                        Units Occupied As                                   Rental Per Unit
                                    Percentage of Total Units                             for the Years Ended
                                        As of December 31,                                    December 31,
 Name and Location              ---------------------------------        -----------------------------------------------------
of Apartment Complex            1999   1998    1997   1996   1995          1999       1998        1997       1996       1995
--------------------            ----   ----    ----   ----   ----        --------   --------    --------   --------   --------
Holiday Village                  100%    99%     98%    96%    99%       $  7,431   $  3,421    $  3,334   $  3,340   $  3,414
 Park City, UT

Hometown Villages                 94%    96%     96%    97%    91%          5,801      5,768       5,852      5,677      5,601
 Various cities, WI

Jewish Federation                 97%   100%    100%   100%   100%          9,566      9,399       9,472      9,475      8,929
 Cherry Hill, NJ

Lakes of Northdale                98%    95%     94%    92%    89%          7,904      7,636       7,075      6,949      7,486
 Tampa, FL

Liberty Tower                     99%    97%    100%    99%    99%          8,266      8,301       8,252      8,324      8,270
 California, PA

Madison Square                    93%    95%     95%    98%    98%          7,262      7,344       7,256      7,397      7,170
 Grand Rapids, MI

Mary Allen West Tower             99%   100%    100%    99%   100%          6,101      6,115       6,156      6,165      6,170
 Galesburg, IL

Matthew XXV                      100%   100%     97%   100%   100%          8,949      8,876       8,913      8,775      8,724
 Warwick, RI

Northridge Park                   90%    93%     94%    90%    91%         10,123      9,465       8,553      8,038      7,576
 Salinas, CA

Pilgrim Tower East               100%   100%    100%    99%   100%          8,748      8,737       8,744      8,734      8,717
 Pasadena, CA

Pilgrim Tower North               99%   100%     99%    98%   100%          4,764      4,647       4,601      4,625      4,663
 Pasadena, CA

Redden Gardens                   100%   100%    100%   100%    97%          5,264      5,151       4,689      4,694      4,717
 Dover, NH

Riverview Manor                   86%    85%     97%   100%    97%          5,033      5,316       5,588      5,668      5,639
 Fort Atkinson, WI

Scoville Center                   92%    91%     95%    98%    95%          5,264      5,262       5,333      5,303      5,220
 Beloit, WI

                                    (Continue)

           SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                         HAS AN INVESTMENT(1) - Continued


                                                                                       Average Effective Annual
                                        Units Occupied As                                   Rental Per Unit
                                    Percentage of Total Units                             for the Years Ended
                                        As of December 31,                                    December 31,
 Name and Location              ---------------------------------        -----------------------------------------------------
of Apartment Complex            1999   1998    1997   1996   1995          1999       1998        1997       1996       1995
--------------------            ----   ----    ----   ----   ----        --------   --------    --------   --------   --------
Thornwood House                  100%    95%     99%   100%   100%       $  5,017   $  5,028    $  4,905   $  4,832   $  4,665
 University Park, IL

Tradewinds Terrace                95%    93%     96%    96%    95%          4,920      4,671       5,167      4,198      4,096
 Traverse City, MI

Valley View Apts.                 94%    94%     99%    98%   100%          4,374      4,393       4,389      4,265      4,071
 Rockford, IL

Wellington Woods                 100%   100%    100%   100%    97%          3,173      3,142       2,986      2,895      2,854
 Clarkson, NY

Westport Village                  83%    95%     96%    98%    98%          4,609      4,772       4,905      4,783      4,595
 Freeport, IL

Wollaston Manor                   99%   100%     99%   100%    99%          5,857      5,975       5,818      5,819      5,791
 Quincy, MA
                                ----   ----    ----   ----   ----        --------   --------    --------   --------   --------
Totals(3) 35                      97%    97%     96%    97%    97%       $  6,707   $  6,517    $  6,428   $  6,342   $  6,280
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

(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 1999.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) The Section 8 contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.

(5) The Section 8 HAP contract was not renewed at the election of the Managing General Partner.

     On December 31, 1998, the local managing general partner sold the property held by Garden Court. See the notes to the consolidated financial statements for additional information concerning the sale.

     In January 2000, a contract for the sale of Wollaston Manor was signed. See the notes to the consolidated financial statements for additional information concerning the sale.

                                     PART I
                                     -------

ITEM 1.   BUSINESS - Continued
          --------

     The Managing General Partner of Holiday Village and the noteholder have reached an agreement on a discounted payoff of the note in connection with, and contingent upon, a potential sale of the property. The sale is anticipated to close by June 2000. See the notes to the consolidated financial statements for additional information concerning the sale.


ITEM 2.   PROPERTIES
          ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors-IV Limited Partnership indirectly holds an interest in the underlying real estate. See Part I, Item 1 for information concerning these properties.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

     On November 17, 1999, the Partnership was sued for payment on purchase money notes related to Valley View and Westport Village, and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, and February 9, 2000, the Partnership filed motions to dismiss the suits. See the notes to the consolidated financial statements for additional information concerning the purchase money notes.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
          -----------------------------------------------------
               RELATED PARTNERSHIP MATTERS
               ---------------------------

     (a) On November 1, 1999, Odd Lot Liquidity Fund, LLC (Odd Lot), an affiliate of an additional limited partner of the Partnership, initiated an unregistered tender offer to purchase no more than 4.9% of the outstanding units of additional limited partnership interest (Units) of CRI-IV at a price of $30 per Unit. Odd Lot, which is unaffiliated with the Partnership, stated that it made the offer for the express purpose of holding the Units for investment purposes and not with a view to resale. The price offered was determined solely at the discretion of Odd Lot and did not necessarily represent the fair market value of each Unit. The Odd Lot offer expired on December 3, 1999, and as of March 29, 2000, the entity to which Odd Lot assigned its newly acquired Units held 1.2% of the Units in the Partnership. Other than any other tender offers, it is not anticipated that there will be any formal market for resale of Units. As a result, investors may be unable to sell or otherwise dispose of the Units in the Partnership.

          On December 23, 1998, Equity Resource Boston Fund (Boston Fund), a Massachusetts Limited Partnership which is affiliated with Equity Resources Group, the general partner of various partnerships that are additional limited partners in the Partnership, initiated an unregistered tender offer to purchase 1,470 Units at a price of $25 per Unit. Boston Fund, which is unaffiliated with the Partnership, stated that it made the offer for the express purpose of holding the Units for investment purposes and not with a view to resale. The price offered was determined solely at the discretion of Boston Fund and did not necessarily represent the fair market value of each Unit. The Boston Fund offer expired on January 23, 1999, and as of March 29, 2000, Boston Fund held approximately 3.5% of the Units in the Partnership.

     (b) As of March 29, 2000, there were approximately 6,500 registered holders of limited partnership interests in the Partnership.

     (c) On November 5, 1999, the Partnership made a cash distribution of $733,670 ($10.00 per additional limited partnership interest) to the Additional Limited Partners out of available cash flow.

          On November 20, 1998, the Partnership made a cash distribution of $733,970 ($10.00 per additional limited partnership interest) to the Additional Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from partnerships.

          The Partnership received distributions of $1,158,508 and $1,098,649 from the Local Partnerships during 1999 and 1998, respectively. Some of the Local Partnerships operate under restrictions imposed by certain federal and/or state government agencies that limit the cash return available to the Partnership.

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

                                     General
                                     -------

     The Partnership has invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes (the properties) intended to provide housing to low and moderate income tenants. In conjunction with such governmental assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

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

     The acquisition of interests in certain Local Partnerships was paid for in part by purchase money notes of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically mature 15 years from the date of acquisition of the interest in a particular Local Partnership, and are generally secured by the Partnership's interest in the respective Local Partnership.

     C.R.I., Inc. (the Managing General Partner) has sold, and will continue to sell, certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to not-for-profit purchasers. The Managing General Partner intends to utilize all or part of the Partnership's net proceeds (after a partial distribution to limited partners) received from the sales of properties to fund reserves for paying at maturity, prepaying or purchasing prior to

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has sold or refinanced, and will continue to sell or refinance, certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing in perpetuity, or to refinance the property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs, and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments
(HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. Current legislation allows all expired
Section 8 HAP contracts with rents at less than 100% of fair market rents to be renewed for one year. Expiring Section 8 HAP contracts with rents that exceed 100% of fair market rents could be renewed for one year, but at rents reduced to 100% of fair market rents (Mark-to-Market). All expiring Section 8 HAP contracts with rents exceeding comparable market rents, and properties with mortgage loans insured by the Federal Housing Administration (FHA), became subject to the Mark-to-Market legislation.

     Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses.
Each affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This may involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan will be converted to a non-performing but accruing (soft) second mortgage loan.

     Seven properties in which the Partnership is invested may be affected by the Mark-to-Market program since they have Section 8 HAP contracts which have already expired, or which will expire in 2000. Of these seven properties, rent studies for five properties indicate that the current HAP rents are below fair market rents, and therefore these properties should not be subject to a Mark-to-Market restructuring. A rent study is being performed for the sixth property. The seventh property did not renew its Section 8 HAP contract when it expired in June 1999. Properties with expiring HAP contract rents greater than 100% of fair market rents in the area where each property is located may be affected immediately by the legislation. All seven properties have related purchase money notes which have matured, as discussed in the notes to the consolidated financial statements.

     In many instances, the Mark-to-Market rental rate restructuring may require the write down of an FHA-insured mortgage loan, which would trigger cancellation of indebtedness income to the partners, a taxable event, even though no actual cash is received. Additionally, if the existing first mortgage loan is

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate; however, the Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest will not generate additional ordinary income. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time.

     There is a new HUD-sponsored program generally referred to as "Mark-up-to-Market." Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties with subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 1999, the Partnership had approximately 6,500 investors who subscribed to a total of 73,500 units of limited partnership interests in the original amount of $73,500,000. The Partnership originally made investments in 47 Local Partnerships, of which 35 remain as of December 31, 1999. The Partnership's liquidity, with unrestricted cash resources of $7,607,687 as of December 31, 1999, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of both December 31, 1999 and 1998, $50,400 of cash was restricted for future interest payments on one of the purchase money notes. During 1999 and 1998 the Partnership received cash distributions of $1,158,508 and $1,098,649, respectively, from the Local Partnerships. As of March 29, 2000, there were no material commitments for capital expenditures.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having a principal balance of $39,410,081 (exclusive of unamortized discount on purchase money notes of $42,968) plus accrued interest of $107,616,493 as of December 31, 1999, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amount of $1,370,000 matured on July 27, 1994 but have not been paid or extended, as discussed below. Purchase money notes in the aggregate principal amount of $1,330,000 matured on August 31, 1997 and were extended to January 3, 2000, but have not been paid or further extended. Purchase money notes in the aggregate principal amount of $2,035,000 and $434,000 matured on July 1, 1999 and July 31, 1999, respectively, and have not been paid or extended. A purchase money note in the principal amount of $434,000 matured on July 31, 1999, and has been extended to July 31, 2004. A purchase money note in the principal amount of $2,301,310 matured on July 31, 1999, and was paid in full on July 30, 1999. A purchase money note in the principal amount of $3,732,081 matured on August 31, 1999, was partially paid down, and was extended to August 31, 2004. Purchase money notes in the aggregate principal amount of $12,665,000 matured during August and September, 1999, and have not been paid or extended. Purchase money notes in the aggregate principal amount of $12,195,000 matured during the fourth quarter of 1999, and have not been paid or extended. Purchase money notes in the principal amounts of $1,500,000 and $1,350,000 were due to mature on September 27, 1999 and October 31, 1999, respectively, and were extended to September 27, 2002 and April 30, 2000, respectively. The remaining two purchase money notes mature in April 2000 ($2,165,000) and October 2025 ($500,000). See the notes to the consolidated financial statements for additional information concerning these purchase money notes.

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

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through December 31, 2000, and which remain unpaid or unextended as of March 29, 2000. Excluded from the following chart are purchase money notes which matured through December 31, 1999, and which have been paid off, cancelled, or extended on or before March 29, 2000.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                                                                     Carrying Amount
                                                                          Aggregate                  of Partnership's
                                              Aggregate                    Accrued                    Investment in
                                              Principal                   Interest                   and Advances to
                   Number of                   Balance                     Balance                   Underlying Local
    Purchase       Underlying                   as of                       as of                    Partnerships as
   Money Note        Local       Percentage    December     Percentage     December     Percentage    of December      Percentage
 (PMN) Maturity   Partnerships    of Total     31, 1999      of Total      31, 1999      of Total       31, 1999        of Total
----------------  ------------   ----------   -----------   ----------   ------------   ----------   ----------------  ----------
3rd Quarter 1994        1              3%     $ 1,370,000          3%    $  6,395,919         6%        $ 1,512,366          4%
3rd Quarter 1999       13             37%      15,134,000         39%      35,742,754        33%         15,578,585         48%
4th Quarter 1999        9             25%      12,195,000         31%      29,742,044        28%          6,831,520         21%
1st Quarter 2000        1              3%       1,330,000          3%       3,570,801         3%            879,748          3%
2nd Quarter 2000        2              6%       3,515,000          9%      17,330,077        16%          3,186,239         10%
                     ----          -----      -----------      -----     ------------     -----         -----------      -----
Total through
 12/31/2000            26             74%     $33,544,000         85%    $ 92,781,595        86%        $27,988,458         86%
                     ====          =====      ===========      =====     ============     =====         ===========      =====

Total, Local
  Partnerships         35            100%     $39,410,081        100%    $107,616,493       100%        $32,436,728 (1)    100%
                     ====          =====      ===========      =====     ============     =====         ===========      =====

(1) Includes $2,381,700 for two partnerships reported as investment in partnerships held for sale on the consolidated balance sheet at December 31, 1999, and $879,749 for one partnership reported as partnership interest held in escrow on the consolidated balance sheet at December 31, 1999.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. Based on preliminary discussions with the holders of purchase money notes maturing through December 31, 2000, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate any extension or discounted payoff. In such instances, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise,

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 35 Local Partnerships in which the Partnership is invested as of December 31, 1999, the 26 Local Partnerships with associated purchase money notes which mature through December 31, 2000 and which remain unpaid or unextended as of March 29, 2000, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.


                            Percentage of Total      Partnership's Share of
                           Distributions Received         Income from
       For Years Ending    from Local Partnerships     Local Partnerships
       -----------------   -----------------------   ----------------------
       December 31, 1999            74%                    $995,085
       December 31, 1998            85%                    $879,537


     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the Additional Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 1999 and 1998, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents decreased during 1999, as net cash used in operating activities and to pay off one purchase money note exceeded receipt of distributions from partnerships.

     The Partnership made a cash distribution of $733,670 ($10.00 per additional limited partnership interest) to the Additional Limited Partners from cash resources accumulated from operations and distributions from partnerships on November 5, 1999, to holders of record as of October 1, 1999. The Managing General Partner intends to reserve all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.

                              Results of Operations
                              ---------------------

1999 Versus 1998
----------------

     The Partnership's net loss for the year ended December 31, 1999 decreased by only $11,000 from the year ended December 31, 1998. Of the income components of net loss, share of income from partnerships in 1999 decreased from 1998 generally due to an increase in operating expenses at the properties; interest income in 1999 decreased from 1998 due to decreased cash and cash equivalent balances; and gain on disposition of investment in partnership decreased to $0

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------

in 1999, as there was no such disposition during the year. Of the expense components of net loss, interest expense in 1999 decreased from 1998 due to less amortization of discount on purchase money notes during 1999; general and administrative expenses in 1999 increased from 1998 due to higher reimbursed payroll costs during 1999; and professional fees in 1999 decreased from 1998 primarily due to lower legal fees and costs in 1999.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from Local Partnerships for the years ended December 31, 1999 and 1998 did not include losses of $671,407 and $849,661, respectively. The Partnership's net loss recognized from the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $162,284 and $155,312, received from four Local Partnerships during both 1999 and 1998, were offset against the respective years' recorded losses because these amounts were in excess of the Partnership's investment.

                                    Inflation
                                    ---------

     Inflation allows for increases in rental rates, usually offsetting any higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed rate long-term financing under which the Partnership's real property investments were purchased. Future inflation could allow for appreciated values of the Local Partnerships' properties over an extended period of time as rental revenues and replacement values gradually increase.

     The following table reflects the combined rental revenues of the properties for the five years ended December 31, 1999. Combined rental revenue amounts for years prior to 1999 have been adjusted to exclude rental revenues from those properties in which the Partnership no longer is invested at December 31, 1999.

                                     PART II
                                     -------

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
               CONDITION AND RESULTS OF OPERATIONS - Continued
               -----------------------------------


                                                         For the years ended December 31,
                       -----------------------------------------------------------------------------------------------
                          1999                1998                1997                  1996                  1995
                       -----------         -----------         -----------           -----------           -----------
Combined Rental
  Revenue              $34,795,898         $33,898,709         $33,343,184           $32,850,992           $32,568,136

Annual Percentage
  Increase                           2.6%                1.7%                  1.5%                 0.9%


                            Year 2000 Computer Issue
                            ------------------------

     The Partnership experienced little to no interruption in its computer operations, or otherwise, as a result of the transition from the year 1999 to 2000. The Partnership's expenses associated with upgrading and testing its internal hardware and software systems, data interfaces, business operations and non-information technology functions which could have been affected by the transition were not material.


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

     (a), (b), (c) and (e)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, are as follows:

William B. Dockser, 63, has been the Chairman of the Board of CRI and a Director since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed a number of publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. For a period of 2-1/2 years prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to Washington, Mr. Dockser was a practicing attorney in Boston and also was a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 53, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Susan R. Campbell, 41, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 44, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.










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

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partnership interest (Units) at March 29, 2000.

          Name and Address of         Amount and Nature        % of total
           Beneficial Owner        of Beneficial Ownership    Units issued
          -------------------      -----------------------    -----------
          Equity Resources Group,         4,694 units             6.4%
            Incorporated, et. al.
            14 Story Street
            Cambridge, MA 02138








                                      III-2

                                    PART III
                                    --------

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
            MANAGEMENT - Continued
            ----------

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 29, 2000, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

              Name of                 Amount and Nature        % of total
          Beneficial Owner         of Beneficial Ownership    Units issued
          ----------------         -----------------------    ------------
          William B. Dockser                 None                   0%
          H. William Willoughby              None                   0%
          All Directors and Officers
            as a Group (4 persons)           None                   0%

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

     (c)  Indebtedness of management.

          None.

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

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter ended December 31, 1999.






                                      III-4

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



March 29, 2000               by: /s/ William B. Dockser
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


March 29, 2000               by: /s/ H. William Willoughby
-----------------                ---------------------------------------
DATE                             H. William Willoughby,
                                   Director, President
                                   and Secretary




March 29, 2000               by: /s/ Michael J. Tuszka
-----------------                ---------------------------------------
DATE                             Michael J. Tuszka
                                   Vice President
                                   and Chief Accounting Officer
                                   (Principal Financial Officer
                                   and Principal Accounting Officer)
















                                      III-5

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Partners
Capital Realty Investors-IV Limited Partnership

     We have audited the consolidated balance sheets of Capital Realty Investors-IV Limited Partnership (a Maryland limited partnership) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $1,471,637 and $1,653,283 of income in 1999 and 1998, respectively, included in the Partnership's net loss. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these Local Partnerships, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-IV Limited Partnership as of December 31, 1999 and 1998, and the consolidated results of its operations, changes in partners' deficit and cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.


                                                              Grant Thornton LLP


Vienna, VA
March 29, 2000









                                      III-6

              REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS -

                           LOCAL PARTNERSHIPS IN WHICH

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                                  HAS INVESTED*



* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-IV Limited Partnership has invested were filed in paper format under Form SE on March 30, 2000, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted January 14, 2000.




























                                      III-7

                CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                                          December 31,
                                                                                                 ----------------------------
                                                                                                      1999           1998
                                                                                                 -------------  -------------
Investments in and advances to partnerships                                                      $  29,175,280  $  31,835,072
Investment in partnerships held for sale                                                             2,476,204             --
Partnership interest held in escrow                                                                    928,160             --
Cash and cash equivalents                                                                            7,607,687     10,765,753
Restricted cash equivalents                                                                             50,400         50,400
Acquisition fees, principally paid to related parties, net
  of accumulated amortization of $371,870 and $389,111,
  respectively                                                                                         609,184        708,083
Property purchase costs, net of accumulated amortization
  of $348,713 and $365,258, respectively                                                               559,966        652,206
Other assets                                                                                                --         58,378
                                                                                                 -------------  -------------

      Total assets                                                                               $  41,406,881  $  44,069,892
                                                                                                 =============  =============

                      LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                               $  39,367,113  $  36,976,223
Accrued interest payable                                                                           107,616,493     96,821,772
Accounts payable and accrued expenses                                                                  175,592        147,537
                                                                                                 -------------  -------------
      Total liabilities                                                                            147,159,198    133,945,532
                                                                                                 -------------  -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                     2,000          2,000
    Limited Partners                                                                                73,501,500     73,501,500
                                                                                                 -------------  -------------
                                                                                                    73,503,500     73,503,500

  Less:
    Accumulated distributions to partners                                                           (8,388,540)    (7,654,870)
    Offering costs                                                                                  (7,562,894)    (7,562,894)
    Accumulated losses                                                                            (163,304,383)  (148,161,376)
                                                                                                 -------------  -------------
      Total partners' deficit                                                                     (105,752,317)   (89,875,640)
                                                                                                 -------------  -------------

      Total liabilities and partners' deficit                                                    $  41,406,881  $  44,069,892
                                                                                                 =============  =============


                  The accompanying notes are an integral part of these consolidated financial statements.

                                     III-8

                CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                     For the years ended
                                                                                                         December 31,
                                                                                                 ---------------------------
                                                                                                     1999           1998
                                                                                                 ------------   ------------
Share of income from partnerships                                                                $  1,763,705   $  2,031,338
                                                                                                 ------------   ------------

Other revenue and expenses:

  Revenue:
    Interest and other income                                                                         469,357        578,082
                                                                                                 ------------   ------------
  Expenses:
    Interest                                                                                       16,590,968     17,072,761
    Management fee                                                                                    375,000        375,000
    General and administrative                                                                        254,436        180,101
    Professional fees                                                                                 104,570        116,902
    Amortization of deferred costs                                                                     51,095         53,457
                                                                                                 ------------   ------------
                                                                                                   17,376,069     17,798,221
                                                                                                 ------------   ------------
      Total other revenue and expenses                                                            (16,906,712)   (17,220,139)
                                                                                                 ------------   ------------

Loss before gain on disposition
  of investment in partnership                                                                    (15,143,007)   (15,188,801)
                                                                                                 ------------   ------------

Gain on disposition of investment in partnership                                                           --         34,690
                                                                                                 ------------   ------------

Net loss                                                                                         $(15,143,007)  $(15,154,111)
                                                                                                 ============   ============

Net loss allocated to General Partners (1.51%)                                                   $   (228,659)  $   (228,827)
                                                                                                 ============   ============

Net loss allocated to Initial and Special Limited
  Partners (1.49%)                                                                               $   (225,631)  $   (225,796)
                                                                                                 ============   ============

Net loss allocated to Additional Limited
  Partners (97%)                                                                                 $(14,688,717)  $(14,699,488)
                                                                                                 ============   ============

Net loss per unit of Additional Limited Partner
  Interest based on 73,500 units outstanding                                                     $   (199.85)   $    (199.99)
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

                                    III-9

               CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT



                                                   Initial and
                                                     Special          Additional
                                   General           Limited           Limited
                                   Partners          Partners          Partners             Total
                                  -----------      -----------       -------------      -------------
Partners' deficit,
  January 1, 1998                 $(2,023,570)     $(1,997,242)      $ (69,966,747)     $ (73,987,559)

Distribution of $10.00
  per Additional Limited
  Partnership Interest                     --               --            (733,970)          (733,970)

Net loss                             (228,827)        (225,796)        (14,699,488)       (15,154,111)
                                  -----------      -----------       -------------      -------------

Partners' deficit
  December 31, 1998                (2,252,397)      (2,223,038)        (85,400,205)       (89,875,640)

Distribution of $10.00
  per Additional Limited
  Partnership Interest                                                    (733,670)          (733,670)

Net loss                             (228,659)        (225,631)        (14,688,717)       (15,143,007)
                                  -----------      -----------       -------------      -------------

Partners' deficit,
  December 31, 1999               $(2,481,056)     $(2,448,669)      $(100,822,592)     $(105,752,317)
                                  ===========      ===========       =============      =============























                    The accompanying notes are an integral part of these consolidated financial statements.

                                      III-10

                   CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     For the years ended
                                                                                                         December 31,
                                                                                                 ----------------------------
                                                                                                     1999           1998
                                                                                                 ------------   ------------
Cash flows from operating activities:
  Net loss                                                                                       $(15,143,007)  $(15,154,111)

  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Share of income from partnerships                                                              (1,763,705)    (2,031,338)
    Amortization of discount on purchase money notes                                                4,992,869      6,168,424
    Amortization of deferred costs                                                                     51,095         53,457
    Gain on disposition of investment in partnership                                                       --        (34,690)

    Changes in assets and liabilities:
      Decrease in other assets                                                                         58,378        879,008
      Increase in accrued interest payable                                                         11,598,099     10,904,337
      Payment of purchase money note interest                                                        (803,378)      (517,479)
      Increase (decrease) in accounts payable and accrued expenses                                     28,055        (69,423)
      Decrease in consulting fees payable to related parties                                               --         (8,869)
                                                                                                 ------------   ------------
        Net cash (used in) provided by operating activities                                          (981,594)       189,316
                                                                                                 ------------   ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships                                                        1,158,508      1,098,649
  Net proceeds from disposition of investment in partnership                                               --         50,000
                                                                                                 ------------   ------------
        Net cash provided by investing activities                                                   1,158,508      1,148,649
                                                                                                 ------------   ------------

Cash flows from financing activities:
  Payment of purchase money note principal                                                         (2,601,310)       (36,113)
  Distributions to Additional Limited Partners                                                       (733,670)      (733,970)
                                                                                                 ------------   ------------
        Net cash used in financing activities                                                      (3,334,980)      (770,083)
                                                                                                 ------------   ------------

Net (decrease) increase in cash and cash equivalents                                               (3,158,066)       567,882

Cash and cash equivalents, beginning of year                                                       10,765,753     10,197,871
                                                                                                 ------------   ------------
Cash and cash equivalents, end of year                                                           $  7,607,687   $ 10,765,753
                                                                                                 ============   ============



Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                                                         $    803,378   $    517,479
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

                                   III-11

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-IV Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983 and shall continue until December 31, 2038 unless sooner dissolved in accordance with the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted or conventionally financed apartment properties located throughout the United States, which provide housing principally to the elderly or to individuals and families of low or moderate income.

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

     b.   Method of accounting
          --------------------

          The financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

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

     d.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 1999 and 1998, the Partnership's share of cumulative losses of eight and nine, respectively, of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $12,520,832 and $12,157,676, respectively. Since the

                                     III-12

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - Continued

     Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements. As of December 31, 1999 and 1998, cumulative cash distributions of $2,571,542 and $2,409,258, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships.

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

     h.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no credit has been made for income taxes in these consolidated financial statements.

     i.   Use of estimates
          ----------------

          In preparing financial statements in conformity with accounting principles generally accepted in the United States, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and of revenues and expenses during the reporting period. Actual results could differ from those estimates.






                                     III-13

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  - Continued

     j.   Fair value of financial instruments
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 1999, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships
          ----------------------------------

          As of both December 31, 1999 and 1998, the Partnership held limited partner interests in 35 Local Partnerships which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining principal amounts due on investments in the Local Partnerships follow.

                                                   December 31,
                                          ---------------------------
                                              1999           1998
                                          ------------   ------------
          Purchase money notes due in:
            1994                          $  1,370,000   $  1,370,000
            1997                                    --      1,330,000
            1999                            27,329,000     36,646,391
            2000                             4,845,000      2,165,000
            Thereafter                       5,866,081        500,000
                                          ------------   ------------
               Subtotal                     39,410,081     42,011,391

          Less: unamortized discount           (42,968)    (5,035,168)
                                          ------------   ------------
               Total                      $ 39,367,113   $ 36,976,223
                                          ============   ============

                                     III-14

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

          The purchase money notes have stated interest rates ranging from 5.82% to 15%, certain of which are compounded annually. Unamortized discounts are based on an imputed interest rate of 15% to reflect market interest rates which prevailed when the notes were issued. The resulting discount has been recorded by the Partnership and is being amortized to interest expense over the life of the respective purchase money notes using the effective interest method. The purchase money notes are payable upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. Purchase money notes in the aggregate principal amount of $1,370,000 matured on July 27, 1994 but have not been paid or extended, as discussed below. Purchase money notes in the aggregate principal amount of $1,330,000 matured on August 31, 1997 and were extended to January 3, 2000, but have not been paid or further extended. Purchase money notes in the aggregate principal amount of $2,035,000 and $434,000 matured on July 1, 1999 and July 31, 1999, respectively, and have not been paid or extended. A purchase money note in the principal amount of $434,000 matured on July 31, 1999, and has been extended to July 31, 2004. A purchase money note in the principal amount of $2,301,310 matured on July 31, 1999, and was paid in full on July 30, 1999. A purchase money note in the principal amount of $3,732,081 matured on August 31, 1999, was partially paid down, and was extended to August 31, 2004. Purchase money notes in the aggregate principal amount of $12,665,000 matured during August and September, 1999, and have not been paid or extended. Purchase money notes in the aggregate principal amount of $12,195,000 matured during the fourth quarter of 1999, and have not been paid or extended. Purchase money notes in the principal amounts of $1,500,000 and $1,350,000 were due to mature on September 27, 1999 and October 31, 1999, respectively, and were extended to September 27, 2002 and April 30, 2000, respectively. The remaining two purchase money notes mature in April 2000 ($2,165,000) and October 2025 ($500,000).

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


                                     III-15

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

          The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through December 31, 2000, and which remain unpaid or unextended as of March 29, 2000. Excluded from the following chart are purchase money notes which matured through December 31, 1999, and which have been paid off, cancelled, or extended on or before March 29, 2000.




















































                                     III-16

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued


                                                                                                     Carrying Amount
                                                                          Aggregate                  of Partnership's
                                              Aggregate                    Accrued                    Investment in
                                              Principal                   Interest                   and Advances to
                   Number of                   Balance                     Balance                   Underlying Local
    Purchase       Underlying                   as of                       as of                    Partnerships as
   Money Note        Local       Percentage    December     Percentage     December     Percentage    of December      Percentage
 (PMN) Maturity   Partnerships    of Total     31, 1999      of Total      31, 1999      of Total       31, 1999        of Total
----------------  ------------   ----------   -----------   ----------   ------------   ----------   ----------------  ----------
3rd Quarter 1994        1              3%     $ 1,370,000          3%    $  6,395,919         6%        $ 1,512,366          4%
3rd Quarter 1999       13             37%      15,134,000         39%      35,742,754        33%         15,578,585         48%
4th Quarter 1999        9             25%      12,195,000         31%      29,742,044        28%          6,831,520         21%
1st Quarter 2000        1              3%       1,330,000          3%       3,570,801         3%            879,748          3%
2nd Quarter 2000        2              6%       3,515,000          9%      17,330,077        16%          3,186,239         10%
                     ----          -----      -----------      -----     ------------     -----         -----------      -----
Total through
 12/31/2000            26             74%     $33,544,000         85%    $ 92,781,595        86%        $27,988,458         86%
                     ====          =====      ===========      =====     ============     =====         ===========      =====

Total, Local
  Partnerships         35            100%     $39,410,081        100%    $107,616,493       100%        $32,436,728 (1)    100%
                     ====          =====      ===========      =====     ============     =====         ===========      =====


(1) Includes $2,381,700 for two partnerships reported as investment in partnerships held for sale on the consolidated balance sheet at December 31, 1999, and $879,749 for one partnership reported as partnership interest held in escrow on the consolidated balance sheet at December 31, 1999.

          The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future.
     Based on preliminary discussions with the holders of purchase money notes maturing through December 31, 2000, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate any extension or discounted payoff. In such instances, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in

                                   III-17

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 35 Local Partnerships in which the Partnership is invested as of December 31, 1999, the 26 Local Partnerships with associated purchase money notes which mature through December 31, 2000 and which remain unpaid or unextended as of March 29, 2000, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships.



                            Percentage of Total      Partnership's Share of
                           Distributions Received         Income from
       For Years Ending    from Local Partnerships     Local Partnerships
       -----------------   -----------------------   ----------------------
       December 31, 1999            74%                    $995,085
       December 31, 1998            85%                    $879,537


          The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 1999 and 1998 was $16,590,968 and $17,072,761,
     respectively. Amortization of discount on purchase money notes increased interest expense for the years ended December 31, 1999 and 1998 by $4,992,869 and $6,168,424, respectively. The accrued interest on the purchase money notes of $107,616,493 and $96,821,772 as of December 31, 1999 and December 31, 1998, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                  Asbury Tower
                                  ------------

          The Partnership defaulted on its purchase money note related to Asbury Tower Associates Limited Partnership (Asbury Tower) on August 31, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $3,732,081 and $9,978,961, respectively. In November 1999, the Partnership and the noteholder agreed, as of August 31, 1999, to extend the maturity date of the purchase money note until August 31, 2004, in exchange for a partial payment of principal.







                                     III-18

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                Cannonsburg House, Char House, and Liberty Tower
                ------------------------------------------------

          The Partnership defaulted on its six purchase money notes related to Cannonsburg Housing Associates Limited Partnership (Cannonsburg House), Char House Highrise Association Limited Partnership (Char House), and Liberty Tower Associates Limited Partnership (Liberty Tower) on December 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $4,510,000 and $12,951,810, respectively. As of March 29, 2000, aggregate principal and accrued interest of $4,510,000 and $13,514,302, respectively, were due. Pursuant to the terms of the notes, the Partnership has 120 days to cure the default, which period commenced on December 1, 1999. The Partnership is currently negotiating to extend the maturity date of the purchase money notes for up to five years. There is no assurance that an extension will be obtained.

                                   Cedar Point
                                   -----------

          The Partnership defaulted on its purchase money note related to Southwest Development Company (Cedar Point) on August 30, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $2,460,115, respectively. As of March 29, 2000, principal and accrued interest of $1,320,000 and $2,565,246, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note for five years. There is no assurance that an extension will be obtained.

                                 Chippewa County
                                 ---------------

          The Partnership defaulted on its purchase money note related to Chippewa County Housing Partners (Chippewa County) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $860,000 and $2,297,462, respectively. As of March 29, 2000, principal and accrued interest of $860,000 and $2,408,520 respectively, were due. The Partnership is currently negotiating a one year extension of the maturity date of the purchase money note. There is no assurance that an extension will be obtained.

                                 Cottonwood Park
                                 ---------------

          The Partnership defaulted on its purchase money note related to Shawnee Heights Limited Partnership (Cottonwood Park) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $975,000 and $2,576,421, respectively. As of March 29, 2000, principal and accrued interest of $975,000 and $2,790,384, respectively, were due. The Partnership is currently negotiating a five year extension of the maturity date of the purchase money note, while also pursuing a possible sale of the property. There is no assurance that an extension or sale will occur.





                                     III-19

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                                Crescent Gardens
                                ----------------

          The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. As of March 29, 2000, aggregate principal and accrued interest of $434,000 and $1,906,346, respectively, were due on one of the notes. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent
     Note) in the principal amount of $434,000, effective October 15, 1999. In connection with the terms of the extension agreement, the Partnership made a payment to the noteholder, to be applied against accrued but unpaid interest. The terms of the agreement extend the maturity date to July 31, 2004, require semi-annual interest payments and reduce the interest rate of the First Crescent Note. The Partnership has not yet been contacted by the holders of the Second Crescent Note, and thus cannot predict the course of action with regard to the Second Crescent Note.

                                De Angelis Manor
                                ----------------

          The Partnership defaulted on its purchase money note related to Natick Associates (De Angelis Manor) on July 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,015,000 and $2,670,689, respectively. As of March 29, 2000, principal and accrued interest of $1,015,000 and $2,921,532, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note, or to pay it off at a discount. Further, the local managing general partner is considering refinancing the first mortgage loan on the property under a new program being proposed by the Rhode Island Housing and Mortgage Finance Corporation, and is also evaluating offers to sell the property at a later date. There is no assurance that an extension or a discounted payoff of the purchase money note will be obtained, or that a refinancing or sale of the property will occur.

                                Glenridge Gardens
                                -----------------

          The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,928,809, respectively. As of March 29, 2000, principal and accrued interest of $740,000 and $2,089,598, respectively, were due. The Partnership has received a demand letter from the noteholders, and is currently negotiating to extend the maturity date of the purchase money note for up to two years. There is no assurance that an extension will be obtained.









                                     III-20

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                              Harborview Apartments
                              ---------------------

          The Partnership defaulted on its purchase money notes related to Harborview Apartments Associates Limited Partnership (Harborview Apartments) on August 1, 1999 when the notes matured and were not paid.
     The default amount included principal and accrued interest of $3,000,000 and $5,342,321, respectively. As of March 29, 2000, principal and accrued interest of $3,000,000 and $5,613,498, respectively, were due. The Partnership is currently negotiating an extension of the maturity date or a discounted payoff of the purchase money notes. There is no assurance that an extension or a discounted payoff will occur.

                                Highland Village
                                ----------------

          The Partnership defaulted on its purchase money notes related to Highland Village Associates (Highland Village) on October 31, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,100,000 and $4,123,565, respectively. As of March 29, 2000, principal and accrued interest of $1,100,000 and $4,353,999, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money notes. In connection with the proposed extension of the maturity date, the Managing General Partner, the local managing general partner and the noteholders are jointly exploring various options to refinance the Massachusetts Housing Finance Agency
     (MHFA) and HUD Section 236 interest rate subsidized mortgage loan related to this property. There is no assurance that an extension will be obtained, or that a refinancing of the mortgage loan will occur.

                                 Holiday Village
                                 ---------------

          The Partnership defaulted on its purchase money note related to Holiday Village Apartments (Holiday Village) on July 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of March 29, 2000, principal and accrued interest of $1,370,000 and $6,623,152, respectively, were due. The Managing General Partner and the noteholder have reached an agreement on a discounted payoff of the note in connection with, and contingent upon, a potential sale of the property agreed to by the Local Partnership and an unrelated third party. The sale is anticipated to close by June 2000. There is no assurance that the sale will be completed, and therefore, that the payoff of the note at a discount will occur. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend against any action by the noteholder.
     However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

          Due to the impending and likely sale of the property related to the Partnership's investment in Holiday Village, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $1,562,844 as of December 31, 1999, have been

                                     III-21

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     reclassified to investment in partnership held for sale in the accompanying consolidated balance sheet at December 31, 1999.

                                Hometown Village
                                ----------------

          The Partnership defaulted on its purchase money note related to Hometown Villages Limited Partnership (Hometown Village) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,495,000 and $5,010,398, respectively. As of March 29, 2000, principal and accrued interest of $1,495,000 and $5,459,827, respectively, were due. The Partnership is currently negotiating a one year extension of the maturity date of the purchase money note. There is no assurance that an extension will be obtained.

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

                               Lakes of Northdale
                               ------------------

          The purchase money note related to Lakes of Northdale Limited Partnership (Lakes of Northdale), in the principal amount of $1,500,000, was due to mature on September 27, 1999. At the time of the refinancing of the property's mortgage loan in 1996, the Partnership and the noteholder agreed to extend the maturity date of the purchase money note to September 27, 2002, if the Local Partnership extended the letter of credit serving as credit enhancement with respect to its first mortgage debt, which extension occurred on June 28, 1999. Accordingly, the purchase money note for Lakes of Northdale presently matures on September 27, 2002.

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






                                     III-22

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                                   Matthew XXV
                                   -----------

          The Partnership defaulted on its purchase money note related to Diakonia Associates (Matthew XXV) on July 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,020,000 and $2,695,752, respectively. As of March 29, 2000, principal and accrued interest of $1,020,000 and $2,948,193, respectively, were due. The Partnership is currently negotiating to extend the maturity date or to pay off the purchase money note at a discount. Further, the local managing general partner is considering refinancing the first mortgage loan on the property under a new program being proposed by the Rhode Island Housing and Mortgage Finance Corporation, and is also evaluating offers to sell the property at a later date. There is no assurance that an extension or a discounted payoff of the purchase money note will be obtained, or that a refinancing or sale of the property will occur.

                               Pilgrim Tower East
                               ------------------

          The Partnership defaulted on its purchase money note related to Pilgrim Tower East Associates Limited Partnership (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of March 29, 2000, principal and accrued interest of $1,650,000 and $2,790,871, respectively, were due. The Partnership is currently negotiating with the noteholder to extend the maturity date of the purchase money note for five years, in exchange for a partial payment. There is no assurance that an extension will be obtained.

                                 Redden Gardens
                                 --------------

          The Partnership defaulted on its purchase money note related to Redden Development Company (Redden Gardens) on August 31, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $1,330,000 and $2,783,593, respectively. The noteholders have extended the maturity date of the purchase money note to January 3, 2000, at which time the Partnership defaulted on the purchase money note. As of March 29, 2000, principal and accrued interest of $1,330,000 and $3,678,350, respectively, were due. In connection with the extension, the Partnership placed in escrow documents transferring its interest in Redden Gardens to the noteholders, to be released to the noteholders upon a future default by the Partnership on the purchase money note. As of March 29, 2000, the noteholders had not exercised their right to have the escrowed documents released to them. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

          Due to the possible transfer of the Partnership's interest in the Local Partnership to the noteholders, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $928,160 as of December 31, 1999, has been reclassified to partnership interest held in escrow in the accompanying consolidated balance sheet at December 31, 1999.

                                     III-23

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                                 Riverview Manor
                                 ---------------

          The Partnership defaulted on its purchase money notes related to Riverview Manor Company Limited Partnership (Riverview Manor) on September 30, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $740,000 and $1,853,014, respectively. As of March 29, 2000, principal and accrued interest of $740,000 and $1,922,354, respectively, were due. The Partnership is currently negotiating with the noteholders to extend the maturity date of the purchase money notes for up to five years. There is no assurance that an extension will be obtained.

                                 Scoville Center
                                 ---------------

          The Partnership defaulted on its purchase money notes related to Beloit Housing Partners (Scoville Center) on October 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,400,000 and $2,123,397, respectively. As of March 29, 2000, principal and accrued interest of $1,400,000 and $2,192,438, respectively, were due. The Partnership is currently negotiating a one year extension of the maturity date of the purchase money notes. There is no assurance that an extension will be obtained.

                                 Thornwood House
                                 ---------------

          The Partnership defaulted on its purchase money notes related to Thornwood House Associates (Thornwood House) on August 30, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,775,000 and $3,218,691, respectively. As of March 29, 2000, principal and accrued interest of $1,775,000 and $3,358,704, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money notes for five years. There is no assurance that an extension will be obtained.

                                   Valley View
                                   -----------

          The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $920,000 and $1,788,829, respectively. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint. As of March 29, 2000, principal and accrued interest of $920,000 and $1,862,658, respectively, were due. The Partnership and the noteholders are currently exploring various settlement options. There is no assurance that any settlement will be reached.




                                     III-24

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                                Wellington Woods
                                ----------------

          The Partnership defaulted on its purchase money note related to Clarkson Associates of Wellington Woods Limited Partnership (Wellington Woods) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $485,000 and $2,169,679, respectively. As of March 29, 2000, principal and accrued interest of $485,000 and $2,274,306, respectively, were due. The Partnership is negotiating with the noteholder to extend the maturity date of the purchase money note for five years. There is no assurance that an extension will be obtained.

                                Westport Village
                                ----------------

          The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the partnership filed a motion to dismiss the amended complaint. As of March 29, 2000, principal and accrued interest of $840,000 and $1,682,568, respectively, were due. The Partnership and the noteholders are currently exploring various settlement options. There is no assurance that any settlement will be reached.

                                 Wollaston Manor
                                 ---------------

          The Partnership defaulted on its purchase money notes related to Wollaston Manor Associates (Wollaston Manor) on October 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,125,000 and $4,111,380, respectively. As of March 29, 2000, principal and accrued interest of $2,125,000 and $4,183,132, respectively, were due. The Partnership is currently negotiating a discounted payoff of the purchase money notes in conjunction with a possible sale of the property. A contract for the sale of the property was signed in January 2000, contingent upon, among other things, a satisfactory agreement with the noteholders regarding the purchase money note and the approval of the Managing General Partner. There is no assurance that a sale of the property and a settlement with the noteholders will occur.

          Due to the impending and likely sale of the property related to the Partnership's investment in Wollaston Manor, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $913,360 as of December 31, 1999, have been reclassified to investment in partnership held for sale in the accompanying consolidated balance sheet at December 31, 1999.




                                     III-25

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     b.   Interests in profits, losses and cash distributions made by
          -----------------------------------------------------------
               Local Partnerships
               ------------------

          The Partnership has a 89.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invests in the Local Partnership. The Partnership received cash distributions from the rental operations of the Local Partnerships totaling $1,158,508 and $1,098,649 during the years ended December 31, 1999 and 1998, respectively. As of December 31, 1999 and 1998, 29 and 27, respectively, of the Local Partnerships had surplus cash, as defined by their respective regulatory agencies, in the amount of $3,472,944 and $2,750,780, respectively, which may be available for distribution in accordance with their respective regulatory agencies' regulations.

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

                                                          December 31,
                                                  --------------------------
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

                                     III-26

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                               Lakes of Northdale
                               ------------------

          To cover operating deficits incurred in prior years by Lakes of Northdale, the Partnership advanced funds totaling $54,500 as of both December 31, 1999 and December 31, 1998. No advances have been made to Lakes of Northdale since September 1989. These non-interest bearing advances are payable from cash flow of Lakes of Northdale after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. For financial reporting purposes, these advances have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

     d.   Property matters
          ----------------

                                  Garden Court
                                  ------------

          On December 31, 1998, Garden Court Associates Limited Partnership sold the Garden Court property. The net proceeds to the Partnership of $50,000 were received on March 2, 1999.

     e.   Affordable Housing Legislation
          ------------------------------

          Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments (HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. Current legislation allows all expired Section 8 HAP contracts with rents at less than 100% of fair market rents to be renewed for one year. Expiring
     Section 8 HAP contracts with rents that exceed 100% of fair market rents could be renewed for one year, but at rents reduced to 100% of fair market rents (Mark-to-Market). All expiring Section 8 HAP contracts with rents exceeding comparable market rents, and properties with mortgage loans insured by the Federal Housing Administration (FHA), became subject to the Mark-to-Market legislation.

          Mark-to-Market implementation will reduce rental income at properties which are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. Each affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This may involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan will be converted to a non-performing but accruing
     (soft) second mortgage loan.

          Seven properties in which the Partnership is invested may be affected by the Mark-to-Market program since they have Section 8 HAP contracts which have already expired, or which will expire in 2000. Of these seven properties, rent studies for five properties indicate that the current HAP rents are below fair market rents, and therefore these properties should not be subject to a Mark-to-Market restructuring. A rent study is being

                                     III-27

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     performed for the sixth property.  The seventh property did not renew its
     Section 8 HAP contract when it expired in June 1999. Properties with expiring HAP contract rents greater than 100% of fair market rents in the area where each property is located may be affected immediately by the legislation. All seven properties have related purchase money notes which have matured, as discussed in Note 2.a. These seven properties with expired or expiring Section 8 HAP contracts are as follows.



















































                                     III-28

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued


                                                         Units              Original           Renewed
                                                     Authorized for       Expiration of      Expiration of
                                    Number of       Rental Assistance       Section 8          Section 8
     Property                      Rental Units      Under Section 8       HAP Contract      HAP Contract
     --------                      ------------     -----------------     -------------      -------------
     Cottonwood Park                   126                  6                06/30/98        12/31/99 (1)
     Glenridge Gardens                 120                 24                05/31/99        05/01/00 (2)
     Harborview                        300                299                06/01/00            (2)
     Pilgrim Tower North               258                205                10/31/98        02/29/00 (2)
     Redden Gardens                    150                 30                09/30/98        09/01/00 (2)
     Tradewinds Terrace                122                 44                09/30/98        09/30/00 (2)
     Wellington Woods                  109                 73                10/19/99        10/19/00 (2)
                                      ----                ---
         Total                        1185                681
                                      ====                ===


     (1) The Section 8 HAP contract was not renewed at the election of the Managing General Partner.

     (2) The Managing General Partner expects that these Section 8 HAP Contracts will be renewed for one year upon expiration.

          With the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership investments in and advances to Local Partnerships at this time. As of December 31, 1999, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2000 was $5,659,419.

          There is a new HUD-sponsored program generally referred to as "Mark-up-to-Market." Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties with subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

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



                                     III-29

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

     f.   Summarized financial information
          --------------------------------

          Summarized financial information for the Local Partnerships at December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998 follows.

                            COMBINED BALANCE SHEETS

                                                                                           December 31,
                                                                                  -----------------------------
                                                                                      1999             1998
                                                                                  ------------     ------------
     Rental property, at cost, net of accumulated depreciation
       of $102,116,657 and $95,165,069, respectively                              $ 93,933,216     $ 98,251,738
     Land                                                                           13,220,178       13,144,151
     Other assets                                                                   36,095,941       34,085,738
                                                                                  ------------     ------------
         Total assets                                                             $143,249,335     $145,481,627
                                                                                  ============     ============


     Mortgage notes payable                                                       $106,839,962     $109,987,239
     Other liabilities                                                              16,471,344       15,654,701
                                                                                  ------------     ------------
         Total liabilities                                                         123,311,306      125,641,940

     Partners' capital                                                              19,938,029       19,839,687
                                                                                  ------------     ------------
         Total liabilities and partners' capital                                  $143,249,335     $145,481,627
                                                                                  ============     ============























                                    III-30

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

                     COMBINED STATEMENTS OF OPERATIONS

                                                                                       For the years ended
                                                                                           December 31,
                                                                                  ----------------------------
                                                                                      1999             1998
                                                                                  ------------     ------------
     Revenue:
       Rental                                                                     $ 34,795,898     $ 34,676,705
       Other, principally interest                                                   2,347,065        2,411,782
                                                                                  ------------     ------------
          Total revenue                                                             37,142,963       37,088,487
                                                                                  ------------     ------------

     Expenses:
       Operating and other                                                          23,001,277       22,541,519
       Interest                                                                      5,592,073        6,414,944
       Depreciation                                                                  7,258,015        7,323,620
       Amortization                                                                    131,323          110,346
                                                                                  ------------     ------------
          Total expenses                                                            35,982,688       36,390,429
                                                                                  ------------     ------------
     Net income                                                                   $  1,160,275     $    698,058
                                                                                  ============     ============

     g.   Reconciliation of the Local Partnerships' financial statement
          -------------------------------------------------------------
               net income to taxable income (loss)
               -----------------------------------

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
















                                     III-31

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS  - Continued

          A reconciliation of the Local Partnerships' financial statement net income reflected above to taxable income (loss) follows.

                                                                                       For the years ended
                                                                                           December 31,
                                                                                  ----------------------------
                                                                                      1999             1998
                                                                                  ------------     ------------
     Financial statement net income                                               $  1,160,275     $    698,058

     Adjustments:
       Difference in tax depreciation using accelerated methods,
         net of depreciation on construction period expenses
         capitalized for financial statement purposes                                  847,790       (1,730,860)

       Miscellaneous, net                                                              416,553         (542,743)
                                                                                  ------------     ------------
     Taxable income (loss)                                                        $  2,424,618     $ (1,575,545)
                                                                                  ============     ============


3.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the interests in the Local Partnerships. The fee amounted to $1,470,000, which is equal to 2% of the Additional Limited Partners' capital contributions to the Partnership. The acquisition fee was capitalized and is being amortized over a 40-year period using the straight-line method.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. For the years ended December 31, 1999 and 1998, the Partnership paid $175,448 and $116,943, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the consolidated statements of operations as general and administrative expenses.

     Additionally, in accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee), after all other expenses of the Partnership are paid. The amount of the Management Fee shall not exceed 0.25% of invested assets, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year, as follows:

     a. First, on a monthly basis as an operating expense before any distributions to limited partners in an annual amount equal to $375,000, and

     b. Second, after distributions to the limited partners in the amount of 1% of the gross proceeds of the offering, the balance of such 0.25% of invested assets.

                                      III-32

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   RELATED-PARTY TRANSACTIONS - Continued

     For each of the years ended December 31, 1999 and 1998, the Partnership paid the Managing General Partner a Management Fee of $375,000.

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


                                     III-33

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

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, 1% to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% in the aggregate to the General Partners after payment of the Management Fee, (see Note 3), as specified in the Partnership Agreement. As defined in the Partnership Agreement, after the establishment of any reserves deemed necessary by the Managing General Partner, after payment of the Management Fee, and after the distributions described below, the Partnership had no remaining cash available for distribution for the years ended December 31, 1999 and 1998.

     On November 5, 1999, the Partnership made a cash distribution of $733,670 ($10.00 per additional limited partnership interest) to the Additional Limited Partners out of available cash flow.

     On November 20, 1998, the Partnership made a cash distribution of $733,970 ($10.00 per additional limited partnership interest) to the Additional Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from Partnerships.

     The Partnership received distributions of $1,158,508 and $1,098,649 from the Local Partnerships during 1999 and 1998, respectively. The Managing General

                                     III-34

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued

Partner intends to reserve all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
          LOSS TO TAXABLE LOSS

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






































                                     III-35

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
          LOSS TO TAXABLE LOSS - Continued

     A reconciliation of the Partnership's financial statement net loss to taxable loss follows.


                                                                                     For the years ended
                                                                                         December 31,
                                                                                -----------------------------
                                                                                    1999             1998
                                                                                ------------     ------------
Financial statement net loss                                                    $(15,143,007)    $ (15,154,111)

Adjustments:
  Difference between taxable loss and
    financial statement net loss related to the
    Partnership's equity in the Local Partnerships'
    income or losses                                                              (1,763,321)         354,593

  Costs amortized over a shorter period for income
    tax purposes                                                                     (71,756)        (107,935)

  Difference in interest expense due to interest
    for consolidated partnerships and amortization of discount                     5,288,707        6,636,344

  Difference between taxable interest income
    and financial statement interest income                                        1,135,779        1,158,011
                                                                                ------------     ------------
Taxable loss                                                                    $(10,553,598)    $ (7,113,098)
                                                                                ============     ============

























                                     III-36

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                         Method of Filing
-------                                   -----------------------------

27        Financial Data Schedule         Filed herewith electronically






















































                                     III-37