Form 10QSB
period 2000-03-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2000-05-12
CIK 740371

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     March 31, 2000
                                   --------------


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
Yes [X]   No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                            Not applicable
--------------------------         ---------------------------------------
        (Class)                       (Outstanding at March 31, 2000)

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000



                                                                 Page
                                                                 ----

PART I.   Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 2000 and
            December 31, 1999 . . . . . . . . . . . . . . . .        1

          Consolidated Statements of Operations and Accumulated
            Losses - for the three months ended March 31, 2000
            and 1999  . . . . . . . . . . . . . . . . . . . .        2

          Consolidated Statements of Cash Flows - for the
            three months ended March 31, 2000 and 1999  . . .        3

          Notes to Consolidated Financial Statements -
            March 31, 2000 and 1999 . . . . . . . . . . . . .        4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . .       21


PART II.  Other Information

Item 3.   Defaults upon Senior Securities . . . . . . . . . .       26

Item 5.   Other Information . . . . . . . . . . . . . . . . .       26

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . .       27

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .       28

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . .       29

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                                   March 31,     December 31,
                                                                                                     2000           1999
                                                                                                 -------------   ------------
                                                                                                  (Unaudited)
Investments in and advances to partnerships                                                      $  29,286,913   $  29,175,280
Investment in partnerships held for sale                                                             2,476,204       2,476,204
Partnership interest held in escrow                                                                    928,160         928,160
Cash and cash equivalents                                                                            7,675,648       7,607,687
Restricted cash equivalents                                                                             50,400          50,400
Acquisition fees, principally paid to related parties, net
  of accumulated amortization of $378,002 and $371,870, respectively                                   603,052         609,184
Property purchase costs, net of accumulated amortization
  of $354,389 and $348,713, respectively                                                               554,289         559,966
Other assets                                                                                            61,227              --
                                                                                                 -------------   -------------

      Total assets                                                                               $  41,635,893   $  41,406,881
                                                                                                 =============   =============

                        LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships                                                               $  39,410,081   $  39,367,113
Accrued interest payable                                                                           110,709,596     107,616,493
Accounts payable and accrued expenses                                                                   88,592         175,592
                                                                                                 -------------   -------------
      Total liabilities                                                                            150,208,269     147,159,198
                                                                                                 -------------   -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners                                                                                     2,000           2,000
    Limited Partners                                                                                73,501,500      73,501,500
                                                                                                 -------------   -------------
                                                                                                    73,503,500      73,503,500
  Less:
    Accumulated distributions to partners                                                           (8,388,540)     (8,388,540)
    Offering costs                                                                                  (7,562,894)     (7,562,894)
    Accumulated losses                                                                            (166,124,442)   (163,304,383)
                                                                                                 -------------   -------------
      Total partners' deficit                                                                     (108,572,376)   (105,752,317)
                                                                                                 -------------   -------------
      Total liabilities and partners' deficit                                                    $  41,635,893   $  41,406,881
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                  CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                              AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                                                   For the three months ended
                                                                                                            March 31,
                                                                                                 -------------------------------
                                                                                                     2000            1999
                                                                                                 -------------   -------------
Share of income from partnerships                                                                $     437,303   $     530,557
                                                                                                 -------------   -------------

Other revenue and  expenses:

  Revenue:
    Interest and other income                                                                          103,743         120,269
                                                                                                 -------------   -------------
  Expenses:
    Interest                                                                                         3,158,780       4,696,282
    Management fee                                                                                      93,750          93,750
    General and administrative                                                                          67,102          63,449
    Professional fees                                                                                   29,661          26,597
    Amortization of deferred costs                                                                      11,812          13,220
                                                                                                 -------------   -------------
                                                                                                     3,361,105       4,893,298
                                                                                                 -------------   -------------
      Total other revenue and expenses                                                              (3,257,362)     (4,773,029)
                                                                                                 -------------   -------------
Net loss                                                                                            (2,820,059)     (4,242,472)

Accumulated losses, beginning of period                                                           (163,304,383)   (148,161,376)
                                                                                                 -------------   -------------

Accumulated losses, end of period                                                                $(166,124,442)  $(152,403,848)
                                                                                                 =============   =============

Net loss allocated to General Partners (1.51%)                                                   $     (42,583)  $     (64,061)
                                                                                                 =============   =============

Net loss allocated to Initial and Special Limited Partners (1.49%)                               $     (42,019)  $     (63,213)
                                                                                                 =============   =============

Net loss allocated to Additional Limited Partners (97%)                                          $  (2,735,457)  $  (4,115,198)
                                                                                                 =============   =============

Net loss per unit of Additional Limited
  Partner Interest based on 73,500 units                                                         $      (37.22)  $      (55.99)
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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 1.   FINANCIAL STATEMENTS
          --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                                                  For the three months ended
                                                                                                           March 31,
                                                                                                 -----------------------------
                                                                                                     2000            1999
                                                                                                 ------------    ------------
Cash flows from operating activities:
  Net loss                                                                                       $ (2,820,059)   $ (4,242,472)

  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Share of income from partnerships                                                                (437,303)       (530,557)
    Amortization of discount on purchase money notes                                                   42,968       1,800,321
    Amortization of deferred costs                                                                     11,812          13,220

    Changes in assets and liabilities:
      (Increase) decrease in other assets                                                             (61,227)         43,853
      Increase in accrued interest payable                                                          3,115,812       2,895,961
      Payment of purchase money note interest                                                         (22,709)       (177,542)
      Decrease in accounts payable and accrued expenses                                               (87,000)        (44,604)
                                                                                                 ------------    ------------
        Net cash used in operating activities                                                        (257,706)       (241,820)
                                                                                                 ------------    ------------

Net cash provided by investing activities:
  Receipt of distributions from partnerships                                                          325,667         420,620
                                                                                                 ------------    ------------

Net increase in cash and cash equivalents                                                              67,961         178,800

Cash and cash equivalents, beginning of period                                                      7,607,687      10,765,753
                                                                                                 ------------    ------------

Cash and cash equivalents, end of period                                                         $  7,675,648    $ 10,944,553
                                                                                                 ============    ============



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                                       $     22,709    $    177,542
                                                                                                 ============    ============





                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)

1.   BASIS OF PRESENTATION

     In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of March 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the interim period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such instructions. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 1999.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships
     ----------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $39,410,081 plus aggregate accrued interest of $110,709,596 as of March 31, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity.
A purchase money note in the principal amounts of $1,370,000 matured on July 27, 1994 but has not been paid or extended. A purchase money note in the principal amount of $1,330,000 matured on August 31, 1997 and was extended to January 3, 2000, but has not been paid or further extended. Purchase money notes in the aggregate principal amounts of $2,035,000 and $434,000 matured on July 1, 1999 and July 31, 1999, respectively, and have not been paid or extended. A purchase money note in the principal amount of $434,000 matured on July 31, 1999, and has been extended to July 31, 2004. A purchase money note in the principal amount of $2,301,310 matured on July 31, 1999, and was paid in full on July 30, 1999. Purchase money notes in the aggregate principal amount of $2,355,000 matured on August 1, 1999 and have been extended to July 1, 2000. A purchase money note in the original principal amount of $3,732,081 matured on August 31, 1999, was partially paid down, and was extended to August 31, 2004. Purchase money notes in the aggregate principal amount of $10,310,000 matured during August and September, 1999, and have not been paid or extended. A purchase money note in the principal amount of $1,400,000 matured on October 1, 1999 and has been extended to July 1, 2000. Purchase money notes in the aggregate principal amount of $10,795,000 matured during the fourth quarter of 1999, and have not been paid or extended. Purchase money notes in the principal amounts of

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

$1,500,000 and $1,350,000 were due to mature on September 27, 1999 and October 31, 1999, respectively, and were extended to September 27, 2002 and April 30, 2001, respectively. The remaining two purchase money notes mature in April 2000 ($2,165,000) and October 2025 ($500,000).

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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through March 31, 2001, and which remain unpaid or unextended as of May 12, 2000. Excluded from the following chart are purchase money notes which matured through March 31, 2000, and which have been paid off, cancelled, or extended on or before May 12, 2000.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                                                                   Carrying Amount
                                                                        Aggregate                  of Partnership's
                                             Aggregate                   Accrued                    Investment in
                   Number of                 Principal                   Interest                  and Advances to
    Purchase       Underlying                 Balance                    Balance                   Underlying Local
   Money Note        Local      Percentage  as of March   Percentage   as of March    Percentage   Partnerships as   Percentage
 (PMN) Maturity   Partnerships   of Total     31, 2000     of Total     31, 2000       of Total    March 31, 2000     of Total
----------------  ------------  ----------  -----------   ----------   ------------   ----------   ----------------  ----------
3rd Quarter 1994        1             3%    $ 1,370,000          3%    $  6,627,623         6%        $ 1,570,829          5%
3rd Quarter 1999       11            31%     12,779,000         32%      29,673,596        27%         12,017,519         37%
4th Quarter 1999        8            23%     10,795,000         27%      28,387,229        26%          5,961,658         18%
1st Quarter 2000        1             3%      1,330,000          3%       3,680,466         3%            898,095          3%
2nd Quarter 2000        1             3%      2,165,000          6%      12,325,541        11%          2,560,344          8%
3rd Quarter 2000        3             8%      3,755,000         10%      10,065,617         9%          4,626,905         14%
                     ----         -----     -----------      -----     ------------     -----         -----------      -----
Total through
 12/31/2000            25            71%    $32,194,000         81%    $ 90,760,072        82%        $27,635,350         85%
                     ====         =====     ===========      =====     ============     =====         ===========      =====

Total, Local
  Partnerships         35           100%    $39,410,081        100%    $110,709,596       100%        $32,548,362 (1)    100%
                     ====         =====     ===========      =====     ============     =====         ===========      =====


(1) Includes $2,381,700 for two partnerships reported as investment in partnerships held for sale on the consolidated balance sheet at March 31, 2000, and $879,749 for one partnership reported as partnership interest held in escrow on the consolidated balance sheet at March 31, 2000.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. Based on preliminary discussions with the holders of purchase money notes maturing through March 31, 2001, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate any extension or discounted payoff. In such instances, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 35 Local Partnerships in which the Partnership is invested as of March 31, 2000, the 25 Local Partnerships with associated purchase money notes which mature through March 31, 2001 and which remain unpaid or unextended as of May 12, 2000, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the previous two calendar years.



                             Percentage of Total      Partnership's Share of
                            Distributions Received         Income from
     For the Years Ending   from Local Partnerships     Local Partnerships
     --------------------   -----------------------   ----------------------
     December 31, 1999               74%                    $995,085
     December 31, 1998               85%                    $879,537


     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 2000 and 1999 was $3,158,780 and $4,696,282, respectively. Amortization of discount on purchase money notes increased interest expense during the three months ended March 31, 2000 and 1999 by $42,968 and $1,800,321, respectively. The accrued interest on the purchase money notes of $110,709,596 and $107,616,493 as of March 31, 2000 and December 31, 1999, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                Cannonsburg House, Char House, and Liberty Tower
                ------------------------------------------------

     The Partnership defaulted on its six purchase money notes related to Cannonsburg Housing Associates Limited Partnership (Cannonsburg House), Char House Highrise Association Limited Partnership (Char House), and Liberty Tower Associates Limited Partnership (Liberty Tower) on December 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $4,510,000 and $12,951,810, respectively. As of May 12, 2000, aggregate principal and accrued interest of $4,510,000 and $13,720,985, respectively, were due. Pursuant to the terms of the notes, the Partnership had 120 days to cure the default, which period commenced on December 1, 1999. The Partnership continues to negotiate to extend the maturity date of the purchase money notes for up to five years. There is no assurance that an extension will be obtained.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                   Cedar Point
                                   -----------

     The Partnership defaulted on its purchase money note related to Southwest Development Company (Cedar Point) on August 30, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $2,460,115, respectively. As of May 12, 2000, principal and accrued interest of $1,320,000 and $2,586,886, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note for five years. There is no assurance that an extension will be obtained.

                                 Chippewa County
                                 ---------------

     The Partnership defaulted on its purchase money note related to Chippewa County Housing Partners (Chippewa County) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $860,000 and $2,297,462, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000, at which time they have agreed to accept a discounted payoff. Upon payment by the Partnership of an additional deposit by July 1, 2000, the noteholders shall continue the forbearance until January 4, 2001. The noteholders have agreed to accept a discounted payoff of the note provided that such payment is made during the agreed period of forbearance. The deposit which was paid on February 15, 2000, to an escrow agent, to be subsequently released to the noteholders, shall be applied to the note balance. There is no assurance that the Partnership will be able to timely pay the additional deposit or the agreed upon discounted payoff on the note and thus retain its interest in Chippewa County.

                                 Cottonwood Park
                                 ---------------

     The Partnership defaulted on its purchase money note related to Shawnee Heights Limited Partnership (Cottonwood Park) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $975,000 and $2,576,421, respectively. As of May 12, 2000, principal and accrued interest of $975,000 and $2,830,028, respectively, were due. The Partnership is currently negotiating a five year extension of the maturity date of the purchase money note, while also pursuing a possible sale of the property. There is no assurance that an extension or sale will occur.

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. As of May 12, 2000, aggregate principal and accrued interest of $434,000 and $1,920,000, respectively, were due on the Second Crescent Note (hereinafter defined.) The Partnership successfully negotiated an agreement to

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

extend the maturity date of one of the purchase money notes (First Crescent
Note) in the principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made a payment to the noteholder, to be applied against accrued but unpaid interest. The agreement extends the maturity date to July 31, 2004, requires semi-annual interest payments and reduces the interest rate of the First Crescent Note. The Partnership has not been contacted by the holders of the other note (the Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note.

                                De Angelis Manor
                                ----------------

     The Partnership defaulted on its purchase money note related to Natick Associates (De Angelis Manor) on July 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,015,000 and $2,670,689, respectively. As of May 12, 2000, principal and accrued interest of $1,015,000 and $2,962,978, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note, or to pay it off at a discount. Currently, the local non-profit general partner is preparing an offer to purchase the property. There is no assurance that an extension or a discounted payoff of the purchase money note will be obtained, or that a sale of the property will occur.

                                Glenridge Gardens
                                -----------------

     The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,928,809, respectively. As of May 12, 2000, principal and accrued interest of $740,000 and $2,119,390, respectively, were due. The Partnership and noteholder have agreed in principle to extend the maturity date of the purchase money note to January, 2001. There is no assurance that an extension will be obtained.

                              Harborview Apartments
                              ---------------------

     The Partnership defaulted on its purchase money notes related to Harborview Apartments Associates Limited Partnership (Harborview Apartments) on August 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,000,000 and $5,342,321, respectively. As of May 12, 2000, principal and accrued interest of $3,000,000 and $5,662,599, respectively, were due. The Partnership is currently negotiating an extension of the maturity date or a discounted payoff of the purchase money notes. There is no assurance that an extension or a discounted payoff will occur.

                                Highland Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Highland Village Associates (Highland Village) on October 31, 1999 when the notes matured

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

and were not paid. The default amount included principal and accrued interest of $1,100,000 and $4,123,565, respectively. As of May 12, 2000, principal and accrued interest of $1,100,000 and $4,423,849, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money notes for five years. In connection with the proposed extension of the maturity date, the Managing General Partner, the local managing general partner and the noteholders are jointly exploring various options to refinance the Massachusetts Housing Finance Agency (MHFA) and HUD Section 236 interest rate subsidized mortgage loan related to this property. There is no assurance that an extension will be obtained, or that a refinancing of the mortgage loan will occur.

                                 Holiday Village
                                 ---------------

     The Partnership defaulted on its purchase money note related to Holiday Village Apartments (Holiday Village) on July 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. As of May 12, 2000, principal and accrued interest of $1,370,000 and $6,734,564, respectively, were due. The Managing General Partner and the noteholder have reached an agreement on a discounted payoff of the note in connection with, and contingent upon, a potential sale of the property agreed to by the Local Partnership and an unrelated third party. The sale is anticipated to close in June 2000. There is no assurance that the sale will be completed, and therefore, that the payoff of the note at a discount will occur. Should the noteholder begin foreclosure proceedings on the Partnership's interest in the related Local Partnership, the Partnership intends to vigorously defend against any action by the noteholder. However, there is no assurance that the Partnership will be able to retain its interest in the Local Partnership. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

     Due to the impending and likely sale of the property related to the Partnership's investment in Holiday Village, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $1,562,844 as of December 31, 1999, has been reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999.

                                Hometown Village
                                ----------------

     The Partnership defaulted on its purchase money note related to Hometown Villages Limited Partnership (Hometown Village) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,495,000 and $5,010,398, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000, at which time they have agreed to accept a discounted payoff. Upon payment by the Partnership of an additional deposit by July 1, 2000, the noteholders shall continue the forbearance until January 4, 2001. The noteholders have agreed to accept a discounted payoff of the note provided that such payment is made during the agreed period of forbearance. The

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

deposit which was paid on February 15, 2000, to an escrow agent, to be subsequently released to the noteholders, shall be applied to the note balance. There is no assurance that the Partnership will be able to timely pay the additional deposit or the agreed upon discounted payoff on the note and thus retain its interest in Hometown Village.

                                Jewish Federation
                                -----------------

     The purchase money note related to Jewish Federation Apartments Associates (Jewish Federation), in the principal amount of $1,350,000, was due to mature on October 31, 1999. In 1997, the Managing General Partner entered into an agreement with the noteholder to extend the maturity date for five years, subject to the donation and transfer by the Local Partnership of an unimproved portion of the property to an entity affiliated with the local managing general partner and the noteholder. The Local Partnership had entered into an agreement to make such donation and transfer, but the transaction was denied by HUD in January 1998. In April 1998, the local managing general partner indicated that it had received verbal approval from HUD and intended to reapply for financing with HUD. There is no assurance that such financing will be obtained. On May 21, 1999, the noteholder extended the maturity date of the purchase money note to April 30, 2000, to allow time for the donation and transfer to occur. On April 24, 2000, the noteholder further extended the maturity date to April 30, 2001. There is no assurance that any further extensions will be obtained.

                                   Matthew XXV
                                   -----------

     The Partnership defaulted on its purchase money note related to Diakonia Associates (Matthew XXV) on July 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,020,000 and $2,695,752, respectively. As of May 12, 2000, principal and accrued interest of $1,020,000 and $2,989,973, respectively, were due. The Partnership is currently negotiating to extend the maturity date or to pay off the purchase money note at a discount. Currently, the local non-profit general partner is preparing an offer to purchase the property. There is no assurance that an extension or a discounted payoff of the purchase money note will be obtained, or that a sale of the property will occur.

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower East Associates Limited Partnership (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of May 12, 2000, principal and accrued interest of $1,650,000 and $2,817,089, respectively, were due. The Partnership is currently negotiating with the noteholder to extend the maturity date of the purchase money note for five years, in exchange for a partial payment. There is no assurance that an extension will be obtained.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                               Pilgrim Tower North
                               -------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) on April 30, 2000 when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $12,480,569, respectively. As of May 12, 2000 principal and accrued interest of $2,165,000 and $12,542,580, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note for five years, in exchange for a partial payment. There is no assurance that an extension will be obtained.

                                 Redden Gardens
                                 --------------

     The Partnership defaulted on its purchase money note related to Redden Development Company (Redden Gardens) on August 31, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $1,330,000 and $2,783,593, respectively. The noteholders extended the maturity date of the purchase money note to January 3, 2000, at which time the Partnership again defaulted on the purchase money note. As of May 12, 2000, principal and accrued interest of $1,330,000 and $3,731,081, respectively, were due. In connection with the extension, the Partnership placed in escrow documents transferring its interest in Redden Gardens to the noteholders, to be released to the noteholders upon a future default by the Partnership on the purchase money note. As of May 12, 2000, the noteholders had not exercised their right to have the escrowed documents released to them. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

     Due to the possible transfer of the Partnership's interest in the Local Partnership to the noteholders, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $928,160 as of December 31, 1999, has been reclassified to partnership interest held in escrow in the accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999.

                                 Riverview Manor
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Riverview Manor Company Limited Partnership (Riverview Manor) on September 30, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $740,000 and $1,853,014, respectively. As of May 12, 2000, principal and accrued interest of $740,000 and $1,939,071, respectively, were due. The Partnership is currently negotiating with the noteholders to extend the maturity date of the purchase money notes for up to five years. There is no assurance that an extension will be obtained.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Scoville Center
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Beloit Housing Partners (Scoville Center) on October 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,400,000 and $2,123,397, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000, at which time they have agreed to accept a discounted payoff. Upon payment by the Partnership of an additional deposit by July 1, 2000, the noteholders shall continue the forbearance until January 4, 2001. The noteholders have agreed to accept a discounted payoff of the note provided that such payment is made during the agreed period of forbearance. The deposit which was paid on February 15, 2000, to an escrow agent, to be subsequently released to the noteholders, shall be applied to the note balance. There is no assurance that the Partnership will be able to timely pay the additional deposit or the agreed upon discounted payoff on the note and thus retain its interest in Scoville Center.

                                 Thornwood House
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Thornwood House Associates (Thornwood House) on August 30, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,775,000 and $3,218,691, respectively. As of May 12, 2000, principal and accrued interest of $1,775,000 and $3,387,523, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money notes for five years. There is no assurance that an extension will be obtained.

                               Tradewinds Terrace
                               ------------------

     The Partnership defaulted on its purchase money note related to Tradewinds West LDHA Limited Partnership (Tradewinds Terrace) on December 3, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $925,000 and $1,228,429, respectively. As of May 12, 2000, principal and accrued interest of $925,000 and $1,265,067, respectively, were due. The Partnership is negotiating with the noteholder to extend the maturity date of the purchase money note. There is no assurance that an extension will be obtained.

                                   Valley View
                                   -----------

     The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $920,000 and $1,788,829, respectively. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of May 12, 2000. As of May 12, 2000, principal and accrued interest of $920,000 and $1,877,999, respectively, were due. The Partnership and the noteholders are currently exploring various settlement options. There is no assurance that any settlement will be reached.

                                Wellington Woods
                                ----------------

     The Partnership defaulted on its purchase money note related to Clarkson Associates of Wellington Woods Limited Partnership (Wellington Woods) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $485,000 and $2,169,679, respectively. As of May 12, 2000, principal and accrued interest of $485,000 and $2,312,766, respectively, were due. The Partnership is negotiating with the noteholder to extend the maturity date of the purchase money note for five years. There is no assurance that an extension will be obtained.

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of May 12, 2000. As of May 12, 2000, principal and accrued interest of $840,000 and $1,696,474, respectively, were due. The Partnership and the noteholders are currently exploring various settlement options. There is no assurance that any settlement will be reached.

                                 Wollaston Manor
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Wollaston Manor Associates (Wollaston Manor) on October 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,125,000 and $4,111,380, respectively. As of May 12, 2000, principal and accrued interest of $2,125,000 and $4,218,311, respectively, were due. The Partnership is currently negotiating a discounted payoff of the purchase money notes in conjunction with a possible sale of the property. A contract for the sale of the property was signed in January 2000, contingent upon, among other things, a satisfactory agreement with the noteholders regarding the purchase money note and the approval of the Partnership. There is

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

no assurance that a sale of the property and a settlement with the noteholders will occur.

     Due to the impending and likely sale of the property related to the Partnership's investment in Wollaston Manor, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $913,360 as of December 31, 1999, has been reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999.

b.   Advances to Local Partnerships
     ------------------------------

     The advances made to the Local Partnerships were as follows.


                                                   March 31,     December 31,
     Local Partnership                               2000           1999
     -----------------                           ------------   ------------
     Lakes of Northdale:
       Principal amount of funds advanced        $     54,500   $     54,500
                                                 ------------   ------------
          Total                                  $     54,500   $     54,500
                                                 ============   ============

                               Lakes of Northdale
                               ------------------

     To cover operating deficits incurred in prior years by Lakes of Northdale, the Partnership advanced funds totaling $54,500 as of both March 31, 2000 and December 31, 1999. No advances have been made to Lakes of Northdale since September 1989. These non-interest bearing advances are payable from cash flow of Lakes of Northdale after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. For financial reporting purposes, these advances have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)

2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 35 Local Partnerships in which the Partnership is invested as of both March 31, 2000 and 1999, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the three months ended
                                                         March 31,
                                              -----------------------------
                                                  2000             1999
                                              ------------     ------------
     Revenue:
       Rental                                 $  8,698,976     $  8,474,682
       Other, principally interest                 586,778          593,449
                                              ------------     ------------
         Total revenue                           9,285,754        9,068,131
                                              ------------     ------------
     Expenses:
       Operating and other                       5,727,874        5,476,715
       Interest                                  1,398,023        1,456,535
       Depreciation and amortization             1,847,338        1,816,625
                                              ------------     ------------
         Total expenses                          8,973,235        8,749,875
                                              ------------     ------------
     Net income                               $    312,519     $    318,256
                                              ============     ============


     As of March 31, 2000 and 1999, the Partnership's share of cumulative losses of six and nine of the 35 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $12,698,573 and $12,375,619, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)

3.   AFFORDABLE HOUSING LEGISLATION - Continued

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

                             March 31, 2000 and 1999

                                   (Unaudited)

3.   AFFORDABLE HOUSING LEGISLATION - Continued


                                                      Units               Original            Renewed
                                                 Authorized for         Expiration of       Expiration of
                                Number of       Rental Assistance         Section 8           Section 8
 Property                      Rental Units      Under Section 8        HAP Contract        HAP Contract
 --------                      ------------     -----------------       -------------       -------------
 Cottonwood Park                   126                  6                  06/30/98         12/31/99 (1)
 Glenridge Gardens                 120                 24                  05/31/99         05/01/00 (2)
 Harborview                        300                299                  06/01/00            (2)
 Pilgrim Tower North               258                205                  10/31/98         02/29/04
 Redden Gardens                    150                 30                  09/30/98         09/01/00 (2)
 Tradewinds Terrace                122                 44                  09/30/98         09/30/00 (2)
 Wellington Woods                  109                 73                  10/19/99         10/19/00 (2)
                                  ----                ---
     Total                        1185                681
                                  ====                ===


     (1) The Section 8 HAP contract was not renewed at the election of the Managing General Partner.

     (2) The Managing General Partner expects that these Section 8 HAP Contracts will be renewed for one year upon expiration.

     With the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in and advances to Local Partnerships at this time. As of March 31, 2000, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2000 was $6,536,103.

     There is a new HUD-sponsored program generally referred to as "Mark-up-to-Market." Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties which enter the program and which have subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

     In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to-Market program will receive a

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2000 and 1999

                                   (Unaudited)

3.   AFFORDABLE HOUSING LEGISLATION - Continued

waiver from the cash flow restriction imposed on the property by the limited dividend limitation.


4.   RELATED-PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $70,542 and $38,368 for the three months ended March 31, 2000 and 1999, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended March 31, 2000 and 1999.

     The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the three months ended March 31, 2000 or 1999.

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

     In many instances, the Mark-to-Market rental rate restructuring may require the write down of an FHA-insured mortgage loan, which would trigger cancellation of indebtedness income to the partners, a taxable event, even though no actual cash is received. Additionally, if the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate; however, the Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest will not generate additional ordinary income. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time.

     There is a new HUD-sponsored program generally referred to as "Mark-up-to-Market." Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties which enter the program and which have subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

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

     The Managing General Partner is considering new strategies to deal with the ever changing environment of affordable housing policy. The Section 236 and
Section 221(d)(3) mortgage loans may be eligible for pre-payment in their 18th year or later. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently there are few lenders that will provide financing either to prepay existing mortgage loans of these types or provide additional funds to allow a property to convert to market-rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense for all parties involved.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $7,675,648 as of March 31, 2000, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 12, 2000, $50,400 of cash resources were restricted for future interest payments on one of the purchase money notes. As of May 12, 2000, there were no material commitments for capital expenditures.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $39,410,081 plus aggregate accrued interest of $110,709,596 as of March 31, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity.
A purchase money note in the principal amounts of $1,370,000 matured on July 27, 1994 but has not been paid or extended. A purchase money note in the principal amount of $1,330,000 matured on August 31, 1997 and was extended to January 3, 2000, but has not been paid or further extended. Purchase money notes in the aggregate principal amounts of $2,035,000 and $434,000 matured on July 1, 1999 and July 31, 1999, respectively, and have not been paid or extended. A purchase money note in the principal amount of $434,000 matured on July 31, 1999, and has been extended to July 31, 2004. A purchase money note in the principal amount of $2,301,310 matured on July 31, 1999, and was paid in full on July 30, 1999. Purchase money notes in the aggregate principal amount of $2,355,000 matured on August 1, 1999 and have been extended to July 1, 2000. A purchase money note in the original principal amount of $3,732,081 matured on August 31, 1999, was partially paid down, and was extended to August 31, 2004. Purchase money notes in the aggregate principal amount of $10,310,000 matured during August and September, 1999, and have not been paid or extended. A purchase money note in the principal amount of $1,400,000 matured on October 1, 1999 and has been extended to July 1, 2000. Purchase money notes in the aggregate principal amount of $10,795,000 matured during the fourth quarter of 1999, and have not been paid or extended. Purchase money notes in the principal amounts of $1,500,000 and $1,350,000 were due to mature on September 27, 1999 and October 31, 1999, respectively, and were extended to September 27, 2002 and April 30, 2001, respectively. The remaining two purchase money notes mature in April 2000 ($2,165,000) and October 2025 ($500,000). See the notes to the consolidated financial statements for additional information concerning these purchase money notes.

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

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through March 31, 2001, and which remain unpaid or unextended as of May 12, 2000. Excluded from the following chart are purchase money notes which matured through March 31, 2000, and which have been paid off, cancelled, or extended on or before May 12, 2000.

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------


                                                                                                   Carrying Amount
                                                                        Aggregate                  of Partnership's
                                             Aggregate                   Accrued                    Investment in
                   Number of                 Principal                   Interest                  and Advances to
    Purchase       Underlying                 Balance                    Balance                   Underlying Local
   Money Note        Local      Percentage  as of March   Percentage   as of March    Percentage   Partnerships as   Percentage
 (PMN) Maturity   Partnerships   of Total     31, 2000     of Total     31, 2000       of Total    March 31, 2000     of Total
----------------  ------------  ----------  -----------   ----------   ------------   ----------   ----------------  ----------
3rd Quarter 1994        1             3%    $ 1,370,000          3%    $  6,627,623         6%        $ 1,570,829          5%
3rd Quarter 1999       11            31%     12,779,000         32%      29,673,596        27%         12,017,519         37%
4th Quarter 1999        8            23%     10,795,000         27%      28,387,229        26%          5,961,658         18%
1st Quarter 2000        1             3%      1,330,000          3%       3,680,466         3%            898,095          3%
2nd Quarter 2000        1             3%      2,165,000          6%      12,325,541        11%          2,560,344          8%
3rd Quarter 2000        3             8%      3,755,000         10%      10,065,617         9%          4,626,905         14%
                     ----         -----     -----------      -----     ------------     -----         -----------      -----
Total through
 12/31/2000            25            71%    $32,194,000         81%    $ 90,760,072        82%        $27,635,350         85%
                     ====         =====     ===========      =====     ============     =====         ===========      =====

Total, Local
  Partnerships         35           100%    $39,410,081        100%    $110,709,596       100%        $32,548,362 (1)    100%
                     ====         =====     ===========      =====     ============     =====         ===========      =====


(1) Includes $2,381,700 for two partnerships reported as investment in partnerships held for sale on the consolidated balance sheet at March 31, 2000, and $879,749 for one partnership reported as partnership interest held in escrow on the consolidated balance sheet at March 31, 2000.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. Based on preliminary discussions with the holders of purchase money notes maturing through March 31, 2001, the Managing General Partner anticipates that, at least in some instances, the noteholders may not be willing to negotiate any extension or discounted payoff. In such instances, upon maturity of the purchase money notes, if the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise,

PART I.   FINANCIAL INFORMATION
          ---------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS - Continued
              -----------------------------------

its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 35 Local Partnerships in which the Partnership is invested as of March 31, 2000, the 25 Local Partnerships with associated purchase money notes which mature through March 31, 2001 and which remain unpaid or unextended as of May 12, 2000, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the previous two calendar years.



                              Percentage of Total      Partnership's Share of
                             Distributions Received         Income from
     For the Years Ending    from Local Partnerships     Local Partnerships
     --------------------    -----------------------   ----------------------
     December 31, 1999                74%                    $995,085
     December 31, 1998                85%                    $879,537


     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three months ended March 31, 2000 and 1999, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased during the three months ended March 31, 2000, as the receipt of distributions from partnerships was in excess of net cash used in operating activities.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three month period March 31, 2000 decreased from the corresponding period in 1999 primarily due to a decrease in interest expense related to a decrease in amortization of discount on purchase money notes. Offsetting the decrease in the Partnership's net loss were a decrease in share of income from partnerships generally due to increased operating expenses at six properties partially offset by an increase in operating income at four properties, and a decrease in interest income due to lower cash and cash equivalent balances.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's recognized losses for the three months ended March 31, 2000 did not include losses of $177,741, compared to excluded losses of $217,943 for the three months ended March 31, 1999.

     No other significant changes in the Partnership's operations have taken place during this period.

PART II.  OTHER INFORMATION
          -----------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          -------------------------------

     See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on purchase money notes.


ITEM 5.   OTHER INFORMATION
          -----------------

     The Managing General Partner has reason to believe that in April 2000, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase up to 4.9% of the outstanding units of additional limited partnership interest (Units) in the Partnership at a price of $40 per Unit. Peachtree is unaffiliated with the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit. There is no established market for the purchase and sale of Units in the Partnership, although various informal secondary market services exist in addition to the current tender offer by Peachtree. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units in the Partnership.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 2000.

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



May 12, 2000                 by: /s/ Michael J. Tuszka
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