Form 10QSB
period 2000-06-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2000-08-11
CIK 740371

                                   FORM 10-QSB
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000
                                  -------------


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
Yes [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


     Not applicable                                 Not applicable
--------------------------             ---------------------------------------
        (Class)                              (Outstanding at June 30, 2000)

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000



                                                                           Page
                                                                           ----

PART I.      Financial Information

Item 1.      Financial Statements

             Consolidated Balance Sheets - June 30, 2000 and
               December 31, 1999..........................................    1

             Consolidated Statements of Operations and Accumulated
               Losses - for the three and six months ended
               June 30, 2000 and 1999.....................................    2

             Consolidated Statements of Cash Flows - for the
               six months ended June 30, 2000 and 1999....................    3

             Notes to Consolidated Financial Statements -
               June 30, 2000 and 1999.....................................    4

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................   21


PART II.     Other Information

Item 3.      Defaults upon Senior Securities..............................   26

Item 5.      Other Information............................................   26

Item 6.      Exhibits and Reports on Form 8-K.............................   27

Signature    .............................................................   28

Exhibit Index.............................................................   29

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 1.           FINANCIAL STATEMENTS
                  --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                June 30,      December 31,
                                                                 2000             1999
                                                             -------------    ------------
                                                               (Unaudited)
Investments in and advances to partnerships ..............   $  30,100,533    $  29,175,280
Investment in partnerships held for sale .................       2,476,204        2,476,204
Partnership interest held in escrow ......................         928,160          928,160
Cash and cash equivalents ................................       7,775,802        7,607,687
Restricted cash equivalents ..............................          50,400           50,400
Acquisition fees, principally paid to related parties, net
  of accumulated amortization of $384,133 and $371,870,
  respectively ...........................................         596,921          609,184
Property purchase costs, net of accumulated amortization
  of $360,068 and $348,713, respectively .................         548,610          559,966
Other assets .............................................           1,369             --
                                                             -------------    -------------

      Total assets .......................................   $  42,477,999    $  41,406,881
                                                             =============    =============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships .......................   $  39,360,081    $  39,367,113
Accrued interest payable .................................     113,247,434      107,616,493
Accounts payable and accrued expenses ....................         117,579          175,592
                                                             -------------    -------------
      Total liabilities ..................................     152,725,094      147,159,198
                                                             -------------    -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners .....................................           2,000            2,000
    Limited Partners .....................................      73,501,500       73,501,500
                                                             -------------    -------------
                                                                73,503,500       73,503,500

  Less:
    Accumulated distributions to partners ................      (8,388,540)      (8,388,540)
    Offering costs .......................................      (7,562,894)      (7,562,894)
    Accumulated losses ...................................    (167,799,161)    (163,304,383)
                                                             -------------    -------------
      Total partners' deficit ............................    (110,247,095)    (105,752,317)
                                                             -------------    -------------

      Total liabilities and partners' deficit ............   $  42,477,999    $  41,406,881
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

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 1.           FINANCIAL STATEMENTS
                  --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                   For the three months ended         For the six months ended
                                                             June 30                          June 30,
                                                 -------------------------------   ------------------------------
                                                      2000             1999             2000             1999
                                                 -------------    --------------   -------------    -------------
Share of income from partnerships ............   $   1,580,011    $   1,611,077    $   2,017,314    $   2,141,634
                                                 -------------    -------------    -------------    -------------

Other revenue and  expenses:

  Revenue:
    Interest and other income ................         113,411          126,933          217,154          247,202
                                                 -------------    -------------    -------------    -------------
  Expenses:
    Interest .................................       3,116,849        4,746,745        6,275,630        9,443,027
    Management fee ...........................          93,750           93,750          187,500          187,500
    General and administrative ...............          89,122           71,694          156,223          135,143
    Professional fees ........................          56,609           26,534           86,270           53,131
    Amortization of deferred costs ...........          11,811           12,330           23,623           25,550
                                                 -------------    -------------    -------------    -------------
                                                     3,368,141        4,951,053        6,729,246        9,844,351
                                                 -------------    -------------    -------------    -------------
      Total other revenue and expenses .......      (3,254,730)      (4,824,120)      (6,512,092)      (9,597,149)
                                                 -------------    -------------    -------------    -------------

Net loss .....................................      (1,674,719)      (3,213,043)      (4,494,778)      (7,455,515)

Accumulated losses, beginning of period ......    (166,124,442)    (152,403,848)    (163,304,383)    (148,161,376)
                                                 -------------    -------------    -------------    -------------

Accumulated losses, end of period ............   $(167,799,161)   $(155,616,891)   $(167,799,161)   $(155,616,891)
                                                 =============    =============    =============    =============

Net loss allocated to General Partners (1.51%)   $     (25,288)   $     (48,517)   $     (67,871)   $    (112,578)
                                                 =============    =============    =============    =============

Net loss allocated to Initial and Special
  Limited Partners (1.49%) ...................   $     (24,953)   $     (47,874)   $     (66,972)   $    (111,087)
                                                 =============    =============    =============    =============

Net loss allocated to Additional Limited
  Partners (97%) .............................   $  (1,624,478)   $  (3,116,652)   $  (4,359,935)   $  (7,231,850)
                                                 =============    =============    =============    =============

Net loss per unit of Additional Limited
  Partner Interest based on 73,500 units
  outstanding ................................   $      (22.10)   $      (42.40)   $      (59.32)   $      (98.39)
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

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 1.           FINANCIAL STATEMENTS
                  --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                   For the six months ended
                                                                                           June 30,
                                                                                -----------------------------
                                                                                    2000            1999
                                                                                -------------   -------------
Cash flows from operating activities:
  Net loss ..................................................................   $ (4,494,778)   $ (7,455,515)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of income from partnerships .......................................     (2,017,314)     (2,141,634)
    Amortization of discount on purchase money notes ........................         42,968       3,600,645
    Amortization of deferred costs ..........................................         23,623          25,550

    Changes in assets and liabilities:
      (Increase) decrease in other assets ...................................         (1,369)         58,378
      Increase in accrued interest payable ..................................      6,232,662       5,842,382
      Payment of purchase money note interest ...............................       (601,721)       (420,836)
      Decrease in accounts payable and accrued expenses .....................        (58,013)        (16,975)
                                                                                ------------    ------------
        Net cash used in operating activities ...............................       (873,942)       (508,005)
                                                                                ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ................................      1,092,057         979,691
                                                                                ------------    ------------

Cash flows from financing activities:
  Payment of purchase money note principal ..................................        (50,000)           --
                                                                                ------------    ------------

Net increase in cash and cash equivalents ...................................        168,115         471,686

Cash and cash equivalents, beginning of period ..............................      7,607,687      10,765,753
                                                                                ------------    ------------

Cash and cash equivalents, end of period ....................................   $  7,775,802    $ 11,237,439
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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)



1.       BASIS OF PRESENTATION

         In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of June 30, 2000, and the results of its operations for the three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the interim periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.       Due on investments in partnerships
         ----------------------------------

         The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $39,360,081 plus aggregate accrued interest of $113,247,434 as of June 30, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $1,370,000 matured on July 27, 1994 and was paid off, at a discount, in July 2000. A purchase money note in the principal amount of $1,330,000 matured on August 31, 1997 and was extended to January 3, 2000, but has not been paid or further extended. Purchase money notes in the aggregate principal amounts of $2,035,000 and $434,000 matured on July 1, 1999 and July 31, 1999, respectively, and have not been paid or extended. A purchase money note in the principal amount of $434,000 matured on July 31, 1999, and has been extended to July 31, 2004. A purchase money note in the principal amount of $2,301,310 matured on July 31, 1999, and was paid in full on July 30, 1999. Purchase money notes in the aggregate principal amount of $2,355,000 matured on August 1, 1999 and have been extended to January 4, 2001. A purchase money note in the original principal amount of $3,732,081 matured on August 31, 1999, was partially paid down, and was extended to August 31, 2004. Purchase money notes in

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

the aggregate principal amount of $9,570,000 matured during August and September, 1999, and have not been paid or extended. A purchase money note in the original principal amount of $740,000 matured on August 1, 1999, and has been extended to January 2001. A purchase money note in the principal amount of $1,400,000 matured on October 1, 1999 and has been extended to January 4, 2001. Purchase money notes in the aggregate principal amount of $10,795,000 matured during the fourth quarter of 1999, and have not been paid or extended. Purchase money notes in the principal amounts of $1,500,000 and $1,350,000 were due to mature on September 27, 1999 and October 31, 1999, respectively, and were extended to September 27, 2002 and April 30, 2001, respectively. A purchase money note in the principal amount of $2,165,000 matured on April 30, 2000, but has not been paid or extended. The remaining purchase money note in the principal amount of $500,000 matures October 1, 2025.

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

         The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through June 30, 2001, and which remain unpaid or unextended as of August 11, 2000. Excluded from the following chart are purchase money notes which matured through June 30, 2000, and which have been paid off, cancelled, or extended on or before August 11, 2000.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)

2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                                                                 Carrying Amount
                                                                       Aggregate                 of Partnership's
                                             Aggregate                  Accrued                   Investments in
                   Number of                 Principal                  Interest                 and Advances to
    Purchase      Underlying                  Balance                   Balance                  Underlying Local
   Money Note        Local       Percentage  as of June   Percentage   as of June   Percentage   Partnerships as    Percentage
 (PMN) Maturity   Partnerships    of Total    30, 2000     of Total     30, 2000     of Total    of June 30, 2000    of Total
----------------  ------------   ----------  -----------  ----------  ------------  ----------   ----------------   ----------
3rd Quarter 1994        1              3%    $ 1,370,000         4%   $  6,859,328        6%        $ 1,303,318           4%
3rd Quarter 1999       10             28%     12,039,000        31%     28,169,380       25%         12,673,534          38%
4th Quarter 1999        8             23%     10,795,000        27%     29,190,715       26%          5,911,464          18%
1st Quarter 2000        1              3%      1,330,000         3%      3,790,132        3%            916,440           3%
2nd Quarter 2000        1              3%      2,165,000         6%     12,795,792       11%          2,704,694           8%
1st Quarter 2001        4             11%      4,445,000        11%     12,470,292       11%          4,587,931          14%
2nd Quarter 2001        1              3%      1,350,000         3%      5,867,212        5%            513,697           1%
                     ----          -----     -----------     -----    ------------    -----         -----------       -----
Total through
  6/30/2001            26             74%    $33,494,000        85%   $ 99,142,851       87%        $28,611,078 (1)      86%
                     ====          =====     ===========     =====    ============    =====         ===========       =====

Total, Local
  Partnerships         35            100%    $39,360,081       100%   $113,247,434      100%        $33,361,982 (1)     100%
                     ====          =====     ===========     =====    ============    =====         ===========       =====


(1) Includes $2,381,700 for two partnerships reported as investment in partnerships held for sale on the consolidated balance sheet at June 30, 2000, and $879,749 for one partnership reported as partnership interest held in escrow on the consolidated balance sheet at June 30, 2000.

         The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, upon maturity of the purchase money notes, in the event that the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 35 Local Partnerships in which the Partnership is invested as of June 30, 2000, the 26 Local Partnerships with associated purchase money notes which mature

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

through June 30, 2001 and which remain unpaid or unextended as of August 11, 2000, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately immediately preceding two calendar years.



                                            Percentage of Total         Partnership's Share of
                                           Distributions Received            Income from
             For the Year Ending           from Local Partnerships        Local Partnerships
             -------------------           -----------------------      ----------------------
             December 31, 1999                      55%                       $  995,085
             December 31, 1998                      59%                       $1,130,370


         Interest expense on the Partnership's purchase money notes for the three and six months ended June 30, 2000 was $3,116,849 and $6,275,630, respectively, and $4,746,745 and $9,443,027 for the three and six months ended June 30, 1999, respectively. Amortization of discount on purchase money notes increased interest expense during the three and six months ended June 30, 2000 by $0 and $42,968, respectively, and by $1,800,322 and $3,600,645 for the three and six months ended June 30, 1999, respectively. The accrued interest payable on the purchase money notes of $113,247,434 and $107,616,493 as of June 30, 2000 and December 31, 1999, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                Cannonsburg House, Char House, and Liberty Tower
                ------------------------------------------------

         The Partnership defaulted on its six purchase money notes related to Cannonsburg Housing Associates Limited Partnership (Cannonsburg House), Char House Highrise Association Limited Partnership (Char House), and Liberty Tower Associates Limited Partnership (Liberty Tower) on December 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $4,510,000 and $12,951,810, respectively. As of August 11, 2000, aggregate principal and accrued interest of $4,510,000 and $14,150,827, respectively, were due. The Partnership continues to negotiate to extend the maturity date of the purchase money notes for up to five years. There is no assurance that an extension will be obtained.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                   Cedar Point
                                   -----------

         The Partnership defaulted on its purchase money note related to Southwest Development Company (Cedar Point) on August 30, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $2,460,115, respectively. As of August 11, 2000, principal and accrued interest of $1,320,000 and $2,631,890, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note for five years. There is no assurance that an extension will be obtained.

                                 Chippewa County
                                 ---------------

         The Partnership defaulted on its purchase money note related to Chippewa County Housing Partners (Chippewa County) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $860,000 and $2,297,462, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for a non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. The noteholders have agreed to accept a discounted payoff of the note provided that such payment is made during the agreed period of forbearance. There is no assurance that the Partnership will be able to timely pay the agreed upon discounted payoff on the note and thus retain its interest in Chippewa County.

                                 Cottonwood Park
                                 ---------------

         The Partnership defaulted on its purchase money note related to Shawnee Heights Limited Partnership (Cottonwood Park) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $975,000 and $2,576,421, respectively. As of August 11, 2000, principal and accrued interest of $975,000 and $2,912,477, respectively, were due. In May 2000, the noteholders filed suit to foreclose on the Partnership's interest in Cottonwood Park. However, the parties are negotiating the terms of a forbearance agreement, which allows the Partnership to pursue a possible sale of the property prior to January 31, 2001. If the property is not sold, or if the purchase money note is not otherwise paid prior to that date, the noteholders may file a confessed judgment and thereby take title to the Partnership's interest in Cottonwood Park. There is no assurance that a forbearance, extension or sale will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)



2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Crescent Gardens
                                ----------------

         The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made a payment to the noteholder to be applied against accrued but unpaid interest. The agreement extends the maturity date to July 31, 2004, requires semi-annual interest payments and reduces the interest rate of the First Crescent Note. The Partnership has not been contacted by the holders of the other note (the Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of August 11, 2000, principal and accrued interest of $434,000 and $1,948,396, respectively, were due on the Second Crescent Note.

                                De Angelis Manor
                                ----------------

         The Partnership defaulted on its purchase money note related to Natick Associates (De Angelis Manor) on July 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,015,000 and $2,670,689, respectively. As of August 11, 2000, principal and accrued interest of $1,015,000 and $3,049,175, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note, or to pay it off at a discount. Currently, a local limited partner (a not-for-profit entity) is preparing an offer to purchase the property. There is no assurance that an extension or a discounted payoff of the purchase money note will be obtained, or that a sale of the property will occur.

                                Glenridge Gardens
                                -----------------

         The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,928,809, respectively. As of August 11, 2000, principal and accrued interest of $740,000 and $2,183,255, respectively, were due. On June 16, 2000, the Partnership and noteholder agreed to extend the maturity date of the purchase money note to January, 2001 in exchange for a payment which was applied to the purchase money note principal balance.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                              Harborview Apartments
                              ---------------------

         The Partnership defaulted on its purchase money notes related to Harborview Apartments Associates Limited Partnership (Harborview Apartments) on August 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $3,000,000 and $5,342,321, respectively. As of August 11, 2000, principal and accrued interest of $3,000,000 and $5,764,714, respectively, were due. The Partnership is currently negotiating an extension of the maturity date or a discounted payoff of the purchase money notes. There is no assurance that an extension or a discounted payoff will occur.

                                Highland Village
                                ----------------

         The Partnership defaulted on its purchase money notes related to Highland Village Associates (Highland Village) on October 31, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,100,000 and $4,123,565, respectively. As of August 11, 2000, principal and accrued interest of $1,100,000 and $4,569,118, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money notes for five years, although the noteholders would retain the right to accelerate the notes on six months' notice. In connection with the proposed extension of the maturity date, the local managing general partner and the noteholders are jointly exploring various options to refinance with the Massachusetts Housing Finance Agency (MHFA) the HUD Section 236 interest rate subsidized mortgage loan related to this property. The Partnership and its affiliated general partner will have no voting rights to approve any sale, refinancing or other restructuring. There is no assurance that an extension will be obtained, or that refinancing of the mortgage loan will occur.

                                 Holiday Village
                                 ---------------

         The Partnership defaulted on its purchase money note related to Holiday Village Apartments (Holiday Village) on July 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. The Managing General Partner and the noteholder reached an agreement on a discounted payoff of the note in connection with, and contingent upon, the sale of the property agreed to by the Local Partnership and an unrelated third party. On July 21, 2000, Holiday Village was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the purchase money note related to Holiday Village.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

The sale of Holiday Village resulted in gain on disposition of investments in partnerships of $3,464,340 and in extraordinary gain from extinguishment of debt of $3,969,834 for financial statement purposes in 2000, and a total gain of $8,677,698 for federal tax purposes in 2000.

         Due to the sale of the property related to the Partnership's investment in Holiday Village, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $1,562,844 as of December 31, 1999, has been reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheets at June 30, 2000 and December 31, 1999.

                                Hometown Village
                                ----------------

         The Partnership defaulted on its purchase money note related to Hometown Villages Limited Partnership (Hometown Village) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,495,000 and $5,010,398, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for a non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. The noteholders have agreed to accept a discounted payoff of the note provided that such payment is made during the agreed period of forbearance. There is no assurance that the Partnership will be able to timely pay the agreed upon discounted payoff on the note and thus retain its interest in Hometown Village.

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

                             June 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                   Matthew XXV
                                   -----------

         The Partnership defaulted on its purchase money note related to Diakonia Associates (Matthew XXV) on July 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,020,000 and $2,695,752, respectively. As of August 11, 2000, principal and accrued interest of $1,020,000 and $3,076,862, respectively, were due. The Partnership is currently negotiating to extend the maturity date or to pay off the purchase money note at a discount. Currently, a local limited partner (a not-for-profit entity) is preparing an offer to purchase the property. There is no assurance that an extension or a discounted payoff of the purchase money note will be obtained, or that a sale of the property will occur.

                               Pilgrim Tower East
                               ------------------

         The Partnership defaulted on its purchase money note related to Pilgrim Tower East Associates Limited Partnership (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of August 11, 2000, principal and accrued interest of $1,650,000 and $2,871,616, respectively, were due. The Partnership is currently negotiating with the noteholder to extend the maturity date of the purchase money note for five years in exchange for a partial payment. There is no assurance that an extension will be obtained.

                               Pilgrim Tower North
                               -------------------

         The Partnership defaulted on its purchase money note related to Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) on April 30, 2000 when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $12,480,569, respectively. As of August 11, 2000, principal and accrued interest of $2,165,000 and $13,012,831, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note for five years, in exchange for a partial payment. There is no assurance that an extension will be obtained.

                                 Redden Gardens
                                 --------------

         The Partnership defaulted on its purchase money note related to Redden Development Company (Redden Gardens) on August 31, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $1,330,000 and $2,783,593, respectively. The noteholders extended the maturity date of the purchase money note to

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)

2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

January 3, 2000, at which time the Partnership again defaulted on the purchase money note. As of August 11, 2000, principal and accrued interest of $1,330,000 and $3,840,747, respectively, were due. In connection with the extension, the Partnership placed in escrow documents transferring its interest in Redden Gardens to the noteholders, to be released to the noteholders upon a future default by the Partnership on the purchase money note. As of August 11, 2000, the noteholders had not exercised their right to have the escrowed documents released to them. The uncertainty about the continued ownership of the Partnership's interest in the related Local Partnership does not adversely impact the Partnership's financial condition, as discussed above.

         Due to the possible transfer of the Partnership's interest in the Local Partnership to the noteholders, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $928,160 as of December 31, 1999, has been reclassified to partnership interest held in escrow in the accompanying consolidated balance sheets at June 30, 2000 and December 31, 1999.

                                 Riverview Manor
                                 ---------------

         The Partnership defaulted on its purchase money notes related to Riverview Manor Company Limited Partnership (Riverview Manor) on September 30, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $740,000 and $1,853,014, respectively. As of August 11, 2000, principal and accrued interest of $740,000 and $1,973,837, respectively, were due. The Partnership is currently negotiating with the noteholders to extend the maturity date of the purchase money notes for up to five years, in conjunction with the possible sale or refinancing of the underlying property. There is no assurance that an extension will be obtained, or that a sale or refinancing will occur.

                                 Scoville Center
                                 ---------------

         The Partnership defaulted on its purchase money notes related to Beloit Housing Partners (Scoville Center) on October 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,400,000 and $2,123,397, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for a non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. The noteholders have agreed to accept a discounted payoff of the note provided that such payment is made during the agreed period of forbearance. There is no assurance that the Partnership will be able to timely pay the agreed upon discounted payoff on the note and thus retain its interest in Scoville Center.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)

2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Thornwood House
                                 ---------------

         The Partnership defaulted on its purchase money notes related to Thornwood House Associates (Thornwood House) on August 30, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,775,000 and $3,218,691, respectively. As of August 11, 2000, principal and accrued interest of $1,775,000 and $3,447,458, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money notes for five years. There is no assurance that an extension will be obtained.

                               Tradewinds Terrace
                               ------------------

         The Partnership defaulted on its purchase money note related to Tradewinds West LDHA Limited Partnership (Tradewinds Terrace) on December 3, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $925,000 and $1,228,429, respectively. As of August 11, 2000, principal and accrued interest of $925,000 and $1,285,766, respectively, were due. The Partnership is negotiating with the noteholder to extend the maturity date of the purchase money note, and has received a proposed workout arrangement from the noteholder. There is no assurance that an extension will be obtained.

                                   Valley View
                                   -----------

         The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $920,000 and $1,788,829, respectively. As of August 11, 2000, principal and accrued interest of $920,000 and $1,909,904, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of August 11, 2000. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by January 2001. There is no assurance that any settlement will be finalized.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Wellington Woods
                                ----------------

         The Partnership defaulted on its purchase money note related to Clarkson Associates of Wellington Woods Limited Partnership (Wellington Woods) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $485,000 and $2,169,679, respectively. As of August 11, 2000, principal and accrued interest of $485,000 and $2,392,753, respectively, were due. The Partnership is negotiating with the noteholder to extend the maturity date of the purchase money note for five years, in exchange for a partial payment. There is no assurance that an extension will be obtained.

                                Westport Village
                                ----------------

         The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of August 11, 2000, principal and accrued interest of $840,000 and $1,725,395, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of August 11, 2000. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by early January 2001. There is no assurance that any settlement will be finalized.

                                 Wollaston Manor
                                 ---------------

         The Partnership defaulted on its purchase money notes related to Wollaston Manor Associates (Wollaston Manor) on October 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,125,000 and $4,111,380, respectively. As of August 11, 2000, principal and accrued interest of $2,125,000 and $4,291,475, respectively, were due. The Partnership is currently negotiating a discounted payoff of the purchase money notes in conjunction with a possible sale of the property. A contract for the sale of the property was signed in January 2000, contingent upon, among other things, a satisfactory agreement with the noteholders regarding the purchase money

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

note and the approval of the Partnership. There is no assurance that a sale of the property and a settlement with the noteholders will occur.

         Due to the impending and likely sale of the property related to the Partnership's investment in Wollaston Manor, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $913,360 as of December 31, 1999, has been reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheets at June 30, 2000 and December 31, 1999.

b.       Advances to Local Partnerships
         ------------------------------

                               Lakes of Northdale
                               ------------------

         To cover operating deficits incurred in prior years by Lakes of Northdale, the Partnership advanced funds totaling $54,500 as of both June 30, 2000 and December 31, 1999. No advances have been made to Lakes of Northdale since September 1989. These non-interest bearing advances are payable from cash flow of Lakes of Northdale after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. For financial reporting purposes, these advances have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

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

d.       Summarized financial information
         --------------------------------

         Combined statements of operations for the 35 Local Partnerships in which the Partnership was invested as of both June 30, 2000 and 1999, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)

2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  For the three months ended  For the six months ended
                                           June 30,                   June 30,
                                  -------------------------- --------------------------
                                      2000          1999          2000         1999
                                  -----------   -----------  -----------   ------------
Revenue:
  Rental revenue ..............   $ 8,656,906   $ 8,327,245   $17,355,882   $16,801,927
  Other, principally interest .       503,931       589,609     1,090,709     1,183,058
                                  -----------   -----------   -----------   -----------
     Total revenue ............     9,160,837     8,916,854    18,446,591    17,984,985
                                  -----------   -----------   -----------   -----------

Expenses:
  Operating and other .........     4,591,661     4,236,034    10,319,535     9,712,749
  Interest ....................     1,398,022     1,456,534     2,796,045     2,913,069
  Depreciation and amortization     1,847,340     1,816,622     3,694,678     3,633,247
                                  -----------   -----------   -----------   -----------
     Total expenses ...........     7,837,023     7,509,190    16,810,258    16,259,065
                                  -----------   -----------   -----------   -----------
Net income ....................   $ 1,323,814   $ 1,407,664   $ 1,636,333   $ 1,725,920
                                  ===========   ===========   ===========   ===========


         As of June 30, 2000 and 1999, the Partnership's share of cumulative losses of six and nine of the 35 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $12,662,790 and $12,593,564, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


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

                             June 30, 2000 and 1999

                                   (Unaudited)

3.       AFFORDABLE HOUSING LEGISLATION - Continued

         Mark-to-Market implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. Each affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This may involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan will be converted to a non-performing but accruing (soft) second mortgage loan.

         Seven properties in which the Partnership is invested may be affected by the Mark-to-Market program, since they have Section 8 HAP contracts which have already expired or which will expire in 2000. It is expected that five of the properties will renew their Section 8 HAP contracts for one year. One property renewed its Section 8 HAP contract in 2000 for a four-year term. One property did not renew its Section 8 HAP contract for six units when it expired in June 1999. Properties with expiring Section 8 HAP contract rents greater than 100% of fair market rents in the area where each property is located may be affected immediately by the legislation. All seven properties have related purchase money notes which have matured, as discussed in Note 2.a.

         The Section 8 HAP contracts for the following properties initially expired during the government's fiscal year 1998 or 1999 or will expire during 2000, and have been renewed as indicated.


                                                             Units                    Original                  Renewed
                                                        Authorized for              Expiration of             Expiration of
                                Number of              Rental Assistance              Section 8                 Section 8
   Property                    Rental Units             Under Section 8             HAP Contract              HAP Contract
   --------                    ------------            -----------------            -------------             -------------
   Cottonwood Park                 126                         6                       06/30/98               06/30/99 (1)
   Glenridge Gardens               120                        24                       05/31/99               05/31/00 (2)
   Harborview                      300                       299                       06/01/00 (2)
   Pilgrim Tower North             258                       205                       10/31/98               02/28/04 (3)
   Redden Gardens                  150                        30                       09/30/98               09/01/00 (2)
   Tradewinds Terrace              122                        44                       09/30/98               09/30/00 (2)
   Wellington Woods                109                        73                       10/19/99               10/19/00 (2)
                                  ----                       ---
       Total                      1185                       681
                                  ====                       ===


(1) The Section 8 HAP contract was not renewed at the election of the Managing General Partner.

(2) The Managing General Partner expects that these Section 8 HAP Contracts will be renewed for one year upon expiration.

(3) To be renewed annually beginning 2/28/00 through 2/28/04 subject to appropriations. (Renewed through 2/28/01.)

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)


3.       AFFORDABLE HOUSING LEGISLATION - Continued

         With the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in and advances to Local Partnerships at this time. As of June 30, 2000, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2000 was $6,427,731.

         There is a new HUD-sponsored program generally referred to as "Mark-up-to-Market." Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below- market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

         In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to- Market program will receive increased cash flow as the limited dividend will be increased in an amount equal to the increase in gross revenues.


4.       RELATED PARTY TRANSACTIONS

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in managing the Partnership. The Partnership paid $66,682 and $137,224 for the three and six month periods ended June 30, 2000, respectively, and $53,006 and $91,375 for the three and six month periods ended June 30, 1999, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (the Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 and $187,500 for each of the three and six month periods ended June 30, 2000 and 1999, respectively.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999

                                   (Unaudited)

4.       RELATED PARTY TRANSACTIONS - Continued

         The Managing General Partner and/or its affiliates may receive a fee of not more than 2% of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the three and six month periods ended June 30, 2000 or 1999.

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

         Mark-to-Market implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. Each affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This may involve reducing the first mortgage loan balance to an amount supportable by the property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan will be converted to a non-performing but accruing (soft) second mortgage loan.

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS - Continued
                       -----------------------------------

         Seven properties in which the Partnership is invested may be affected by the Mark-to-Market program, since they have Section 8 HAP contracts which have already expired or which will expire in 2000. It is expected that five of the properties will renew their Section 8 HAP contracts for one year. One property renewed its Section 8 HAP contract in 2000 for a four-year term. One property did not renew its Section 8 HAP contract for six units when it expired in June 1999. Properties with expiring Section 8 HAP contract rents greater than 100% of fair market rents in the area where each property is located may be affected immediately by the legislation. All seven properties have related purchase money notes which have matured, as discussed in Note 2.a.

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

         There is a new HUD-sponsored program generally referred to as "Mark-up-to-Market." Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below- market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

         In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to- Market program will receive increased cash flow as the limited dividend will be increased in an amount equal to the increase in gross revenues.

         The Managing General Partner is considering new strategies to deal with the ever changing environment of affordable housing policy. The Section 236 and
Section 221(d)(3) mortgage loans may be eligible for pre- payment in their 18th year or later. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently there are few lenders that will provide financing either to prepay existing mortgage loans of these types or provide additional funds to allow a property to convert to market-rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS - Continued
                       -----------------------------------

Partnerships to develop strategies that make economic sense for all parties involved.

                          Financial Condition/Liquidity
                          -----------------------------

         The Partnership's liquidity, with unrestricted cash resources of $7,775,802 as of June 30, 2000, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 11, 2000, $50,400 of cash resources were restricted for future interest payments on one of the purchase money notes. As of August 11, 2000, there were no material commitments for capital expenditures.

         The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $39,360,081 plus aggregate accrued interest of $113,247,434 as of June 30, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $1,370,000 matured on July 27, 1994 and was paid off, at a discount, in July 2000. A purchase money note in the principal amount of $1,330,000 matured on August 31, 1997 and was extended to January 3, 2000, but has not been paid or further extended. Purchase money notes in the aggregate principal amounts of $2,035,000 and $434,000 matured on July 1, 1999 and July 31, 1999, respectively, and have not been paid or extended. A purchase money note in the principal amount of $434,000 matured on July 31, 1999, and has been extended to July 31, 2004. A purchase money note in the principal amount of $2,301,310 matured on July 31, 1999, and was paid in full on July 30, 1999. Purchase money notes in the aggregate principal amount of $2,355,000 matured on August 1, 1999 and have been extended to January 4, 2001. A purchase money note in the original principal amount of $3,732,081 matured on August 31, 1999, was partially paid down, and was extended to August 31, 2004. Purchase money notes in the aggregate principal amount of $9,570,000 matured during August and September, 1999, and have not been paid or extended. A purchase money note in the original principal amount of $740,000 matured on August 1, 1999, and has been extended to January 2001. A purchase money note in the principal amount of $1,400,000 matured on October 1, 1999 and has been extended to January 4, 2001. Purchase money notes in the aggregate principal amount of $10,795,000 matured during the fourth quarter of 1999, and have not been paid or extended. Purchase money notes in the principal amounts of $1,500,000 and $1,350,000 were due to mature on September 27, 1999 and October 31, 1999, respectively, and were extended to September 27, 2002 and April 30, 2001, respectively. A purchase money note in the principal amount of $2,165,000 matured on April 30, 2000, but has not been paid or extended. The remaining purchase money note in the principal amount of $500,000 matures October 1, 2025. See the notes to the consolidated financial statements for additional information concerning these purchase money notes.

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

         The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through June 30, 2001, and which remain unpaid or unextended as of August 11, 2000. Excluded from the following chart are purchase money notes which matured through June 30, 2000, and which have been paid off, cancelled, or extended on or before August 11, 2000.


                                                                                                 Carrying Amount
                                                                       Aggregate                 of Partnership's
                                             Aggregate                  Accrued                   Investments in
                   Number of                 Principal                  Interest                 and Advances to
    Purchase      Underlying                  Balance                   Balance                  Underlying Local
   Money Note        Local       Percentage  as of June   Percentage   as of June   Percentage   Partnerships as    Percentage
 (PMN) Maturity   Partnerships    of Total    30, 2000     of Total     30, 2000     of Total    of June 30, 2000    of Total
----------------  ------------   ----------  -----------  ----------  ------------  ----------   ----------------   ----------
3rd Quarter 1994        1              3%    $ 1,370,000         4%   $  6,859,328        6%        $ 1,303,318           4%
3rd Quarter 1999       10             28%     12,039,000        31%     28,169,380       25%         12,673,534          38%
4th Quarter 1999        8             23%     10,795,000        27%     29,190,715       26%          5,911,464          18%
1st Quarter 2000        1              3%      1,330,000         3%      3,790,132        3%            916,440           3%
2nd Quarter 2000        1              3%      2,165,000         6%     12,795,792       11%          2,704,694           8%
1st Quarter 2001        4             11%      4,445,000        11%     12,470,292       11%          4,587,931          14%
2nd Quarter 2001        1              3%      1,350,000         3%      5,867,212        5%            513,697           1%
                     ----          -----     -----------     -----    ------------    -----         -----------       -----
Total through
  6/30/2001            26             74%    $33,494,000        85%   $ 99,142,851       87%        $28,611,078 (1)      86%
                     ====          =====     ===========     =====    ============    =====         ===========       =====
Total, Local
  Partnerships         35            100%    $39,360,081       100%   $113,247,434      100%        $33,361,982 (1)     100%
                     ====          =====     ===========     =====    ============    =====         ===========       =====

PART I.           FINANCIAL INFORMATION
                  ---------------------
ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS - Continued
                       -----------------------------------


(1) Includes $2,381,700 for two partnerships reported as investment in partnerships held for sale on the consolidated balance sheet at June 30, 2000, and $879,749 for one partnership reported as partnership interest held in escrow on the consolidated balance sheet at June 30, 2000.

         The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, upon maturity of the purchase money notes, in the event that the purchase money notes remain unpaid, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 35 Local Partnerships in which the Partnership is invested as of June 30, 2000, the 26 Local Partnerships with associated purchase money notes which mature through June 30, 2001 and which remain unpaid or unextended as of August 11, 2000, represent the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately immediately preceding two calendar years.


                                            Percentage of Total         Partnership's Share of
                                           Distributions Received            Income from
             For the Year Ending           from Local Partnerships        Local Partnerships
             -------------------           -----------------------      ----------------------
             December 31, 1999                      55%                       $  995,085
             December 31, 1998                      59%                       $1.130,370


         The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month periods ended June 30, 2000 and 1999, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and

PART II.          OTHER INFORMATION
                  -----------------
ITEM 5.           OTHER INFORMATION - Continued
                  -----------------


cash equivalents increased during the six month period ended June 30, 2000, as the receipt of distributions from partnerships was in excess of net cash used in operating and financing activities.

                              Results of Operations
                              ---------------------

         The Partnership's net loss for the three and six month periods ended June 30, 2000 decreased from the corresponding periods in 1999 primarily due to decreases in interest expense related to decreases in amortization of discount on purchase money notes. Offsetting the decreases in the Partnership's net loss were decreases in share of income from partnerships generally due to increased operating expenses at six properties partially offset by increases in operating income at four properties, decreases in interest income due to lower cash and cash equivalent balances in the 2000 periods, increases in general and administrative expenses related to higher reimbursed payroll costs and appraisal fees, and higher professional fees related to litigation at three properties.

         For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2000 did not include losses of $181,168 and $358,909, respectively, compared to excluded losses of $217,945 and $435,888 for the three and six month periods ended June 30, 1999, respectively.

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


ITEM 5.           OTHER INFORMATION
                  -----------------

         The Managing General Partner has reason to believe that in April 2000, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase up to 4.9% of the outstanding units of additional limited partnership interest (Units) in the Partnership at a price of $40 per Unit. Peachtree is unaffiliated with the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit. There

PART II.          OTHER INFORMATION
                  -----------------
ITEM 5.           OTHER INFORMATION - Continued
                  -----------------


is no established market for the purchase and sale of Units in the Partnership, although various informal secondary market services exist in addition to the tender offer by Peachtree. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units in the Partnership.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

         a.       None

         b. No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 2000.

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

                       CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                       -----------------------------------------------
                       (Registrant)

                       by: C.R.I., Inc.
                           -------------------------------------------
                           Managing General Partner



August 11, 2000            by: /s/ Michael J. Tuszka
---------------                ---------------------------------------
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