Form 10QSB
period 2000-09-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2000-11-13
CIK 740371

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------



                                   FORM 10-QSB


                               ------------------



           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                               ------------------



                         Commission file number 0-13523

                 CAPITAL REALTY INVESTOR-IV LIMITED PARTNERSHIP
             Organized pursuant to the Laws of the State of Maryland

                               ------------------



        Internal Revenue Service - Employer Identification No. 52-1328767

                 11200 Rockville Pike, Rockville, Maryland 20852

                                 (301) 468-9200

                               ------------------





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|          No  |_|

The total number of shares of the registrant's Common Stock, outstanding on September 30, 2000, is not applicable.





--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000





                                                                           PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - September 30, 2000 and December 31, 1999.....................   1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three and nine months ended
             September 30, 2000 and 1999.................................    2

         Consolidated Statements of Cash Flows
           - for the nine months ended September 30, 2000 and 1999........   3

         Notes to Consolidated Financial Statements
           - September 30, 2000 and 1999..................................   4

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations...............  19


PART II - OTHER INFORMATION

Item 3.  Defaults upon Senior Securities..................................  24

Item 5.  Other Information................................................  24

Item 6.  Exhibits and Reports on Form 8-K.................................  24

Signature       ..........................................................  25

Exhibit Index   ..........................................................  26

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                                      September 30,     December 31,
                                                                                          2000             1999
                                                                                      -------------    ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  30,944,509    $  29,175,280
Investment in partnerships held for sale ..........................................       1,142,974        2,476,204
Partnership interest held in escrow ...............................................            --            928,160
Cash and cash equivalents .........................................................       8,385,348        7,607,687
Restricted cash equivalents .......................................................          50,400           50,400
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $390,265 and $371,870, respectively ..........         590,789          609,184
Property purchase costs, net of accumulated amortization
  of $365,747 and $348,713, respectively ..........................................         542,931          559,966
Other assets ......................................................................           2,749             --
                                                                                      -------------    -------------

      Total assets ................................................................   $  41,659,700    $  41,406,881
                                                                                      =============    =============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  36,660,081    $  39,367,113
Accrued interest payable ..........................................................     105,466,954      107,616,493
Accounts payable and accrued expenses .............................................         136,268          175,592
                                                                                      -------------    -------------

      Total liabilities ...........................................................     142,263,303      147,159,198
                                                                                      -------------    -------------


Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................      (8,388,540)      (8,388,540)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (158,155,669)    (163,304,383)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................    (100,603,603)    (105,752,317)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  41,659,700    $  41,406,881
                                                                                      =============    =============

                          The accompanying notes are an
                       integral part of these consolidated
                              financial statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                      For the three months ended       For the nine months ended
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                   -------------------------------   ------------------------------
                                                        2000              1999           2000              1999
                                                   -------------    -------------    -------------    -------------
Share of income from partnerships ..............   $     923,885    $     721,950    $   2,941,199    $   2,863,584
                                                   -------------    -------------    -------------    -------------


Other revenue and  expenses:

  Revenue:
    Interest and other income ..................         127,442          117,877          344,596          365,079
                                                   -------------    -------------    -------------    -------------

  Expenses:
    Interest ...................................       2,912,502        4,081,283        9,188,132       13,524,310
    Management fee .............................          93,750           93,750          281,250          281,250
    General and administrative .................          73,512           58,156          229,736          193,299
    Professional fees ..........................          42,108           27,373          128,378           80,504
    Amortization of deferred costs .............          11,811           12,881           35,433           38,431
                                                   -------------    -------------    -------------    -------------

                                                       3,133,683        4,273,443        9,862,929       14,117,794
                                                   -------------    -------------    -------------    -------------

      Total other revenue and expenses .........      (3,006,241)      (4,155,566)      (9,518,333)     (13,752,715)
                                                   -------------    -------------    -------------    -------------

Loss before a gain on disposition
  of investment in partnership .................      (2,082,356)      (3,433,616)      (6,577,134)     (10,889,131)

Gain on disposition of investment in partnership       3,520,913             --          3,520,913             --
                                                   -------------    -------------    -------------    -------------

Income (loss) before extraordinary gain
  from extinguishment of debt ..................       1,438,557       (3,433,616)      (3,056,221)     (10,889,131)

Extraordinary gain from extinguishment of debt .       8,204,935             --          8,204,935             --
                                                   -------------    -------------    -------------    -------------

Net income (loss) ..............................       9,643,492       (3,433,616)       5,148,714      (10,889,131)

Accumulated losses, beginning of period ........    (167,799,161)    (155,616,891)    (163,304,383)    (148,161,376)
                                                   -------------    -------------    -------------    -------------

Accumulated losses, end of period ..............   $(158,155,669)   $(159,050,507)   $(158,155,669)   $(159,050,507)
                                                   =============    =============    =============    =============


Net income (loss) allocated to
  General Partners (1.51%) .....................   $     145,617    $     (51,848)   $      77,745    $    (164,426)
                                                   =============    =============    =============    =============


Net income (loss) allocated to Initial
  and Special Limited Partners (1.49%) .........   $     143,688    $     (51,161)   $      76,716    $    (162,248)
                                                   =============    =============    =============    =============


Net income (loss) allocated
  to Additional Limited Partners (97%) .........   $   9,354,187    $  (3,330,607)   $   4,994,253    $ (10,562,457)
                                                   =============    =============    =============    =============


Net income (loss) per unit of Additional Limited
  Partner Interest based on 73,500 units
  outstanding ..................................   $      127.27    $      (45.31)   $       67.95    $     (143.71)
                                                   =============    =============    =============    =============

                          The accompanying notes are an
                       integral part of these consolidated
                              financial statements.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                     For the nine months ended
                                                                                            SEPTEMBER 30,
                                                                                   -----------------------------
                                                                                       2000            1999
                                                                                   ------------    ------------
Cash flows from operating activities:
  Net income (loss) ............................................................   $  5,148,714    $(10,889,131)

  Adjustments  to  reconcile  net  income  (loss) to net cash used in  operating activities:
    Share of income from partnerships ..........................................     (2,941,199)     (2,863,584)
    Amortization of discount on purchase money notes ...........................         42,968       4,748,888
    Amortization of deferred costs .............................................         35,433          38,431
    Gain on disposition of investment in partnership ...........................     (3,520,913)           --
    Extraordinary gain from extinguishment of debt .............................     (8,204,935)           --

    Changes in assets and liabilities:
      (Increase) decrease in other assets ......................................         (2,749)         58,378
      Increase in accrued interest payable .....................................      9,145,164       8,774,819
      Payment of purchase money note interest ..................................       (828,570)       (533,400)
      (Decrease) increase in accounts payable and accrued expenses .............        (39,324)         15,439
                                                                                   ------------    ------------

        Net cash used in operating activities ..................................     (1,165,411)       (650,160)
                                                                                   ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ...................................      1,161,926       1,088,307
  Proceeds from disposition of investment in partnership .......................        831,146            --
                                                                                   ------------    ------------

        Net cash provided by investing activities ..............................      1,993,072       1,088,307
                                                                                   ------------    ------------

Cash flows from financing activities:
  Payment of purchase money note principal .....................................        (50,000)     (2,301,310)
                                                                                   ------------    ------------

Net increase (decrease) in cash and cash equivalents ...........................        777,661      (1,863,163)

Cash and cash equivalents, beginning of period .................................      7,607,687      10,765,753
                                                                                   ------------    ------------

Cash and cash equivalents, end of period .......................................   $  8,385,348    $  8,902,590
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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)



1.       BASIS OF PRESENTATION

         In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of September 30, 2000, and the results of its operations for the three and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the interim periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

         The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 1999.


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.       DUE ON INVESTMENTS IN PARTNERSHIPS AND ACCRUED INTEREST PAYABLE
         ---------------------------------------------------------------

         The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $36,660,081 plus aggregate accrued interest of $105,466,954 as of September 30, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $1,370,000 matured on July 27, 1994 and was paid off, at a discount, in July 2000. A purchase money note in the principal amount of $1,330,000 matured on August 31, 1997, was extended to January 3, 2000, and the related partnership interest was transferred to the noteholders in September 2000. Purchase money notes in the aggregate principal amounts of $2,035,000 and $434,000 matured on July 1, 1999 and July 31, 1999, respectively, and have not been paid or extended. A purchase money note in the principal amount of $434,000 matured on July 31, 1999, and has been extended to July 31, 2004. A purchase money note in the principal amount of $2,301,310 matured on July 31, 1999, and was paid in full on July 30, 1999. Purchase money notes in the aggregate principal amount of $2,355,000 matured on August 1, 1999 and have been extended to January 4, 2001. A purchase money note in the original principal amount of $3,732,081 matured on August 31, 1999, was partially paid down, and was extended to August 31, 2004. Purchase money notes in the aggregate principal amount of $8,250,000 matured during August and September, 1999, and have not been paid or extended. A purchase money note in the original principal amount of $740,000 matured on August 1, 1999, and has been extended to January 2001. A purchase money note in the principal amount of $1,320,000 matured on August 30, 1999 and has been extended to August 30, 2004. A purchase money note in the principal amount of $1,400,000 matured on October 1, 1999 and has been extended to January 4, 2001. Purchase money notes in the aggregate principal

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

amount of $10,795,000 matured during the fourth quarter of 1999, and have not been paid or extended. Purchase money notes in the principal amounts of $1,500,000 and $1,350,000 were due to mature on September 27, 1999 and October 31, 1999, respectively, and were extended to September 27, 2002 and April 30, 2001, respectively. A purchase money note in the principal amount of $2,165,000 matured on April 30, 2000, but has not been paid or extended. The remaining purchase money note, in the principal amount of $500,000, matures October 1, 2025.

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

         The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through September 30, 2001, and which remain unpaid or unextended as of November 13, 2000. Excluded from the following chart are purchase money notes which matured through September 30, 2000, and which have been paid off, cancelled, or extended on or before November 13, 2000.

                                                                         Aggregate                 Carrying Amount
                                               Aggregate                  Accrued                  of Partnership's
                                               Principal                  Interest                 Investments in
                   Number of                    Balance                   Balance                  and Advances to
   Purchase        Underlying                    as of                     as of                   Underlying Local
  Money Note         Local       Percentage    September    Percentage   September    Percentage   Partnerships as of    Percentage
(PMN) MATURITY    PARTNERSHIPS    OF TOTAL      30, 2000     OF TOTAL     30, 2000     OF TOTAL    SEPTEMBER 30, 2000     OF TOTAL
--------------    ------------   ----------    -----------  ---------    ----------   ----------   ------------------    ----------
3rd Quarter 1999        9             27%      $10,719,000        29%    $ 25,101,010      24%        $11,333,658             35%
4th Quarter 1999        8             24%       10,795,000        29%      29,982,373      28%          6,367,403             20%
2nd Quarter 2000        1              3%        2,165,000         6%      13,273,794      12%          2,806,708              9%
1st Quarter 2001        4             12%        4,445,000        12%      12,563,560      12%          4,662,482             15%
2nd Quarter 2001        1              3%        1,350,000         4%       6,054,076       6%            458,858              1%
                     ----          -----       -----------     -----     ------------   -----         -----------          -----

Total through
 9/30/2001             23             69%      $29,474,000        80%    $ 86,974,813      82%        $25,629,109 (1)         80%
                     ====          =====       ===========     =====     ============   =====         ===========          =====

Total, Local
  Partnerships         33            100%      $36,660,081       100%    $105,466,954     100%        $32,043,457 (1)        100%
                     ====          =====       ===========     =====     ============   =====         ===========          =====


(1) Includes $1,098,948 for the partnership reported as investment in partnership held for sale on the consolidated balance sheet at September 30, 2000.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

         The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 33 Local Partnerships in which the Partnership is invested as of September 30, 2000, the 23 Local Partnerships with associated purchase money notes which mature through September 30, 2001 and which remain unpaid or unextended as of November 13, 2000, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                          Percentage of Total         Partnership's Share of
                        Distributions Received            Income from
 FOR THE YEAR ENDING    FROM LOCAL PARTNERSHIPS        LOCAL PARTNERSHIPS
 -------------------    -----------------------      ----------------------

 December 31, 1999               48%                       $  665,255
 December 31, 1998               53%                       $1,043,309


         The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

         Interest expense on the Partnership's purchase money notes for the three and nine months ended September 30, 2000 was $2,912,502 and $9,188,132, respectively, and $4,081,283 and $13,524,310 for the three and nine months ended September 30, 1999, respectively. Amortization of discount on purchase money notes increased interest expense during the three and nine months ended September 30, 2000 by $0 and $42,968, respectively, and by $1,148,243 and $4,748,888 for the three and nine months ended September 30, 1999, respectively. The accrued interest payable on the purchase money notes of $105,466,954 and $107,616,493 as of September 30, 2000 and December 31, 1999, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                  ASBURY TOWER

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

                 CANONSBURG HOUSE, CHAR HOUSE, AND LIBERTY TOWER

         The Partnership defaulted on its six purchase money notes related to Canonsburg Housing Associates Limited Partnership (Canonsburg House), Char House Highrise Association Limited Partnership (Char House), and Liberty Tower Associates Limited Partnership (Liberty Tower) on December 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $4,510,000 and $12,951,810, respectively. As of November 13, 2000, aggregate principal and accrued interest of $4,510,000 and $14,572,469, respectively, were due. The Partnership continues to try to negotiate to extend the maturity date of the purchase money notes for up to five years. However, on September 8, 2000, the Partnership received service of three suits by the noteholder of one of the notes with respect to each of the three partnerships for foreclosure on the Partnership's interests. The Partnership filed its answers on October 24, 2000. Hearings will likely be scheduled in early 2001. No action has been taken to date by the holders of the three smaller purchase money notes. There is no assurance that an extension will be obtained, or that the Partnership will be able to retain its interest in these three properties.

                                   CEDAR POINT

         The Partnership defaulted on its purchase money note related to Southwest Development Company (Cedar Point) on August 30, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $2,460,115, respectively. In September 2000, the Partnership and noteholder agreed to extend the maturity date of the purchase money note to August 30, 2004, in exchange for a partial payment of purchase money note interest.

                                 CHIPPEWA COUNTY

         The Partnership defaulted on its purchase money note related to Chippewa County Housing Partners (Chippewa County) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $860,000 and $2,297,462, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for a further non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. The noteholders have agreed to accept a discounted payoff of the note provided that such payment is made during the forbearance period. There is no assurance that the Partnership will be able to pay the agreed discounted amount in a timely manner and thus retain its interest in Chippewa County

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 COTTONWOOD PARK

         The Partnership defaulted on its purchase money note related to Shawnee Heights Limited Partnership (Cottonwood Park) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $975,000 and $2,576,421, respectively. As of November 13, 2000, principal and accrued interest of $975,000 and $2,997,644, respectively, were due. In May 2000, the noteholders filed suit to foreclose on the Partnership's interest in Cottonwood Park. However, the parties negotiated a forbearance agreement, which allows for a possible sale of the property prior to January 31, 2001. If the property is not sold, or if the purchase money note is not otherwise paid prior to that date, the noteholders may file a confessed judgment and thereby take title to the Partnership's interest in Cottonwood Park. There is no assurance that a sale or other purchase money note payoff will occur.

                                CRESCENT GARDENS

         The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extends the maturity date for up to July 31, 2004, subject to semi-annual interest payments and reduces the interest rate of the First Crescent Note. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of November 13, 2000, principal and accrued interest of $434,000 and $971,365, respectively, were due on the Second Crescent Note.

                                DE ANGELIS MANOR

         The Partnership defaulted on its purchase money notes related to Natick Associates (De Angelis Manor) on July 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,015,000 and $2,670,689, respectively. As of November 13, 2000, aggregate principal and accrued interest of $1,015,000 and $3,138,213, respectively, were due. The Partnership is currently negotiating a discounted payoff of the purchase money notes in conjunction with a possible sale of the property. An affiliate of the local limited partner (a not-for-profit entity) has offered to purchase the property and has drafted a contract to be signed contingent upon, among other things, a satisfactory agreement with the noteholders regarding the purchase money notes and the approval of the Partnership. There is no assurance that a discounted payoff of the purchase money notes will be obtained, or that a sale of the property will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                GLENRIDGE GARDENS

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

                              HARBORVIEW APARTMENTS

         The Partnership defaulted on its purchase money notes related to Harborview Apartments Associates Limited Partnership (Harborview Apartments) on August 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $3,000,000 and $5,342,321, respectively. As of November 13, 2000, aggregate principal and accrued interest of $3,000,000 and $5,870,195, respectively, were due. The Partnership is currently negotiating a five year extension of the maturity date and has reached an agreement in principle which is being documented. There is no assurance that an extension will be obtained.

                                HIGHLAND VILLAGE

         The Partnership defaulted on its purchase money notes related to Highland Village Associates (Highland Village) on October 31, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,100,000 and $4,123,565, respectively. As of November 13, 2000, principal and accrued interest of $1,100,000 and $4,719,176, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money notes for five years, although the noteholders would retain the right to accelerate the notes on six months' notice. In connection with the proposed extension of the maturity date, the local managing general partner and the noteholders are jointly exploring various options to refinance with the Massachusetts Housing Finance Agency (MHFA) the HUD Section 236 interest rate subsidized mortgage loan related to this property. The Partnership and its affiliated general partner will likely not retain any consent rights to approve any sale, refinancing or other restructuring. There is no assurance that an extension will be obtained, or that refinancing of the mortgage loan will occur.

                                 HOLIDAY VILLAGE

         The Partnership defaulted on its purchase money note related to Holiday Village Apartments (Holiday Village) on July 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. The Managing General Partner and the noteholder reached an agreement on a discounted payoff of the note in connection with, and contingent upon, the sale of the property agreed to by the Local Partnership and an unrelated third party. On July 21, 2000, Holiday Village was sold. Proceeds received by the Partnership from the sale of the property were used

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

to pay off, at a discount, the purchase money note related to Holiday Village. The sale of Holiday Village resulted in gain on disposition of investments in partnerships of $3,520,913 and in extraordinary gain from extinguishment of debt of $3,969,834 for financial statement purposes in 2000, and a total gain of $8,677,698 for federal tax purposes in 2000.

         Due to the sale of the property related to the Partnership's investment in Holiday Village, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $1,562,844 as of December 31, 1999, was reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at December 31, 1999.

                                HOMETOWN VILLAGE

         The Partnership defaulted on its purchase money note related to Hometown Villages Limited Partnership (Hometown Village) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,495,000 and $5,010,398, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for a further non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. The noteholders have agreed to accept a discounted payoff of the note provided that such payment is made during the forbearance period. There is no assurance that the Partnership will be able to pay the agreed discounted amount in a timely fashion and thus retain its interest in Hometown Village.

                                JEWISH FEDERATION

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

                           September 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                               LAKES OF NORTHDALE

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

                                   MATTHEW XXV

         The Partnership defaulted on its purchase money notes related to Diakonia Associates (Matthew XXV) on July 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,020,000 and $2,695,752, respectively. As of November 13, 2000, aggregate principal and accrued interest of $1,020,000 and $3,166,616, respectively, were due. The Partnership is currently negotiating a discounted payoff of the purchase money notes in conjunction with a possible sale of the property. An affiliate of the local limited partner (a not-for-profit entity), has offered to purchase the property and has drafted a contract to be signed contingent upon, among other things, a satisfactory agreement with the noteholders regarding the purchase money notes and the approval of the Partnership. There is no assurance that a discounted payoff of the purchase money notes will be obtained, or that a sale of the property will occur.

                               PILGRIM TOWER EAST

         The Partnership defaulted on its purchase money note related to Pilgrim Tower East Associates Limited Partnership (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of November 13, 2000, principal and accrued interest of $1,650,000 and $2,925,239, respectively, were due. The Partnership is currently negotiating with the noteholder to extend the maturity date of the purchase money note for five years in exchange for a partial payment. There is no assurance that an extension will be obtained.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                               PILGRIM TOWER NORTH

         The Partnership defaulted on its purchase money note related to Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) on April 30, 2000 when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $12,480,569, respectively. As of November 13, 2000, principal and accrued interest of $2,165,000 and $13,498,584, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note for five years, in exchange for a partial payment. There is no assurance that an extension will be obtained.

                                 REDDEN GARDENS

         The Partnership defaulted on its purchase money note related to Redden Development Company (Redden Gardens) on August 31, 1997 when the note matured and was not paid. The default amount included principal and accrued interest of $1,330,000 and $2,783,593, respectively. The noteholders extended the maturity date of the purchase money note to January 3, 2000, at which time the Partnership again defaulted on the purchase money note. In connection with the extension, the Partnership had placed in escrow documents transferring its interest in Redden Gardens to the noteholders, to be released to the noteholders upon a future default by the Partnership on the purchase money note. On September 12, 2000, the noteholders exercised their right to have the escrowed documents released to them.

         The transfer of Redden Gardens to the noteholders resulted in an extraordinary gain from extinguishment of debt of $4,235,101 for financial statement purposes in 2000, and a total gain of $6,222,475 for federal tax purposes in 2000.

         Due to  the  transfer  of  the  Partnership's  interest  in  the  Local
Partnership to the noteholders, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $928,160 as of December 31, 1999, was reclassified to partnership interest held in escrow in the accompanying consolidated balance sheets at December 31, 1999.

                                 RIVERVIEW MANOR

         The Partnership defaulted on its purchase money notes related to Riverview Manor Company Limited Partnership (Riverview Manor) on September 30, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $740,000 and $1,853,014, respectively. As of November 13, 2000, aggregate principal and accrued interest of $740,000 and $2,002,050, respectively, were due. The Partnership is currently negotiating with the noteholders for a discounted payoff of the purchase money notes. There is no assurance that a discounted payoff of the purchase money notes will be obtained.

                                 SCOVILLE CENTER

     The Partnership defaulted on its purchase money notes related to Beloit Housing Partners (Scoville Center) on October 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,400,000 and $2,123,397, respectively. In

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for a further non- refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. The noteholders have agreed to accept a discounted payoff of the note provided that such payment is made during the forbearance period. There is no assurance that the Partnership will be able to pay the agreed discounted amount in a timely fashion and thus retain its interest in Scoville Center.

                                 THORNWOOD HOUSE

         The Partnership defaulted on its purchase money notes related to Thornwood House Associates (Thornwood House) on August 30, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,775,000 and $3,218,691, respectively. As of November 13, 2000, aggregate principal and accrued interest of $1,775,000 and $3,509,370, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money notes for five years. There is no assurance that an extension will be obtained.

                               TRADEWINDS TERRACE

         The Partnership defaulted on its purchase money note related to Tradewinds West LDHA Limited Partnership (Tradewinds Terrace) on December 3, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $925,000 and $1,228,429, respectively. As of November 13, 2000, principal and accrued interest of $925,000 and $1,307,147, respectively, were due. The Partnership is negotiating to sell the property and simultaneously pay off the purchase money note at a discount. There is no assurance that a sale of the property or a discounted payoff of the purchase money note will occur.

                                   VALLEY VIEW

         The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $920,000 and $1,788,829, respectively. As of November 13, 2000, principal and accrued interest of $920,000 and $1,942,385, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of November 13, 2000. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by January 2001. There is no assurance that any settlement will be finalized, or that the Partnership will be able to retain its interest in Valley View.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                WELLINGTON WOODS

         The Partnership defaulted on its purchase money notes related to Clarkson Associates of Wellington Woods Limited Partnership (Wellington Woods) on December 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $485,000 and $2,169,679, respectively. As of November 13, 2000, aggregate principal and accrued interest of $485,000 and $2,475,376, respectively, were due. The Partnership had been negotiating with the noteholders to extend the maturity date of the purchase money note for five years, in exchange for a partial payment. However, one of the noteholders has sued for foreclosure. The Partnership has not answered the lawsuit, pending the plaintiff's response to its proposal to assign its interest in Wellington Woods to the plaintiff in January 2001. There is no assurance that an extension will be obtained, or that the Partnership will be able to retain its interest in Wellington Woods.

                                WESTPORT VILLAGE

         The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of November 13, 2000, principal and accrued interest of $840,000 and $1,755,270, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of November 13, 2000. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by early January 2001. There is no assurance that any settlement will be finalized, or that the Partnership will be able to retain its interest in Westport Village.

                                 WOLLASTON MANOR

         The Partnership defaulted on its purchase money notes related to Wollaston Manor Associates (Wollaston Manor) on October 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,125,000 and $4,111,380, respectively. As of November 13, 2000, principal and accrued interest of $2,125,000 and $4,367,050, respectively, were due. Recently, the Partnership negotiated a discounted payoff of the purchase money notes in conjunction with a possible sale of the property and the documents are being circulated for execution. A contract for the sale of the property was signed in January 2000, and closing is anticipated in December 2000. There is no assurance that a sale of the property and a discounted payoff of the purchase money the notes will occur.

         Due to the impending and likely sale of the property related to the Partnership's investment in Wollaston Manor, the Partnership's basis in the Local Partnership, along with net unamortized

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

acquisition fees and property purchase costs, which totaled $913,360 as of December 31, 1999, has been reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheets at September 30, 2000 and December 31, 1999.

b.       ADVANCES TO LOCAL PARTNERSHIPS

                               LAKES OF NORTHDALE

         To cover operating deficits incurred in prior years by Lakes of Northdale, the Partnership advanced funds totaling $54,500 as of both September 30, 2000 and December 31, 1999. No advances have been made to Lakes of Northdale since September 1989. These non-interest bearing advances are payable from cash flow of Lakes of Northdale after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. For financial reporting purposes, these advances have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

c.       PROPERTY MATTERS

                                  GARDEN COURT

         On December 31, 1998, the local managing general partner of Garden Court Associates Limited Partnership (Garden Court) sold the property. The net proceeds to the Partnership were received on March 2, 1999.

d.       SUMMARIZED FINANCIAL INFORMATION

         Combined statements of operations for the 33 and 35 Local Partnerships in which the Partnership was invested as of September 30, 2000 and 1999, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                  For the three months ended   For the nine months ended
                                         SEPTEMBER 30,                SEPTEMBER 30,
                                  -------------------------   -------------------------
                                     2000          1999           2000          1999
                                  -----------   -----------   -----------   -----------
Revenue:
  Rental ......................   $ 8,403,416   $ 8,920,685   $25,759,298   $25,722,612
  Other, principally interest .       621,833       614,005     1,712,542     1,797,063
                                  -----------   -----------   -----------   -----------

    Total revenue .............     9,025,249     9,534,690    27,471,840    27,519,675
                                  -----------   -----------   -----------   -----------


Expenses:
  Operating and other .........     4,981,606     5,849,348    15,301,141    15,562,097
  Interest ....................     1,391,699     1,456,525     4,187,744     4,369,594
  Depreciation and amortization     1,812,348     1,816,618     5,507,026     5,449,865
                                  -----------   -----------   -----------   -----------

    Total expenses ............     8,185,653     9,122,491    24,995,911    25,381,556
                                  -----------   -----------   -----------   -----------

Net income ....................   $   839,596   $   412,199   $ 2,475,929   $ 2,138,119
                                  ===========   ===========   ===========   ===========


         As of September 30, 2000 and 1999, the Partnership's share of cumulative losses to date for six and nine, respectively, of the 33 and 35 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $12,736,850 and $12,811,509, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


3.       AFFORDABLE HOUSING LEGISLATION - Continued

         Two properties in which the Partnership is invested may be affected by the Mark-to-Market program, since they have Section 8 HAP contracts which have already expired or which will expire in 2000. One property renewed its Section 8 HAP contracts for one year. The other property did not renew its Section 8 HAP contract for six units when it expired in June 1999. Properties with expiring
Section 8 HAP contract rents greater than 100% of fair market rents in the area where each property is located may be affected immediately by the legislation. Both properties have related purchase money notes which have matured, as discussed in Note 2.a. hereof.

         The Section 8 HAP contracts for the following properties initially expired during the government's fiscal year 1998 or 1999; one has been renewed as indicated, while the other has not been renewed. This schedule does not include Section 8 HAP contracts with extensions which expire beyond 2001.

                                      Units          Original        Renewed
                                  Authorized for   Expiration of   Expiration of
                  Number of     Rental Assistance    Section 8       Section 8
PROPERTY         RENTAL UNITS    UNDER SECTION 8   HAP CONTRACT    HAP CONTRACT
--------         ------------   -----------------  -------------   -------------

Cottonwood Park      126                6             06/30/98     06/30/99 (1)
Glenridge Gardens    120               24             05/31/99     05/31/01 (2)
                    ----             ----

    Total            246               30
                    ====             ====


     (1) The Section 8 HAP contract was not renewed at the election of the Managing General Partner.
     (2) The Section 8 HAP contract was renewed for another one year term.


         With the uncertainty of continued project-based Section 8 subsidies for properties with expiring HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in and advances to Local Partnerships at this time. As of September 30, 2000, the carrying amount of the Partnership's investments in and advances to Local Partnerships included in the above table was $3,824.

         There is a new HUD-sponsored program generally referred to as "Mark-up-to-Market." Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999

                                   (Unaudited)


3.       AFFORDABLE HOUSING LEGISLATION - Continued

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


4.       RELATED PARTY TRANSACTIONS

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $54,885 and $192,109 for the three and nine month periods ended September 30, 2000, respectively, and $36,389 and $127,764 for the three and nine month periods ended September 30, 1999, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

         In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 and $281,250 for each of the three and nine month periods ended September 30, 2000 and 1999, respectively.

         The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the three and nine month periods ended September 30, 2000 or 1999.

PART I.           FINANCIAL INFORMATION
Item 2.           Management's Discussion and Analysis
                      of Financial Condition and Results of Operations

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

         Two properties in which the Partnership is invested may be affected by the Mark-to-Market program, since they have Section 8 HAP contracts which have already expired or which will expire in 2000. One property renewed its Section 8 HAP contracts for one year. The other property did not renew its Section 8 HAP contract for six units when it expired in June 1999. Properties with expiring
Section 8 HAP contract rents greater than 100% of fair market rents in the area where each property is located may be affected immediately by the legislation. Both properties have related purchase money notes which have matured, as discussed in Note 2.a to the consolidated financial statements.

         In many instances, the Mark-to-Market rental rate restructuring may require the write down of an FHA-insured mortgage loan, which would trigger cancellation of indebtedness income to the partners, a taxable event, even though no actual cash is received. Additionally, if the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created

PART I.           FINANCIAL INFORMATION
Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results of Operations - Continued


second mortgage loan will accrue interest at a below-market rate; however, the Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest will not generate additional ordinary income. Each property subject to Mark-to-Market will be affected in a different manner. It is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time.

         There is a new HUD-sponsored program generally referred to as "Mark-up-to-Market." Under this program, properties with expiring Section 8 contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD determined Interest Subsidy Adjustment Factor. The purpose of this program is to incentivize owners of properties with expiring Section 8 contracts not to convert these properties to market rate housing.

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

                          FINANCIAL CONDITION/LIQUIDITY

         The Partnership's liquidity, with unrestricted cash resources of $8,385,348 as of September 30, 2000, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 13, 2000, $50,400 of cash resources were restricted for future interest payments on one of the purchase money notes. As of November 13, 2000, there were no material commitments for capital expenditures.

         The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $36,660,081 plus aggregate accrued interest of $105,466,954 as of September 30, 2000, are payable in full upon the earliest of: (1) sale or refinancing of the respective Local Partnership's rental property; (2) payment in full of the respective Local Partnership's permanent loan; or (3) maturity. A purchase money note in the principal amount of $1,370,000 matured on July 27, 1994 and was paid off, at a discount, in July 2000. A purchase money note in the principal amount of $1,330,000 matured on August 31, 1997, was extended to January 3, 2000, and the related partnership interest was transferred to the noteholders in September 2000. Purchase money notes in the aggregate principal amounts of $2,035,000 and $434,000 matured on July 1, 1999 and July 31, 1999, respectively, and have not been paid or extended. A purchase money note in the principal amount of $434,000 matured on July 31, 1999, and has been extended to July 31, 2004. A purchase money note in the principal amount of $2,301,310 matured on July 31, 1999, and was paid in full on July 30, 1999. Purchase money notes in the aggregate principal amount of

PART I.           FINANCIAL INFORMATION
Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results of Operations - Continued


$2,355,000 matured on August 1, 1999 and have been extended to January 4, 2001. A purchase money note in the original principal amount of $3,732,081 matured on August 31, 1999, was partially paid down, and was extended to August 31, 2004. Purchase money notes in the aggregate principal amount of $8,250,000 matured during August and September, 1999, and have not been paid or extended. A purchase money note in the original principal amount of $740,000 matured on August 1, 1999, and has been extended to January 2001. A purchase money note in the principal amount of $1,320,000 matured on August 30, 1999 and has been extended to August 30, 2004. A purchase money note in the principal amount of $1,400,000 matured on October 1, 1999 and has been extended to January 4, 2001. Purchase money notes in the aggregate principal amount of $10,795,000 matured during the fourth quarter of 1999, and have not been paid or extended. Purchase money notes in the principal amounts of $1,500,000 and $1,350,000 were due to mature on September 27, 1999 and October 31, 1999, respectively, and were extended to September 27, 2002 and April 30, 2001, respectively. A purchase money note in the principal amount of $2,165,000 matured on April 30, 2000, but has not been paid or extended. The remaining purchase money note, in the principal amount of $500,000, matures October 1, 2025. See the notes to the consolidated financial statements for additional information concerning these purchase money notes.

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

         The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through September 30, 2001, and which remain unpaid or unextended as of November 13, 2000. Excluded from the following chart are purchase money notes which matured through September 30, 2000, and which have been paid off, cancelled, or extended on or before November 13, 2000.

PART I.           FINANCIAL INFORMATION
Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results of Operations - Continued


                                                                         Aggregate                 Carrying Amount
                                               Aggregate                  Accrued                  of Partnership's
                                               Principal                  Interest                 Investments in
                   Number of                    Balance                   Balance                  and Advances to
   Purchase        Underlying                    as of                     as of                   Underlying Local
  Money Note         Local       Percentage    September    Percentage   September    Percentage   Partnerships as of    Percentage
(PMN) MATURITY    PARTNERSHIPS    OF TOTAL      30, 2000     OF TOTAL     30, 2000     OF TOTAL    SEPTEMBER 30, 2000     OF TOTAL
--------------    ------------   ----------    -----------  ---------    ----------   ----------   ------------------    ----------
3rd Quarter 1999        9             27%      $10,719,000        29%    $ 25,101,010      24%        $11,333,658             35%
4th Quarter 1999        8             24%       10,795,000        29%      29,982,373      28%          6,367,403             20%
2nd Quarter 2000        1              3%        2,165,000         6%      13,273,794      12%          2,806,708              9%
1st Quarter 2001        4             12%        4,445,000        12%      12,563,560      12%          4,662,482             15%
2nd Quarter 2001        1              3%        1,350,000         4%       6,054,076       6%            458,858              1%
                     ----          -----       -----------     -----     ------------   -----         -----------          -----

Total through
 9/30/2001             23             69%      $29,474,000        80%    $ 86,974,813      82%        $25,629,109 (1)         80%
                     ====          =====       ===========     =====     ============   =====         ===========          =====

Total, Local
  Partnerships         33            100%      $36,660,081       100%    $105,466,954     100%        $32,043,457 (1)        100%
                     ====          =====       ===========     =====     ============   =====         ===========          =====



(1) Includes $1,098,948 for the partnership reported as investment in partnership held for sale on the consolidated balance sheet at September 30, 2000.

         The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 33 Local Partnerships in which the Partnership is invested as of September 30, 2000, the 23 Local Partnerships with associated purchase money notes which mature through September 30, 2001 and which remain unpaid or unextended as of November 13, 2000, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.


                         Percentage of Total         Partnership's Share of
                        Distributions Received            Income from
FOR THE YEAR ENDING     FROM LOCAL PARTNERSHIPS        LOCAL PARTNERSHIPS
-------------------     -----------------------      ----------------------

December 31, 1999                48%                       $  665,255
December 31, 1998                53%                       $1,043,309

PART I.           FINANCIAL INFORMATION
Item 2.           Management's Discussion and Analysis
                    of Financial Condition and Results of Operations - Continued


         The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month periods ended September 30, 2000 and 1999, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents increased during the nine month period ended September 30, 2000, as the receipt of distributions from partnership and proceeds from disposition of investment in partnerships were in excess of net cash used in operating and financing activities.

                              RESULTS OF OPERATIONS

         The Partnership recognized net income for the three month period ended September 30, 2000, as compared to net loss during the corresponding period in 1999 primarily due to gain on disposition of investment in partnership and extraordinary gain from extinguishment of debt related to the sale of Holiday Village Apartments (Holiday Village) in July 2000, and the transfer of the Partnership's interest in Redden Development Company (Redden Gardens) in September 2000, as discussed in the notes to the consolidated financial statements. Contributing to net income was an increase in share of income from partnerships generally due to higher operating income at two properties and a decrease in operating expenses at three properties, partially offset by a decrease in rental income at one property and increased operating expenses at another. Also contributing to net income were a decrease in interest expense due to lower discount accretion on purchase money notes, and an increase in interest income. Offsetting the increase in the Partnership's net income were an increase in general and administrative expenses related to higher reimbursed payroll costs and appraisal fees, and higher professional fees related to litigation at three properties.

         The Partnership recognized net income for the nine month period ended September 30, 2000, as compared to net loss during the corresponding period in 1999, primarily due to gain on disposition of investment in partnership and extraordinary gain from extinguishment of debt, as discussed above and in the notes to the consolidated financial statements. Contributing to the increase in net income were a decrease in interest expense, also as discussed above, and an increase in share of income generally due to an increase in operating income at two properties and a decrease in operating expenses at three properties, partially offset by a decrease in rental income at two properties, an increase of operating expense at two properties and an increase in interest and depreciation expense at two properties. Offsetting the increase in the Partnership's net income were a decrease in interest income due to lower cash and cash equivalent balances in 2000, and higher general and administrative expenses and an increase in professional fees, both as discussed above.

         For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2000 did not include losses of $182,773 and $541,682, respectively, compared to excluded losses of $217,945 and $653,833 for the three and nine month periods ended September 30, 1999, respectively.

         No other significant changes in the Partnership's operations have taken place during this period.

PART II. OTHER INFORMATION
Item 3.  Defaults upon Senior Securities

         See  Note  2.a.  of the  notes  to  consolidated  financial  statements
contained  in  Part  I,  Item  1,  hereof,   for   information   concerning  the
Partnership's defaults on certain purchase money notes.


Item 5.  Other Information

                  The Managing General Partner has reason to believe that in April 2000, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase up to 4.9% of the outstanding units of additional limited partnership interest (Units) in the Partnership at a price of $40 per Unit. The offer expired in May 2000. Peachtree is unaffiliated with the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit. There is no established market for the purchase and sale of Units in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units in the Partnership.


Item 6.   Exhibits and Reports on Form 8-k

          a.   None

          b. No Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 2000.

         All other items are not applicable.

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CAPITAL REALTY INVESTORS-IV LIMITED
                               PARTNERSHIP
                           -----------------------------------------------------
                           (Registrant)

                           by:    C.R.I., INC.
                                  ----------------------------------------------
                                  Managing General Partner




NOVEMBER 13, 2000                 by:    /S/ MICHAEL J. TUSZKA
-----------------                        ---------------------------------------
DATE                                     Michael J. Tuszka
                                             Vice President
                                             and Chief Accounting Officer
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)

                                  EXHIBIT INDEX



EXHIBIT                                               METHOD OF FILING
-------                                        ------------------------------

27               Financial Data Schedule       Filed herewith electronically