Form 10KSB
period 2000-12-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2001-03-30
CIK 740371

--------------------------------------------------------------------------------


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------



                                   FORM 10-KSB


                               ------------------



                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000


                               ------------------



                         Commission file number 0-13523

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
             Organized pursuant to the Laws of the State of Maryland


                               ------------------



        Internal Revenue Service - Employer Identification No. 52-1328767

                 11200 Rockville Pike, Rockville, Maryland 20852

                                 (301) 468-9200


                               ------------------



               Securities registered pursuant to Section 12(g) of
                                    the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $3,154,305.

The units of limited partnership interest of the registrant are not traded in any market. Therefore, the units of limited partnership interest had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                        2000 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS




                                                                           PAGE

                                PART I

Item 1.  Business........................................................   I-1
Item 2.  Properties......................................................   I-7
Item 3.  Legal Proceedings...............................................   I-7
Item 4.  Submission of Matters to a Vote of Security Holders.............   I-8


                                PART II

Item 5.  Market for the Registrant's Partnership Interests
           and Related Partnership Matters ..............................  II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  II-3
Item 7.  Financial Statements............................................  II-9
Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure........................  II-9


                               PART III

Item 9.  Directors and Executive Officers of the Registrant.............. III-1
Item 10. Executive Compensation.......................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management   III-2
Item 12. Certain Relationships and Related Transactions.................. III-3
Item 13. Exhibits and Reports on Form 8-K................................ III-3

Signatures................................................................III-5

Financial Statements......................................................III-8

                                     PART I


ITEM 1. BUSINESS
        --------

     Capital Realty Investors-IV Limited Partnership (the Partnership) is a limited partnership formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983. On June 13, 1984, the Partnership commenced offering 75,000 units of limited partnership interest through a public offering managed by Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Partnership closed the offering on August 31, 1984, when 73,500 units of limited partnership interest became fully subscribed.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in 47 Local Partnerships. As of December 31, 2000, the Partnership held investments in 32 Local Partnerships. Each of these Local Partnerships owns and operates a federal or state government-assisted apartment complex which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex. The original objectives of these investments, not necessarily in order of importance, were to:

         (i)      preserve and protect the Partnership's capital;
         (ii) provide, during the early years of the Partnership's operations, current tax benefits to the partners in the form of tax losses which the partners may use to offset income from other sources;
         (iii) provide capital appreciation through increases in the value of the Partnership's investments and increased equity through periodic payments on the indebtedness on the apartment complexes; and
         (iv) provide cash distributions from sale or refinancing of the Partnership's investments and, on a limited basis, from rental operations.

See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership has invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or subsidies, and, in general remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnership retain responsibility for developing, constructing, maintaining, operating and managing the projects. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner.

     As a result of its investment in Local Partnerships, the Partnership is the principal limited partner in 29 of these Local Partnerships. As a limited partner, the Partnership's legal liability for obligations of the Local Partnership is limited to its investment. In three Local Partnerships which are general partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships. In most cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the 32 Local Partnerships and the three intermediary partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

                                     PART I

        --------

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

                                     PART I

        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2000, follows.



                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)


                                                                                                   Units          Expiration
                           Mortgage                                                            Authorized for         of
 Name and Location        Payable at          Financed and/or Insured           Number of       Rental Asst.       Section 8
OF APARTMENT COMPLEX     12/31/00 (2)         AND/OR SUBSIDIZED UNDER          RENTAL UNITS     UNDER SEC. 8      HAP CONTRACT
--------------------     ------------      -----------------------------       ------------    -------------      -------------
Asbury Tower             $ 6,503,111       New Jersey Housing and                    350              139           01/01/02
 Asbury Park, NJ                            Mortgage Finance Agency
                                            (NJHMFA)/236

Campbell Terrace           8,748,755       Illinois Housing Development              249              249           05/31/15
 Chicago, IL                                Authority (IHDA)

Canonsburg House           2,251,362       Pennsylvania Housing Finance              104              104           01/31/18
 Canonsburg, PA                             Agency (PHFA)

Cedar Point                2,193,111       IHDA/236                                  160                0              --
 Springfield, IL

Char House                 2,398,992       PHFA                                      104              104           06/30/19
 Charleroi, PA

Chippewa County            1,539,975       Wisconsin Housing and Economic            109              109           07/14/17
 Chippewa Falls, WI                         Development Authority (WHEDA)

Clearfield Hills II        1,441,093       Conventional Mortgage                      76                0              --
 Clearfield, UT

Cottonwood Park            1,536,022       U. S. Department of Housing and           126                6           06/30/99 (5)
 Shawnee Mission, KS                        Urban Development (HUD)/236

Crescent Gardens           1,607,563       GMAC/Federal Housing Administration       100              100           06/30/01 (4)
 Wilson, NC                                 (FHA)

De Angelis Manor             705,552       Rhode Island Housing and                   96               94           11/30/08
 West Warwick, RI                           Mortgage Finance Corporation
                                            (RIHMFC)

Fairway Park Apts.         7,169,686       IHDA                                      210               42           06/30/04
 Naperville, IL

Glenridge Gardens          2,056,921       HUD/236                                   120               24           05/01/01 (4)
 Augusta, ME

Hale Ohana                 1,471,512       USDA-Rural Development                     30                0              --
 Koloa, Kauai, HI                           (USDA-RD)/515

Harborview                 4,257,402       HUD/101                                   300              299           06/01/05
 St. Croix,
 U.S. Virgin Islands

Highland Village           1,369,276       Massachusetts Housing Finance             111               58           06/05/12
 Ware, MA                                   Agency (MHFA)/236

Hometown Villages          1,241,834       WHEDA                                     178              178           06/01/05
 Various cities, WI


                                   (continued)

                                     PART I

        --------


                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued


                                                                                                   Units           Expiration
                           Mortgage                                                            Authorized for         of
 Name and Location        Payable at          Financed and/or Insured           Number of       Rental Asst.       Section 8
OF APARTMENT COMPLEX     12/31/00 (2)         AND/OR SUBSIDIZED UNDER          RENTAL UNITS     UNDER SEC. 8      HAP CONTRACT
--------------------     ------------      -----------------------------       ------------    -------------      -------------
Jewish Federation        $ 3,749,620       NJHMFA/236                               144               144           11/28/18
 Cherry Hill, NJ

Lakes of Northdale         9,610,000       Florida Housing Finance                  216                 0              --
 Tampa, FL                                  Authority

Liberty Tower              2,019,736       PHFA                                     104               104           12/10/10
 California, PA

Madison Square             3,701,161       Michigan State Housing Devel-            133               133           06/30/04
 Grand Rapids, MI                           opment Authority

Mary Allen West Tower      2,185,000       City of Galesburg                        154               153           03/01/09
 Galesburg, IL

Matthew XXV                  700,534       RIHMFC                                    95                95           06/18/03
 Warwick, RI

Northridge Park            5,160,015       California Housing Finance               104                 0              --
 Salinas, CA                                Agency (CHFA)

Pilgrim Tower East         5,279,798       CHFA                                     158               158           10/17/24
 Pasadena, CA

Pilgrim Tower North        3,954,369       FHA/236                                  258               205           02/29/01 (4)
 Pasadena, CA

Riverview Manor            1,099,845       WHEDA                                     76                76           08/15/12
 Fort Atkinson, WI

Scoville Center            2,762,957       WHEDA                                    151               151           08/31/18
 Beloit, WI

Thornwood House            3,265,293       IHDA/236                                 183                 0              --
 University Park, IL

Tradewinds Terrace         1,397,762       FHA/236                                  122                44           09/30/01 (4)
 Traverse City, MI

Valley View Apts.          2,363,183       IHDA/236                                 179                 0              --
 Rockford, IL

Wellington Woods           1,850,324       USDA-RD/515                              109                73              --    (6)
 Clarkson, NY

Westport Village           1,567,848       IHDA/236                                 121                 0              --
 Freeport, IL
                         -----------                                           --------            ------

Totals 32                $97,159,612                                              4,730             2,842
                         ===========                                           ========            ======


                                   (continued)

                                     PART I

        --------

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued

                                                                                     Average Effective Annual
                                      Units Occupied As                                  Rental Per Unit
                                  Percentage of Total Units                            for the Years Ended
                                      AS OF DECEMBER 31,                                   DECEMBER 31,
                              ----------------------------------      -------------------------------------------------------
 Name and Location
OF APARTMENT COMPLEX          2000   1999    1998    1997   1996       2000         1999        1998        1997       1996
--------------------          ----   ----    ----    ----   ----      -------     --------    --------    --------   --------
Asbury Tower                    97%    97%     97%     86%    94%     $ 6,335     $  6,299    $  5,843    $  5,486   $  5,373
 Asbury Park, NJ

Campbell Terrace                99%   100%    100%    100%   100%      12,731       12,311      11,868      11,704     11,294
 Chicago, IL

Canonsburg House                97%    99%     96%     97%    99%       8,584        8,574       8,536       8,583      8,631
 Canonsburg, PA

Cedar Point                     97%    95%     96%     82%    96%       4,806        4,674       4,678       4,384      4,446
 Springfield, IL

Char House                      99%    96%    100%    100%    99%       8,255        8,387       8,364       8,380      8,287
 Charleroi, PA

Chippewa County                 95%    87%     96%     94%    94%       4,999        5,219       5,372       5,109      5,097
 Chippewa Falls, WI

Clearfield Hills II             96%   100%     90%     86%    93%       5,594        5,204       5,154       5,451      5,535
 Clearfield, UT

Cottonwood Park                100%   100%    100%    100%    98%       4,678        4,581       4,432       4,210      4,207
 Shawnee Mission, KS

Crescent Gardens                95%   100%    100%    100%    99%       4,983        4,976       4,992       4,980      4,980
 Wilson, NC

De Angelis Manor               100%   100%    100%    100%   100%       8,450        8,460       8,443       8,446      8,457
 West Warwick, RI

Fairway Park Apt.               99%    95%     97%     83%    96%       9,422        9,736       9,066       9,079      8,933
 Naperville, IL

Glenridge Gardens               93%    97%     95%     95%    91%       5,035        4,893       4,651       4,352      4,040
 Augusta, ME

Hale Ohana                     100%   100%    100%    100%    96%       8,598        8,633       9,099       8,919      8,970
 Koloa, Kauai, HI

Harborview                      96%    98%    100%    100%    98%       8,286        8,338       8,415       8,391      8,329
 St. Croix,
 U.S. Virgin Islands

Highland Village                96%    96%     95%     91%    95%       6,588        6,048       5,761       5,522      5,442
 Ware, MA

Hometown Villages               93%    94%     96%     96%    97%       5,708        5,801       5,768       5,852      5,677
 Various cities, WI

Jewish Federation               98%    97%    100%    100%   100%       9,466        9,566       9,399       9,472      9,475
 Cherry Hill, NJ


                                   (continued)

                                     PART I

        --------


                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued

                                                                                     Average Effective Annual
                                      Units Occupied As                                 Rental Per Unit
                                  Percentage of Total Units                            for the Years Ended
                                      AS OF DECEMBER 31,                                   DECEMBER 31,
                              ----------------------------------      -------------------------------------------------------
 Name and Location
OF APARTMENT COMPLEX          2000   1999    1998    1997   1996       2000         1999        1998        1997       1996
--------------------          ----   ----    ----    ----   ----      -------     --------    --------    --------   --------
Lakes of Northdale              97%    98%     95%     94%    92%     $ 8,051     $  7,904    $  7,636    $  7,075   $  6,949
 Tampa, FL

Liberty Tower                   99%    99%     97%    100%    99%       8,242        8,266       8,301       8,252      8,324
 California, PA

Madison Square                  96%    93%     95%     95%    98%       7,337        7,262       7,344       7,256      7,397
 Grand Rapids, MI

Mary Allen West Tower           99%    99%    100%    100%    99%       6,090        6,101       6,115       6,156      6,165
 Galesburg, IL

Matthew XXV                    100%   100%    100%     97%   100%       8,932        8,949       8,876       8,913      8,775
 Warwick, RI

Northridge Park                 99%    90%     93%     94%    90%      10,576       10,123       9,465       8,553      8,038
 Salinas, CA

Pilgrim Tower East             100%   100%    100%    100%    99%       8,709        8,748       8,737       8,744      8,734
 Pasadena, CA

Pilgrim Tower North            100%    99%    100%     99%    98%       5,178        4,764       4,647       4,601      4,625
 Pasadena, CA

Riverview Manor                 79%    86%     85%     97%   100%       4,684        5,033       5,316       5,588      5,668
 Fort Atkinson, WI

Scoville Center                 91%    92%     91%     95%    98%       5,250        5,264       5,262       5,333      5,303
 Beloit, WI

Thornwood House                 93%   100%     95%     99%   100%       5,154        5,017       5,028       4,905      4,832
 University Park, IL

Tradewinds Terrace              97%    95%     93%     96%    96%       5,035        4,920       4,671       5,167      4,198
 Traverse City, MI

Valley View Apts.              100%    94%     94%     99%    98%       4,551        4,374       4,393       4,389      4,265
 Rockford, IL

Wellington Woods                98%   100%    100%    100%   100%       3,205        3,173       3,142       2,986      2,895
 Clarkson, NY

Westport Village                83%    83%     95%     96%    98%       4,299        4,609       4,772       4,905      4,783
 Freeport, IL
                              ----   ----    ----    ----   ----      -------     --------    --------    --------   --------

Totals(3) 32                    96%    96%     97%     96%    97%     $ 6,807     $  6,756    $  6,673    $  6,598   $  6,504
                              ====   ====    ====    ====   ====      =======     ========    ========    ========   ========

                                     PART I

        --------

(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2000.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) The Section 8 contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.

(5) The Section 8 HAP contract was not renewed at the election of the Managing General Partner.

(6)  The USDA subsidy funds are projected to last until 2020.


     In July 2000 Holiday Village was sold. See the notes to the consolidated financial statements for additional information concerning the sale.

     In September 2000, the Partnership transferred its interest in Redden Gardens to the purchase money noteholders. See the notes to the consolidated financial statements for additional information concerning the transfer.

     In December 2000, Wollaston Manor was sold. See the notes to the consolidated financial statements for additional information concerning the sale.

     In January 2001, the Partnership's interest in Hometown Village was transferred to the purchase money noteholders. See the notes to the consolidated financial statements for additional information concerning the transfer.

     In January 2001, the Partnership's interest in Scoville Center was transferred to the purchase money noteholder. See the notes to the consolidated financial statements for additional information concerning the transfer.

     In February  2001, a contract for the sale of  Cottonwood  Park was signed.
See  the  notes  to  the  consolidated   financial   statements  for  additional
information concerning this contract for sale.


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

                                     PART I

        -----------------

     In May, 2000, the purchase money note holders sued the Partnership and its affiliate, C.R.H.C., Incorporated ("CRHC") for foreclosure of security interests in Shawnee Heights Limited Partnership (Cottonwood Park). The action was settled by tendering the Partnership's interests in a confessed judgement to be recorded if the notes were not paid off in early January, 2001. The Partnership did not pay the notes, but the noteholders subsequently arranged for the Cottonwood property to be sold and the notes to be paid from the sale proceeds in lieu of foreclosure. There can be no assurance that the sale will be consummated. See the notes to the consolidated financial statements for additional information concerning the sale.

     In August, 2000, one of the purchase money noteholders sued the Partnership for damages and foreclosure of the security interests in the Wellington Woods Local Partnership. The Partnership promptly offered to tender its interest in Wellington Woods in settlement and prepared settlement documents for review by plaintiff's counsel. Four months later, plaintiff's counsel decided to pursue the litigation instead of settlement, so the Partnership retained local counsel. At a preliminary hearing, in January 2001, the judge refused to issue a scheduling order for trial, instead setting a settlement conference in his chambers for late March. Subsequently, the plaintiff and the second purchase money noteholder filed an amended complaint alleging, among other things, fraud for failing to set aside reserves to pay the purchase money notes. If the plaintiffs refuse to settle for the tendered collateral (which is all they are entitled to in the Partnership's view, because the notes are non-recourse), the Partnership intends to contest the allegations.

     In September, 2000, the purchase money noteholder of the three large purchase money notes related to Canonsburg House, Char House and Liberty Tower, sued the Partnership and CRHC for foreclosure of the security interests in those Local Partnerships. The Local Partnerships retained local counsel. The Managing General Partner is trying to negotiate a settlement, but there can be no assurance that a settlement can be reached. See the notes to the consolidated financial statements for additional information concerning the purchase money notes.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
        -----------------------------------------------------
          RELATED PARTNERSHIP MATTERS
          ---------------------------

     (a) There is no established market for the purchase and sale of interests in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

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

          On December 5, 2000, Equity Resources Lexington Fund (Lexington Fund) initiated an unregistered tender offer to purchase approximately 1,200 of the outstanding Units in the Partnership at a price of $40 per Unit. The offer expired January 3, 2001. Lexington Fund is unaffiliated with the Managing General Partner. The price offered was determined solely at the discretion of Lexington Fund and does not necessarily represent the fair market value of each Unit.

          In December, 2000, Sierra Capital initiated an unregistered tender offer to purchase outstanding Units in the Partnership at a price of $50 per Unit. The offer expired January 3, 2001. Sierra Capital is unaffiliated with the Managing General Partner. The price offered was determined solely at the discretion of Sierra Capital and does not necessarily represent the fair market value of each Unit.

          On March 15, 2001, Bond Purchase, L.L.C. (Bond) initiated an unregistered tender offer to purchase approximately 3,650 of the outstanding Units in the Partnership at a price of $33 per Unit. The offer expires April 30, 2001. Bond is unaffiliated with the Managing General Partner. The price offered was determined solely at the discretion of Bond and does not necessarily represent the fair market value of each Unit.

          The Managing General Partner has not expressed, and does not express, any opinion and remains neutral toward any offer for the purchase of Units such as those described above.

          If more than 5% of the total outstanding Units are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. For the calendar year 2000, Units transferred did not exceed 4.9% of the total outstanding Units, therefore, the Partnership did not halt recognition of transfers.

     (b) As of March 30, 2001, there were approximately 6,200 registered holders of Units in the Partnership.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
        -----------------------------------------------------
          RELATED PARTNERSHIP MATTERS - Continued
          ---------------------------

     (c) On November 5, 1999, the Partnership made a cash distribution of $733,670 ($10.00 per Unit) to Additional Limited Partners out of available cash flow.

          The Partnership received distributions of $1,499,706 and $1,158,508 from the Local Partnerships during 2000 and 1999, respectively. Some of the Local Partnerships operate under restrictions imposed by certain federal and/or state government agencies that limit the cash return available to the Partnership.

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

     The original investment objectives of the Partnership primarily were to deliver tax benefits, as well as cash proceeds upon disposition of the properties, through the Partnership's investment in Local Partnerships. Regulatory restrictions on cash distributions from the properties limited the original projections of annual cash distributions from property operations.

     The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986, which virtually eliminated many of the incentives for the new construction or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, the Managing General Partner continues to concentrate on transferring the source of investment yield from tax benefits to cash flow wherever possible, thereby potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

     The acquisition of interests in certain Local Partnerships was paid for in part by purchase money notes of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically mature 15 years from the date of acquisition of the interest in a particular Local Partnership, and are generally secured by the Partnership's interest in the respective Local Partnerships.

     C.R.I., Inc. (the Managing General Partner) has sold, and will continue to sell, certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to tax credit and not-for-profit purchasers. The Managing General Partner intends to use all or part of the Partnership's net proceeds (after a partial distribution to limited partners) from the sales of properties to fund reserves for paying at maturity, prepaying or purchasing prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has sold or refinanced, and will continue to sell or refinance, certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing, or to refinance a property, or to

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs, and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

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

     Five properties in which the Partnership is invested as of December 31, 2000, may be affected by the Mark-to-Market program, since they have Section 8 HAP contracts which, as extended, will expire in 2001. A Mark-to-Market restructuring is pending for Crescent Gardens. Glenridge Gardens, Pilgrim Tower North, and Tradewinds Terrace renewed their Section 8 HAP contracts, to expire in 2001. Cottonwood Park did not renew its Section 8 HAP contract for six units when it expired in 1999. All five properties have related purchase money notes which have matured, as discussed in Note 2.a. to the consolidated financial statements. However, the Mark- to-Market program is currently set to expire in September 2001, so there can be no assurance of what may happen thereafter.

     With the uncertainty of continued project-based subsidies for properties with expiring Section 8 HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in and advances to Local Partnerships at this time. As of December 31, 2000, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2001 was $3,555,809.

     Under HUD's more recent "Mark-up-to-Market" program, properties with expiring Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined Interest Subsidy Adjustment Factor. The purpose of this program is to provide incentives to owners of properties with expiring Section 8 HAP contracts not to convert these properties to market rate housing.

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 HAP contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to- Market program will receive increased cash flow as the limited dividend will be increased in an amount equal to the increase in gross revenues.

     The Managing General Partner is considering new strategies to deal with the ever changing environment of affordable housing policy. The Section 236 and
Section 221(d)(3) mortgage loans may be eligible for pre-payment in their 18th year or later. Properties with expiring Section 8 HAP contracts may become convertible to market-rate apartment properties. Currently few lenders will provide financing either to prepay existing mortgage loans of these types or provide additional funds to allow a property to convert to market-rate units. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense for all parties involved.

                          FINANCIAL CONDITION/LIQUIDITY
                          -----------------------------

     As of December 31, 2000, the Partnership had approximately 6,200 investors who subscribed to a total of 73,500 units of limited partnership interest in the original amount of $73,500,000. The Partnership originally made investments in 47 Local Partnerships, of which 32 remain as of December 31, 2000. The Partnership's liquidity, with unrestricted cash resources of $8,049,221 as of December 31, 2000, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 30, 2001, there are no material commitments for capital expenditures.

     During 2000 and 1999 the Partnership received cash distributions of $1,499,706 and $1,158,508, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $34,535,081, plus aggregate accrued interest of $103,424,862, as of December 31, 2000, are payable upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The maturity dates of the purchase money notes related to the following properties were extended during 2000.

                                                Original      Extended
         PROPERTY                  PRINCIPAL    MATURITY      MATURITY
         --------                  ---------    --------      --------

         Glenridge Gardens         $  690,000   08/01/99      01/01/01
         Chippewa County              860,000   08/01/99      01/04/01 (2)
         Hometown Village           1,495,000   08/01/99      01/04/01 (1)
         Scoville Center            1,400,000   10/01/99      01/04/01 (1)
         Jewish Federation          1,350,000   10/31/99      04/30/01
         Harborview Apartments      3,000,000   08/01/99      08/01/04
         Cedar Point                1,320,000   08/30/99      08/30/04
         Thornwood House            1,775,000   08/30/99      08/30/04

         (1)  Transferred to the noteholders on January 4, 2001.

         (2)  Paid off at a discount on January 4, 2001.

     The purchase money notes related to the following properties have matured and have not been paid or extended as of March 30, 2001.

         PROPERTY                           PRINCIPAL           MATURITY
         --------                           ----------          --------

         De Angelis Manor                   $1,015,000          07/01/99
         Matthew XXV                         1,020,000          07/01/99
         Crescent Gardens                      434,000          07/31/99
         Riverview Manor                       740,000          09/30/99
         Highland Village                    1,100,000          10/31/99
         Canonsburg Housing                  1,540,000          12/01/99
         Char House                          1,530,000          12/01/99
         Liberty Towers                      1,440,000          12/01/99
         Pilgrim Tower East                  1,650,000          12/01/99
         Wellington Woods                      485,000          12/01/99
         Tradewinds                            925,000          12/03/99
         Pilgrim Tower North                 2,165,000          04/30/00
         Cottonwood Park                       975,000          01/01/01 (3)
         Valley View                           920,000          01/01/01 (3)
         Westport Village                      840,000          01/01/01 (3)

         (3)  Extended in accordance with the forbearance agreement.

     The purchase money notes related to the following properties were paid off at a discount or transferred to the noteholders during 2000.

         PROPERTY             PRINCIPAL     DATE              DISPOSITION
         --------             ---------     ----              -----------

         Holiday Village      $1,370,000    July 2000         Paid off
         Redden Gardens       1,330,000     September 2000    Transferred
         Wollaston Manor      2,125,000     December 2000     Paid off

     See the notes to the consolidated financial statements for additional information concerning these purchase money notes.

                                     PART II


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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through December 31, 2001, and which remain unpaid or unextended as of March 30, 2001. Excluded from the following chart are purchase money notes which matured through December 31, 2000, and which have been paid off, cancelled, or extended on or before March 30, 2001.


                                                                         Aggregate                 Carrying Amount
                                               Aggregate                  Accrued                  of Partnership's
                                               Principal                  Interest                 Investments in
                   Number of                    Balance                   Balance                  and Advances to
   Purchase        Underlying                    as of                     as of                   Underlying Local
  Money Note         Local       Percentage     December    Percentage    December    Percentage   Partnerships as of    Percentage
(PMN) MATURITY    PARTNERSHIPS    OF TOTAL      31, 2000     OF TOTAL     31, 2000     OF TOTAL    DECEMBER 31, 2000      OF TOTAL
--------------    ------------   ----------    -----------  ---------    ----------   ----------   ------------------    ----------
3rd Quarter 1999        7             22%      $ 5,944,000        17%    $ 16,329,585      16%        $ 8,809,353             29%
4th Quarter 1999        7             22%        8,670,000        25%      26,369,262      26%          4,922,762             16%
2nd Quarter 2000        1              3%        2,165,000         6%      13,746,628      13%          2,529,741              8%
1st Quarter 2001        4             13%        4,445,000        13%      12,844,316      12%          4,703,438             15%
2nd Quarter 2001        1              3%        1,350,000         4%       6,250,020       6%            538,353              2%
                     ----          -----       -----------     -----     ------------   -----         -----------          -----

Total through
 12/31/2001            20             63%      $22,574,000        65%    $ 75,539,811      73%        $21,503,647 (1)         70%
                     ====          =====       ===========     =====     ============   =====         ===========          =====

Total, Local
  Partnerships         32            100%      $34,535,081       100%    $103,424,862     100%        $30,562,785 (1)        100%
                     ====          =====       ===========     =====     ============   =====         ===========          =====

(1) Includes $438,358 for the partnership reported as investment in partnership held for sale and $3,974,352 for the investment in partnerships held in escrow on the consolidated balance sheet at December 31, 2000.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 32 Local Partnerships in which the Partnership is invested as of December 31, 2000, the 20 Local Partnerships with associated purchase money notes which mature through December 31, 2001 and which remain unpaid or unextended as of March 30, 2001, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                                 Percentage of Total     Partnership's Share of
                               Distributions Received        Income from
         FOR THE YEAR ENDING   FROM LOCAL PARTNERSHIPS    LOCAL PARTNERSHIPS
         -------------------   -----------------------  ----------------------

         December 31, 2000              26%                    $910,383
         December 31, 1999              28%                    $528,303


     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 2000 and 1999, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents increased during 2000, as the receipt of distributions from partnerships and proceeds from disposition of investments in partnerships were in excess of net cash used in operating and financing activities.

     On November 5, 1999, the Partnership made a cash distribution of $733,670 ($10.00 per Unit) to Additional Limited Partners, to holders of record as of October 1, 1999. The distribution was from cash resources accumulated from operations and distributions from partnerships. The Managing General Partner intends to reserve all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.

                              RESULTS OF OPERATIONS
                              ---------------------

2000 VERSUS 1999
----------------

     The Partnership recognized net income for the year ended December 31, 2000, as compared to net loss for the year ended 1999, primarily due to gain on disposition of investments in partnerships and extraordinary gain from extinguishment of debt related to the sales of Holiday Village Apartments (Holiday Village) in July 2000 and Wollaston Manor Associates (Wollaston Manor) in December 2000, and the transfer of the Partnership's interest in Redden Development Company (Redden Gardens) in September 2000, all as discussed in the notes to the consolidated financial statements. Contributing to net income were increases in share of income from partnerships and in interest income, and a decrease in interest expense due to lower discount accretion on purchase money notes. Offsetting the increase in the Partnership's net income were an increase in professional fees related to litigation at six properties and an increase in general and administrative expenses related to higher reimbursed payroll costs.

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2000 and 1999 did not include losses of $672,559 and $671,407, respectively. The Partnership's net loss recognized from the Local Partnerships is generally expected to decrease in subsequent years as the Partnership's investments in the Local Partnerships are reduced to zero. Accordingly, excludable losses are generally expected to increase. Distributions of $263,240 and $162,284 received from six and four Local Partnerships during 2000 and 1999, respectively, are included in share of income from partnerships because these amounts were in excess of the Partnership's investment.

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

     The combined rental revenues for the Partnership's remaining 32 properties for the years ended December 31, 2000, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred in 2000 and prior years.


                                                        FOR THE YEARS ENDED DECEMBER 31,
                       ---------------------------------------------------------------------------------------------------
                          2000                  1999                  1998                  1997                  1996
                       -----------           -----------           -----------           -----------           -----------
Combined Rental
  Revenue              $32,937,870           $32,451,339           $31,872,567           $31,418,911           $30,925,304

Annual Percentage
  Increase                            1.5%                  1.8%                  1.4%                   1.6%



ITEM 7. FINANCIAL STATEMENTS
        --------------------

     The information required by this item is contained in Part III.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

     None.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        --------------------------------------------------

     (a)  and (b)

          The Partnership has no directors, executive officers or significant employees of its own.

     (a)  and (b)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, follow.

William B. Dockser, 64, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 54, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Susan R. Campbell, 42, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland.

Melissa Cecil Lackey, 45, is Senior Vice President and General Counsel. Prior to joining CRI in 1990, she was associated with the firms of Zuckerman, Spaeder, Goldstein, Taylor & Kolker in Washington, D.C. and Hirsch & Westheimer in Houston, Texas. She holds a Juris Doctor degree from the University of Virginia School of Law and a Bachelor of Arts degree from the College of William & Mary.

     (c) There is no family relationship between any of the foregoing directors and executive officers.

     (d)  Involvement in certain legal proceedings.

          None.

                                      III-1

                                    PART III


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

     (a), (b), (c), (d), (e), (f), (g) and (h)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required in these sections is incorporated herein by reference to Notes 3 and 4 of the notes to consolidated financial statements contained in Part III.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         ---------------------------------------------------
           MANAGEMENT
           ----------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partnership interest (Units) at March 30, 2001.

              Name and Address              Amount and Nature       % of total
             OF BENEFICIAL OWNER         OF BENEFICIAL OWNERSHIP   UNITS ISSUED
             -------------------         -----------------------   ------------

             Equity Resources Group,            6,441 units            8.8%
               Incorporated, et. al.
               14 Story Street
               Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 30, 2001, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

              Name and Address              Amount and Nature       % of total
             OF BENEFICIAL OWNER         OF BENEFICIAL OWNERSHIP   UNITS ISSUED
             -------------------         -----------------------   ------------

             William B. Dockser                    None                   0%
             H. William Willoughby                 None                   0%
             All Directors and Officers
               as a Group (4 persons)              None                   0%

     (c)  Changes in control.

          There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

                                      III-2

                                    PART III


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     (a)  and (b)

          Transactions with management and others.

          The  Partnership  has no  directors  or  officers.  In  addition,  the
          Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of their stock ownership in CRI. Item 10 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates, is incorporated herein by reference. Note 3 of the notes to consolidated financial statements contained in Part III, which contains disclosure of related party transactions, is also incorporated herein by reference.

     (c) Certain business relationships.

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

          Exhibit No. 3 - Articles of Incorporation and bylaws.

          a. Certificate of Limited Partnership of Capital Realty Investors-IV Limited Partnership. (Incorporated by reference to Exhibit No. 3 to Registrant's Registration Statement on Form S-11, as amended, dated June 7, 1984.)

          Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

          a. Limited Partnership Agreement of Capital Realty Investors-IV Limited Partnership. (Incorporated by reference to Exhibit No. 4 to Registrant's Registration Statement on Form S-11, as amended, dated June 7, 1984.)

          Exhibit No. 10 - Material Contracts.

          a. Management Services Agreement between CRI and Capital Realty Investors-IV Limited Partnership. (Incorporated by reference to Exhibit No. 10(b) to Registrant's Registration Statement on Form S-11, as amended, dated June 7, 1984.)

                                      III-3

                                    PART III

         --------------------------------

          Exhibit No. 99 - Additional Exhibits.

          a. Prospectus of the Partnership, dated June 12, 1985. (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated June 7, 1984.)

     (b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2000.


                                      III-4

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CAPITAL REALTY INVESTORS-IV
                                    LIMITED PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., INC.
                                       -----------------------------------------
                                       Managing General Partner




MARCH 30, 2001                         by:  /S/ WILLIAM B. DOCKSER
--------------                              ------------------------------------
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


MARCH 30, 2001                         by:  /S/ H. WILLIAM WILLOUGHBY
--------------                              ------------------------------------
DATE                                        H. William Willoughby,
                                               Director, President,
                                               and Secretary




MARCH 30, 2001                         by:  /S/ MICHAEL J. TUSZKA
--------------                              ------------------------------------
DATE                                        Michael J. Tuszka,
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)



                                      III-5

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



To the Partners
Capital Realty Investors-IV Limited Partnership

     We have audited the consolidated balance sheets of Capital Realty Investors-IV Limited Partnership (a Maryland limited partnership) as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $2,168,266 and $1,471,637 of income in 2000 and 1999, respectively, included in the Partnership's net income in 2000 and net loss in 1999. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-IV
Limited Partnership as of December 31, 2000 and 1999 and the consolidated results of operations, changes in partners' deficit and cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.


                                                              Grant Thornton LLP

Vienna, VA
March 27, 2001


                                      III-6

               REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                           LOCAL PARTNERSHIPS IN WHICH

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                                  HAS INVESTED*



* The reports of independent certified public accountants - Local Partnerships in which Capital Realty Investors-IV Limited Partnership has invested were filed in paper format under Form SE on March 30, 2001, in accordance with the Securities and Exchange Commission's continuing hardship exemption granted January 5, 2001.

                                      III-7

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                           For the years ended
                                                                                                DECEMBER 31,
                                                                                      ------------------------------
                                                                                          2000             1999
                                                                                      -------------    -------------
Investments in and advances to partnerships .......................................   $  26,150,075    $  29,175,280
Investment in partnerships held for sale ..........................................         474,054        2,476,204
Investment in partnerships held in escrow .........................................       4,160,314          928,160
Cash and cash equivalents .........................................................       8,049,221        7,607,687
Restricted cash equivalents .......................................................            --             50,400
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $338,458 and $371,870, respectively ..........         500,837          609,184
Property purchase costs,
  net of accumulated amortization of $276,267 and $348,713, respectively ..........         399,413          559,966
Sales proceeds receivable .........................................................       1,545,628             --
                                                                                      -------------    -------------

      Total assets ................................................................   $  41,279,542    $  41,406,881
                                                                                      =============    =============




                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  34,535,081    $  39,367,113
Accrued interest payable ..........................................................     103,424,862      107,616,493
Accounts payable and accrued expenses .............................................         474,328          175,592
                                                                                      -------------    -------------

      Total liabilities ...........................................................     138,434,271      147,159,198
                                                                                      -------------    -------------


Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................      (8,388,540)      (8,388,540)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (154,706,795)    (163,304,383)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (97,154,729)    (105,752,317)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  41,279,542    $  41,406,881
                                                                                      =============    =============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-8

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   For the years ended
                                                                                       DECEMBER 31,
                                                                              ----------------------------
                                                                                  2000            1999
                                                                              ------------    ------------
Share of income from partnerships .........................................   $  2,671,121    $  1,763,705
                                                                              ------------    ------------


Other revenue and  expenses:

  Revenue:
    Interest and other income .............................................        483,184         469,357
                                                                              ------------    ------------

  Expenses:
    Interest ..............................................................     11,966,868      16,590,968
    Management fee ........................................................        375,000         375,000
    General and administrative ............................................        320,071         254,436
    Professional fees .....................................................        178,804         104,570
    Amortization of deferred costs ........................................         47,244          51,095
                                                                              ------------    ------------

                                                                                12,887,987      17,376,069

      Total other revenue and expenses ....................................    (12,404,803)    (16,906,712)
                                                                              ------------    ------------

Loss before gain on disposition of investments in partnerships ............     (9,733,682)    (15,143,007)

Gain on disposition of investments in partnerships ........................      7,766,403            --
                                                                              ------------    ------------

Loss before extraordinary gain from extinguishment of debt ................     (1,967,279)    (15,143,007)

Extraordinary gain from extinguishment of debt ............................     10,564,867            --
                                                                              ------------    ------------

Net income (loss) .........................................................   $  8,597,588    $(15,143,007)
                                                                              ============    ============


Net income (loss) allocated to General Partners (1.51%) ...................   $    129,824    $   (228,659)
                                                                              ============    ============


Net income (loss) allocated to Initial and Special Limited Partners (1.49%)   $    128,104    $   (225,631)
                                                                              ============    ============


Net income (loss) allocated to Additional Limited Partners (97%) ..........   $  8,339,660    $(14,688,717)
                                                                              ============    ============


Net income (loss) per unit of Additional Limited Partner Interest
  based on 73,500 units outstanding .......................................   $     113.46    $    (199.85)
                                                                              ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-9

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                                     Initial and
                                                                       Special           Additional
                                                  General              Limited            Limited
                                                  PARTNERS             PARTNERS           PARTNERS                TOTAL
                                                 -----------         -----------        -------------         -------------
Partners' deficit, January 1, 1999               $(2,252,397)        $(2,223,038)       $ (85,400,205)        $ (89,875,640)

  Net loss                                          (228,659)           (225,631)         (14,688,717)          (15,143,007)

  Distribution of $10.00 per unit of
    Additional Limited Partnership Interest               --                  --             (733,670)             (733,670)
                                                 -----------         -----------        -------------         -------------

Partners' deficit December 31, 1999               (2,481,056)         (2,448,669)        (100,822,592)         (105,752,317)

  Net income                                         129,824             128,104            8,339,660             8,597,588
                                                 -----------         -----------        -------------         -------------


Partners' deficit, December 31, 2000             $(2,351,232)        $(2,320,565)       $ (92,482,932)        $ (97,154,729)
                                                 ===========         ===========        =============         =============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                     III-10

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the years ended
                                                                                           DECEMBER 31,
                                                                                   -----------------------------
                                                                                      2000             1999
                                                                                   ------------    -------------
Cash flows from operating activities:
  Net income (loss) ............................................................   $  8,597,588    $(15,143,007)

  Adjustments  to  reconcile  net  income  (loss) to net cash used in  operating activities:
    Share of income from partnerships ..........................................     (2,671,121)     (1,763,705)
    Amortization of discount on purchase money notes ...........................         42,968       4,992,869
    Amortization of deferred costs .............................................         47,244          51,095
    Gain on disposition of investments in partnerships .........................     (7,766,403)           --
    Extraordinary gain from extinguishment of debt .............................    (10,564,867)           --

    Changes in assets and liabilities:
      Increase in sales proceeds receivable ....................................     (1,545,628)           --
      Decrease in other assets .................................................           --            58,378
      Increase in accrued interest payable .....................................     11,923,900      11,598,099
      Payment of purchase money note interest ..................................     (1,491,167)       (803,378)
      Increase in accounts payable and accrued expenses ........................        298,736          28,055
                                                                                   ------------    ------------

        Net cash used in operating activities ..................................     (3,128,750)       (981,594)
                                                                                   ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ...................................      1,499,706       1,158,508
  Proceeds from disposition of investments in partnerships .....................     10,045,440            --
  Release of investment held in escrow .........................................         50,400            --
                                                                                   ------------    ------------

        Net cash provided by investing activities ..............................     11,595,546       1,158,508
                                                                                   ------------    ------------

Cash flows from financing activities:
  Payment of purchase money note principal .....................................        (50,000)     (2,601,310)
  Payoff of purchase money note and related interest ...........................     (7,975,262)           --
  Distributions to Additional Limited Partners .................................           --          (733,670)
                                                                                   ------------    ------------

        Net cash used in financing activities ..................................     (8,025,262)     (3,334,980)
                                                                                   ------------    ------------

Net increase (decrease) in cash and cash equivalents ...........................        441,534      (3,158,066)

Cash and cash equivalents, beginning of year ...................................      7,607,687      10,765,753
                                                                                   ------------    ------------

Cash and cash equivalents, end of year .........................................   $  8,049,221    $  7,607,687
                                                                                   ============    ============



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .....................................   $  5,959,297    $    803,378
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

     d.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2000 and 1999, the Partnership's share of cumulative losses of ten and eight, respectively, of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $13,283,274 and $12,520,832, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements. As of December 31, 2000 and 1999, cumulative cash distributions of $2,834,883 and $2,571,542, respectively, have been

                                     III-12

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     e.   INVESTMENT IN PARTNERSHIPS HELD FOR SALE
          ----------------------------------------

          On July 1, 2000 and December 28, 2000, Holiday Village and Wollaston Manor, respectively, were sold. Accordingly, the Partnership's investment in these Local Partnerships was classified as investment in partnerships held for sale in the accompanying balance sheet at December 31, 1999. Cottonwood Park is under contract to be sold in March 2001, as discussed in
     Note 2.a. Accordingly, the Partnership's investment in this Local Partnership was reclassified to investment in partnerships held for sale in the accompanying balance sheet at December 31, 2000. Assets held for the sale are not recorded in excess of their net realizable value.

     f.   INVESTMENT IN PARTNERSHIPS HELD IN ESCROW
          -----------------------------------------

          On September 12, 2000, the Partnership's interest in Redden Gardens was transferred to the noteholders. The Partnership's investment in this Local Partnership was classified as investment in partnerships held in escrow in the accompanying balance sheet at December 31, 1999. In January 2001, the Partnership's interests in Hometown Village and Scoville Center were transferred to the noteholders, as discussed in Note 2.a. On June 16, 2000, documents transferring the Partnership's interest in Glenridge Gardens to the noteholder were placed in escrow, also as discussed in Note 2.a. The Partnership has agreed to deposit assignments of its interests in Valley View and Westport Village in escrow, as discussed in Note 2.a. Accordingly, these five investments were reclassified to investment in partnerships held in escrow in the accompanying balance sheet at December 31, 2000. Assets held in escrow are not recorded in excess of their estimated net realizable value.

     g.   CASH AND CASH EQUIVALENTS
          -------------------------


          Cash and cash equivalents consist of all money market funds, time and demand deposits, repurchase agreements and commercial paper with original maturities of three months or less.

     h.   RESTRICTED CASH EQUIVALENTS
          ---------------------------

          Restricted cash equivalents consist of funds set aside for payments to be made on one of the purchase money notes.

     i.   OFFERING COSTS
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of limited partnership interests. Such costs were recorded as a reduction of partners' capital when incurred.

                                     III-13

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
     ------------------------------------------

     j.   INCOME TAXES
          ------------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision (credit) has been made for income taxes in these consolidated financial statements.

     k.   USE OF ESTIMATES
          ----------------

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

     l.   FAIR VALUE OF FINANCIAL INSTRUMENTS
          -----------------------------------

          The financial statements include estimated fair value information as of December 31, 2000, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents, restricted cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

          The balance sheet carrying amounts for cash and cash equivalents and for restricted cash equivalents approximate estimated fair values of such assets.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS
     -------------------------------------------

     a.   DUE ON INVESTMENTS IN PARTNERSHIPS AND ACCRUED INTEREST PAYABLE
          ---------------------------------------------------------------

          As of December 31, 2000 and 1999, the Partnership held limited partner interests in 32 and 35 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining amounts due on investments in the Local Partnerships follow.

                                     III-14

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

                                                          DECEMBER 31,
                                                 ----------------------------
                                                     2000            1999
                                                 ------------    ------------

             Purchase money notes due in:
               1994                              $         --    $  1,370,000
               1997                                        --              --
               1999                                14,614,000      27,329,000
               2000                                 2,165,000       4,845,000
               2001                                 5,795,000              --
               Thereafter                          11,961,081       5,866,081
                                                 ------------    ------------

                  Subtotal                         34,535,081      39,410,081

             Less: unamortized discount                    --         (42,968)
                                                 ------------    ------------

                  Subtotal                         34,535,081      39,367,113
                                                 ------------    ------------

             Accrued interest payable             103,424,862     107,616,493
                                                 ------------    ------------

                  Total                          $137,959,943    $146,983,606
                                                 ============    ============


          The purchase money notes have stated interest rates ranging from 5.82% to 15%, certain of which are compounded annually. Unamortized discounts are based on an imputed interest rate of 15% to reflect market interest rates which prevailed when the notes were issued. The resulting discount has been recorded by the Partnership and is being amortized to interest expense over the life of the respective purchase money notes using the effective interest method. The purchase money notes are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

          The maturity dates of the purchase money notes related to the following properties were extended during 2000.

                                                 Original        Extended
         PROPERTY                  PRINCIPAL     MATURITY        MATURITY
         --------                  ----------    ---------       --------

         Glenridge Gardens         $  690,000     08/01/99       01/01/01
         Chippewa County              860,000     08/01/99       01/04/01 (2)
         Hometown Village           1,495,000     08/01/99       01/04/01 (1)
         Scoville Center            1,400,000     10/01/99       01/04/01 (1)
         Jewish Federation          1,350,000     10/31/99       04/30/01
         Harborview Apartments      3,000,000     08/01/99       08/01/04
         Cedar Point                1,320,000     08/30/99       08/30/04
         Thornwood House            1,775,000     08/30/99       08/30/04

         (1)  Transferred to the noteholder on January 4, 2001.

         (2)  Paid off at a discount on January 4, 2001.

                                     III-15

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

          The purchase money notes related to the following properties have matured and have not been paid or extended as of March 29. 2001.

         PROPERTY                           PRINCIPAL          MATURITY
         --------                           ----------          --------

         De Angelis Manor                   $1,015,000          07/01/99
         Matthew XXV                         1,020,000          07/01/99
         Crescent Gardens                      434,000          07/31/99
         Riverview Manor                       740,000          09/30/99
         Highland Village                    1,100,000          10/31/99
         Canonsburg Housing                  1,540,000          12/01/99
         Char House                          1,530,000          12/01/99
         Liberty Towers                      1,440,000          12/01/99
         Pilgrim Tower East                  1,650,000          12/01/99
         Wellington Woods                      485,000          12/01/99
         Tradewinds                            925,000          12/03/99
         Pilgrim Tower North                 2,165,000          04/30/00
         Cottonwood Park                       975,000          01/01/01 (3)
         Valley View                           920,000          01/01/01 (3)
         Westport Village                      840,000          01/01/01 (3)

         (3)  Extended in accordance with the forbearance agreement.

          The purchase money notes related to the following properties were paid off at a discount or transferred to the noteholders during 2000.

         PROPERTY             PRINCIPAL       DATE             DISPOSITION
         --------             ----------      --------------   -----------

         Holiday Village      $1,370,000      July 2000        Paid off
         Redden Gardens       1,330,000       September 2000   Transferred
         Wollaston Manor      2,125,000       December 2000    Paid off

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

                                     III-16

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through December 31, 2001, and which remain unpaid or unextended as of March 30, 2001. Excluded from the following chart are purchase money notes which matured through December 31, 2000, and which have been paid off, cancelled, or extended on or before March 30, 2001.

                                                                         Aggregate                 Carrying Amount
                                               Aggregate                  Accrued                  of Partnership's
                                               Principal                  Interest                 Investments in
                   Number of                    Balance                   Balance                  and Advances to
   Purchase        Underlying                    as of                     as of                   Underlying Local
  Money Note         Local       Percentage     December    Percentage    December    Percentage   Partnerships as of    Percentage
(PMN) MATURITY    PARTNERSHIPS    OF TOTAL      31, 2000     OF TOTAL     31, 2000     OF TOTAL     DECEMBER 31, 2000     OF TOTAL
--------------    ------------   ----------    -----------  ---------    ----------   ----------   ------------------    ----------
3rd Quarter 1999        7             22%      $ 5,944,000        17%    $ 16,329,585      16%        $ 8,809,353             29%
4th Quarter 1999        7             22%        8,670,000        25%      26,369,262      26%          4,922,762             16%
2nd Quarter 2000        1              3%        2,165,000         6%      13,746,628      13%          2,529,741              8%
1st Quarter 2001        4             13%        4,445,000        13%      12,844,316      12%          4,703,438             15%
2nd Quarter 2001        1              3%        1,350,000         4%       6,250,020       6%            538,353              2%
                     ----          -----       -----------     -----     ------------   -----         -----------          -----

Total through
 12/31/2001            20             63%      $22,574,000        65%    $ 75,539,811      73%        $21,503,647 (1)         70%
                     ====          =====       ===========     =====     ============   =====         ===========          =====

Total, Local
  Partnerships         32            100%      $34,535,081       100%    $103,424,862     100%        $30,562,785 (1)        100%
                     ====          =====       ===========     =====     ============   =====         ===========          =====

(1) Includes $438,358 for the partnership reported as investment in partnership held for sale and $3,974,352 for the investment in partnerships held in escrow on the consolidated balance sheet at December 31, 2000.

          The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 32 Local Partnerships in which the Partnership is invested as of December 31, 2000, the 20 Local Partnerships with associated purchase money notes which mature through December 31, 2001 and which remain unpaid or unextended as of March 30, 2001, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                                     III-17

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------


                                  Percentage of Total    Partnership's Share of
                                 Distributions Received        Income from
          FOR THE YEAR ENDING   FROM LOCAL PARTNERSHIPS    LOCAL PARTNERSHIPS
          -------------------   -----------------------  ----------------------

          December 31, 2000              26%                    $910,383
          December 31, 1999              28%                    $528,303


          The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2000 and 1999 was $11,966,868 and $16,590,968,
     respectively. Amortization of discount on purchase money notes increased interest expense for the years ended December 31, 2000 and 1999 by $42,968 and $4,992,869, respectively. The accrued interest on the purchase money notes of $103,424,862 and $107,616,493 as of December 31, 2000 and 1999,
     respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                  ASBURY TOWER
                                  ------------

          The Partnership defaulted on its purchase money note related to Asbury Tower Associates Limited Partnership (Asbury Tower) on August 31, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $3,732,081 and $9,978,961, respectively. In November 1999, the Partnership and the noteholder agreed, as of August 31, 1999, to extend the maturity date of the purchase money note to August 31, 2004, in exchange for a partial payment of principal.

                 CANONSBURG HOUSE, CHAR HOUSE, AND LIBERTY TOWER
                 -----------------------------------------------

          The Partnership defaulted on its six purchase money notes related to Canonsburg Housing Associates Limited Partnership (Canonsburg House), Char House Highrise Association Limited Partnership (Char House), and Liberty Tower Associates Limited Partnership (Liberty Tower) on December 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $4,510,000 and $12,951,810, respectively. As of March 30, 2001, aggregate principal and accrued interest of $4,510,000 and $15,256,842, respectively, were due. The Partnership continues to try to negotiate to extend the maturity date of the purchase money notes for up to five years. However, on September 8, 2000, the Partnership received service of three suits by the noteholder of one of the notes with respect to each of the three partnerships for foreclosure on the Partnership's interests. The Partnership filed its answers on October 24, 2000. Hearings will likely be scheduled in March or April 2001. No action has been taken to date by the holders of the three smaller purchase money notes. There is no assurance that an extension will be obtained, or that the Partnership will be able to retain its interest in these three properties.

                                     III-18

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

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

                                 CHIPPEWA COUNTY
                                 ---------------

          The Partnership defaulted on its purchase money note related to Chippewa County Housing Partners (Chippewa County) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $860,000 and $2,297,462, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for a further non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. In January 2001, the Partnership paid off the note at a discount. The discounted payoff will result in extraordinary gain from extinguishment of debt for financial statement purposes in 2001, and in cancellation of indebtedness income for federal tax purposes in 2001.

                               . COTTONWOOD PARK
                                 ---------------

          The Partnership defaulted on its purchase money note related to Shawnee Heights Limited Partnership (Cottonwood Park) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $975,000 and $2,576,421, respectively. As of March 30, 2001, principal and accrued interest of $975,000 and $3,128,278, respectively, were due. In May 2000, the noteholders filed suit to foreclose on the Partnership's interest in Cottonwood Park. However, the parties negotiated a forbearance agreement, which allowed for a possible sale of the property prior to January 31, 2001. If the property was not sold, or if the purchase money note was not otherwise paid prior to that date, the noteholders could file a confessed judgment and thereby take title to the Partnership's interest in Cottonwood Park. The noteholders recently informed the Partnership that they will not take the Partnership's interest while they explore sale of the property under a contract signed in February 2000. If the sale is completed, the noteholders will receive the Partnerships net sale proceeds in full satisfaction of their note, in lieu of foreclosure. Currently, the property is scheduled to be sold in April 2001. There is no assurance that the sale (and purchase money note payoff) will occur.

          Due to the impending sale of the property related to the Partnership's investment in Cottonwood Park, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $474,054 as of December 31, 2000, was reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at December 31, 2000.

                                CRESCENT GARDENS
                                ----------------

          The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999 when the

                                     III-19

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extends the maturity date up to July 31, 2004, subject to semi-annual interest payments, and reduces the interest rate of the First Crescent Note. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of March 30, 2001, principal and accrued interest of $434,000 and $1,158,528, respectively, were due on the Second Crescent Note. In addition, the local managing general partner has an offer to purchase the property from a not-for-profit entity. There is no assurance that a sale will occur. DE ANGELIS MANOR

          The Partnership defaulted on its purchase money notes related to Natick Associates (De Angelis Manor) on July 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,015,000 and $2,670,689, respectively. As of March 30, 2001, aggregate principal and accrued interest of $1,015,000 and $3,274,785, respectively, were due. The Partnership is currently trying to negotiate a discounted payoff of the purchase money notes in conjunction with a possible sale of the property. In November 2000, the Local Partnership entered into a contract for sale with an affiliate of the local general partner (a not-for-profit entity) contingent upon, among other things, a satisfactory agreement with the noteholders regarding the purchase money notes. There is no assurance that a discounted payoff of the purchase money notes will be obtained, or that a sale of the property will occur.

                                GLENRIDGE GARDENS
                                -----------------

          The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,928,809, respectively. On June 16, 2000, the Partnership and noteholder agreed to extend the maturity date of the purchase money note to January, 2001 in exchange for a payment which was applied to the purchase money note principal balance. Under the extension agreement, documents transferring the Partnership's interest in Glenridge Gardens to the noteholder were placed in escrow to be released to the noteholder upon a future default by the Partnership.

          Due to the possible transfer of the Partnership's interest in the Local Partnership to the noteholder, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $36,247 as of December 31, 2000, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2000.

                              HARBORVIEW APARTMENTS
                              ---------------------

          The Partnership defaulted on its purchase money notes related to Harborview Apartments Associates Limited Partnership (Harborview Apartments) on August 1, 1999 when the notes matured and were not paid. The default amount included aggregate

                                     III-20

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

     principal and accrued interest of $3,000,000 and $5,342,321, respectively. On October 31, 2000, the Partnership and noteholder agreed to extend the maturity date of the purchase money note to August 1, 2004.

                                HIGHLAND VILLAGE
                                ----------------

          The Partnership defaulted on its purchase money notes related to Highland Village Associates (Highland Village) on October 31, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,100,000 and $4,123,565, respectively. As of March 30, 2001, principal and accrued interest of $1,100,000 and $4,952,162, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money notes for five years, although the noteholders would retain the right to accelerate the notes on six months' notice. In connection with the proposed extension of the maturity date, the local managing general partner and the noteholders are jointly exploring various options to refinance with the Massachusetts Housing Finance Agency
     (MHFA) the HUD Section 236 interest rate subsidized mortgage loan related to this property. The Partnership and its affiliated general partner will likely not retain any consent rights to approve any sale, refinancing or other restructuring. There is no assurance that an extension will be obtained, or that refinancing of the mortgage loan will occur.

                                 HOLIDAY VILLAGE
                                 ---------------

          The Partnership defaulted on its purchase money note related to Holiday Village Apartments (Holiday Village) on July 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. The Managing General Partner and the noteholder reached an agreement on a discounted payoff of the note in connection with, and contingent upon, the sale of the property agreed to by the Local Partnership and an unrelated third party. On July 21, 2000, Holiday Village was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the purchase money note related to Holiday Village. The sale of Holiday Village resulted in gain on disposition of investments in partnerships of
     $3,630,466 and in extraordinary gain from extinguishment of debt of $3,746,460 for financial statement purposes in 2000, and a total gain of $8,370,626 for federal tax purposes in 2000.

          Due to the planned sale of the property related to the Partnership's investment in Holiday Village, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $1,562,844 as of December 31, 1999, was reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at December 31, 1999.

                                HOMETOWN VILLAGE
                                ----------------

          The Partnership defaulted on its purchase money note related to Hometown Villages Limited Partnership (Hometown Village) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,495,000 and $5,010,398, respectively. In March 2000, in exchange for a non- refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for a further non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4,

                                     III-21

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     2001. In January 2001, the Partnership's interest in Hometown Village was transferred to the noteholders. The transfer of the Partnership's interest in Hometown Village to the noteholders will result in gain on disposition of investments in Partnerships and in extraordinary gain from extinguishment of debt for financial statement purposes in 2001, and a gain for federal tax purposes in 2001.

          Due to the transfer of the Partnership's interest in Hometown Village, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $3,121,315 as of December 31, 2000, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2000.

                                JEWISH FEDERATION
                                -----------------

          The purchase money note related to Jewish Federation Apartments Associates (Jewish Federation), in the principal amount of $1,350,000, was due to mature on October 31, 1999. In 1997, the Managing General Partner entered into an agreement with the noteholder to extend the maturity date for five years, subject to the donation and transfer by the Local
     Partnership of an unimproved portion of the property to an entity affiliated with the local managing general partner and the noteholder. On May 21, 1999, the noteholder extended the maturity date of the purchase money note to April 30, 2000, and on April 24, 2000, the noteholder further extended the maturity date to April 30, 2001, to allow time for the donation and transfer to occur. In 2000, the local managing general partner received HUD approval for the donation and transfer of the unimproved portion of the property, and the transfer is expected to occur prior to April 30, 2001. Upon such transfer, the maturity date of the purchase money note will be extended to October 31, 2004, in accordance with the 1997 agreement.

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

                              MARY ALLEN WEST TOWER
                              ---------------------

          On July 30, 1999, the Partnership paid, in full, the purchase money note related to Galesburg Housing Partners (Mary Allen West Tower). The purchase money note was in the principal amount of $2,301,310

                                   MATTHEW XXV
                                   -----------

          The Partnership defaulted on its purchase money notes related to Diakonia Associates (Matthew XXV) on July 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,020,000 and $2,695,752, respectively. As of March 30, 2001, aggregate principal and accrued interest

                                     III-22

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

     of $1,020,000 and $3,304,286, respectively, were due. The Partnership is currently trying to negotiate a discounted payoff of the purchase money notes in conjunction with a possible sale of the property. In November 2000, the Local Partnership entered into a contract for sale with an affiliate of the local general partner (a not-for-profit entity) contingent upon, among other things, a satisfactory agreement with the noteholders regarding the purchase money notes. There is no assurance that a discounted payoff of the purchase money notes will be obtained, or that a sale of the property will occur.

                               PILGRIM TOWER EAST
                               ------------------

          The Partnership defaulted on its purchase money note related to Pilgrim Tower East Associates Limited Partnership (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of March 30, 2001, principal and accrued interest of $1,650,000 and $2,991,504, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note for five years, in exchange for a partial payment. Alternatively, the Local Managing General Partner has proposed selling the Partnership's interest in Pilgrim Tower East over a three- year period in exchange for the principal and accrued interest outstanding on the purchase money note and an annual payment on the purchase money note. There is no assurance that an extension will be obtained, or that a sale will occur.

                               PILGRIM TOWER NORTH
                               -------------------

          The Partnership defaulted on its purchase money note related to Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) on April 30, 2000 when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $12,480,569, respectively. As of March 30, 2001, principal and accrued interest of $2,165,000 and $14,264,135, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note for five years, in exchange for a partial payment. Alternatively, the Local Managing General Partner has proposed selling the Partnership's interest in Pilgrim Tower North over a three-year period in exchange for the principal and accrued interest outstanding on the purchase money note and an annual payment on the purchase money note. There is no assurance that an extension will be obtained, or that a sale will occur.

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

                                     III-23

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

          The transfer of the Partnership's interest in Redden Gardens to the noteholders resulted in an extraordinary gain from extinguishment of debt of $4,300,075 for financial statement purposes in 2000, and a total gain of $6,190,013 for federal tax purposes in 2000.

          Due to  the  transfer  of  the  Partnership's  interest  in the  Local
     Partnership to the noteholders, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $928,160 as of December 31, 1999, was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 1999.

                                 RIVERVIEW MANOR
                                 ---------------

          The Partnership defaulted on its purchase money notes related to Riverview Manor Company Limited Partnership (Riverview Manor) on September 30, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $740,000 and $1,853,014, respectively. As of March 30, 2001, aggregate principal and accrued interest of $740,000 and 2,058,366, respectively, were due. The Partnership is currently negotiating with the noteholders for a discounted payoff of the purchase money notes and has reached an agreement in principle which is being documented. There is no assurance that discounted payoff of the purchase money notes will be obtained.

                                 SCOVILLE CENTER
                                 ---------------

          The Partnership defaulted on its purchase money notes related to Beloit Housing Partners (Scoville Center) on October 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,400,000 and $2,123,397, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for a further non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. In January 2001, the Partnership's interest in Scoville Center was transferred to the noteholder. The transfer of the Partnership's interest in Scoville Center to the noteholders will result in gain on disposition of investments in partnerships and in extraordinary gain from extinguishment of debt of for financial statement purposes in 2001, and in a gain for federal tax purposes in 2001.

          Due to the transfer of the Partnership's interest in Scoville Center, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase cost, which totaled $918,448 as of December 31, 2000, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2000.

                                     III-24

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

                                 THORNWOOD HOUSE
                                 ---------------

          The Partnership defaulted on its purchase money notes related to Thornwood House Associates (Thornwood House) on August 30, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,775,000 and $3,218,691, respectively. In December 2000, the Partnership and noteholder agreed to extend the maturity date of the purchase money notes to August 30, 2004 in exchange for a payment which was applied to purchase money note interest.

                               TRADEWINDS TERRACE
                               ------------------

          The Partnership defaulted on its purchase money note related to Tradewinds West LDHA Limited Partnership (Tradewinds Terrace) on December 3, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $925,000 and $1,228,429, respectively. As of March 30, 2001, principal and accrued interest of $925,000 and $1,338,136, respectively, were due. The Partnership is currently negotiating an extension of the purchase money note for up to five years. There is no assurance that an extension will be obtained.

                                   VALLEY VIEW
                                   -----------

          The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $920,000 and $1,788,829, respectively. As of March 30, 2001, principal and accrued interest of $920,000 and $1,990,151, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of March 30, 2001. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by January 2001. There is no assurance that any settlement will be finalized, or that the Partnership will be able to retain its interest in Valley View.

          Due to the impending transfer of the Partnership's interest in Valley View, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $37,315 as of December 31, 2000, has been reclassified to investment in partnerships held in escrow in the accompanying balance sheet at December 31, 2000.

                                WELLINGTON WOODS
                                ----------------

          The Partnership defaulted on its purchase money notes related to Clarkson Associates of Wellington Woods Limited Partnership (Wellington Woods) on December 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $485,000 and $2,169,679, respectively. As of March 30, 2001, aggregate principal and accrued interest of $485,000 and $2,604,436,

                                     III-25

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

     respectively, were due. The Partnership had been negotiating with the noteholders to extend the maturity date of the purchase money note for five years, in exchange for a partial payment. However, one of the noteholders sued for foreclosure. There is no assurance the Partnership will be able to retain its interest in Wellington Woods.

          In August, 2000, one of the purchase money noteholders sued the Partnership for damages and foreclosure of the security interests in the Wellington Woods Local Partnership. The Partnership promptly offered to tender its interest in Wellington Woods in settlement and prepared settlement documents for review by plaintiff's counsel. Four month later, plaintiffs counsel decided to pursue the litigation instead of settlement, so the Partnership retained local counsel. At a preliminary hearing, in January 2001, the judge refused to issue a scheduling order for trial, instead setting a settlement conference in his chambers for late March. Subsequently, the plaintiff and the second purchase money noteholder filed an amended complaint alleging, among other things, fraud for failing to set aside reserves to pay the purchase money notes. If the plaintiffs refuse to settle for the rendered collateral (which is all they are entitled to in the Partnership's view, because the notes are non-recourse), the Partnership intends to contest the allegations.

                                WESTPORT VILLAGE
                                ----------------

          The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of March 30, 2001, principal and accrued interest of $840,000 and $1,798,569, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of March 30, 2001. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by early January 2001. There is no assurance that any settlement will be finalized, or that the Partnership will be able to retain its interest in Westport Village.

          Due to the impending transfer of the Partnership's interest in Westport Village, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $46,989 as of December 31, 2000, has been reclassified to investment in partnerships held in escrow in the accompanying balance sheet at December 31, 2000.

                                 WOLLASTON MANOR
                                 ---------------

          The Partnership defaulted on its purchase money notes related to Wollaston Manor Associates (Wollaston Manor) on October 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,125,000 and $4,111,380, respectively. A contract for the sale of the property was signed in January 2000. On December 28, 2000, Wollaston Manor was sold. Proceeds received

                                     III-26

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

     by the Partnership from the sale of the property were used to pay off, at a discount, the purchase money note related to Wollaston Manor. The sale of Wollaston Manor resulted in gain on disposition of investments in partnerships of $4,135,937 and in extraordinary gain from extinguishment of debt of $2,518,332 for financial statement purposes in 2000, and in a total gain of $8,868,806 for federal tax purposes in 2000. In January 2001, the Managing General Partner was paid a disposition fee of $186,682 relating to the sale.

          Due to the sale of the property related to the Partnership's investment in Wollaston Manor, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $913,360 as of December 31, 1999, was reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at December 31, 1999.

     b.   INTERESTS IN PROFITS, LOSSES AND CASH DISTRIBUTIONS MADE BY LOCAL
          -----------------------------------------------------------------
            PARTNERSHIPS
            ------------

          The Partnership has an 89.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invests in the Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2000 and 1999, the Partnership received cash distributions from the rental operations of the Local Partnerships totaling $1,499,706 and $1,158,508, respectively. As of December 31, 2000 and 1999, 25 and 29, respectively, of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amount of $3,050,423 and $3,472,944, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

          The cash distributions to the Partnership from the operations of the rental properties may be limited by the Agencies' regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are generally required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property.

          Upon sale or refinancing of a property owned by a Local Partnership, or upon liquidation of a Local Partnership, the proceeds from such sale, refinancing or liquidation shall be distributed in accordance with the respective provisions of each Local Partnership's partnership agreement. In accordance with such provisions, the Partnership would receive from such proceeds its respective percentage interest of any remaining proceeds, after payment of (i) all debts and liabilities of the Local Partnership and certain other items, (ii) the Partnership's capital contributions plus certain specified amounts as outlined in each partnership agreement, and
     (iii) certain special distributions to the general partners and related entities of the Local Partnership.

                                     III-27

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

     c.   ADVANCES TO LOCAL PARTNERSHIPS
          ------------------------------

                               LAKES OF NORTHDALE
                               ------------------

          To cover operating deficits incurred in prior years by Lakes of Northdale, the Partnership advanced funds totaling $54,500 as of both December 31, 2000 and 1999. No advances have been made to Lakes of Northdale since September 1989. These non-interest bearing advances are payable from cash flow of Lakes of Northdale after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. For financial reporting purposes, these advances have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

     d.   PROPERTY MATTERS
          ----------------

                                  GARDEN COURT
                                  ------------

          On December 31, 1998, Garden Court Associates Limited Partnership sold the Garden Court property. The net proceeds to the Partnership of $50,000 were received on March 2, 1999.

                                 WOLLASTON MANOR
                                 ---------------

          On December 28, 2000, Wollaston Manor was sold. See Note 2.a. hereof for further information concerning this sale.

     e.   AFFORDABLE HOUSING LEGISLATION
          ------------------------------

          Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments (HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. Current legislation allows all expired Section 8 HAP contracts with rents at less than 100% of fair market rents to be renewed for one year. Expiring Section 8 HAP contracts with rents that exceed 100% of fair market rents could be renewed for one year, but at rents reduced to 100% of fair market rents (Mark-to- Market). All expiring Section 8 HAP contracts with rents exceeding comparable market rents, and properties with mortgage loans insured by the Federal Housing Administration (FHA), became subject to the Mark-to-Market legislation.

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

          Five properties in which the Partnership is invested as of December 31, 2000, may be affected by the Mark-to-Market program, since they have
     Section 8 HAP contracts which, as extended, will expire in 2001. A Mark-to-Market restructuring is pending for

                                     III-28

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Crescent Gardens. Glenridge Gardens, Pilgrim Tower North, and Tradewinds Terrace renewed their Section 8 HAP contracts, to expire in 2001. Cottonwood Park did not renew its Section 8 HAP contract for six units when it expired in 1999. All five properties have related purchase money notes which have matured, as discussed in Note 2.a. However, the Mark-to-Market program is currently set to expire in September 2001, so there can be no assurance of what may happen thereafter.

          With the uncertainty of continued project-based subsidies for properties with expiring Section 8 HAP contracts, there is no assurance that these rental properties will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in and advances to Local Partnerships at this time. As of December 31, 2000, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2001 was $3,555,809.

          Under HUD's more recent "Mark-up-to-Market" program, properties with expiring Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined Interest Subsidy Adjustment Factor. The purpose of this program is to provide incentives to owners of properties with expiring Section 8 HAP contracts not to convert these properties to market rate housing.

          In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 HAP contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to-Market program will receive increased cash flow as the limited dividend will be increased in an amount equal to the increase in gross revenues.

     f.   SUMMARIZED FINANCIAL INFORMATION
          --------------------------------

          Combined balance sheets and combined statements of operations for the 32 and 35 Local Partnerships in which the Partnership is invested as of December 31, 2000 and 1999, respectively, follow. The combined statement of operations for the year ended December 31, 2000, includes information for three Local Partnerships through the dates of sale or transfer.

                                     III-29

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                             COMBINED BALANCE SHEETS


                                                                                         DECEMBER 31,
                                                                                -----------------------------
                                                                                    2000             1999
                                                                                ------------     ------------
          Rental property, at cost, net of accumulated depreciation
            of $101,956,176 and $102,116,657, respectively                      $ 83,619,803     $ 93,933,216
          Land                                                                    11,876,312       13,220,178
          Other assets                                                            35,918,365       36,095,941
                                                                                ------------     ------------

              Total assets                                                      $131,414,480     $143,249,335
                                                                                ============     ============


          Mortgage notes payable                                                $ 97,159,612     $106,839,962
          Other liabilities                                                       16,697,947       16,471,344
                                                                                ------------     ------------

              Total liabilities                                                  113,857,559      123,311,306

          Partners' capital                                                       17,556,921       19,938,029
                                                                                ------------     ------------

              Total liabilities and partners' capital                           $131,414,480     $143,249,335
                                                                                ============     ============



                        COMBINED STATEMENTS OF OPERATIONS

                                                                                     For the years ended
                                                                                         DECEMBER 31,
                                                                                ----------------------------
                                                                                    2000            1999
                                                                                -----------      -----------
          Revenue:
            Rental                                                              $34,720,504      $34,795,898
            Other, principally interest                                           2,753,477        2,347,065
                                                                                -----------      -----------

               Total revenue                                                     37,473,981       37,142,963
                                                                                -----------      -----------


          Expenses:
            Operating and other                                                  22,770,250       23,001,277
            Interest                                                              5,518,211        5,592,073
            Depreciation                                                          7,002,570        7,258,015
            Amortization                                                            103,872          131,323
                                                                                -----------      -----------

               Total expenses                                                    35,394,903       35,982,688
                                                                                -----------      -----------

          Net income                                                            $ 2,079,078      $ 1,160,275
                                                                                ===========      ===========

     g.   RECONCILIATION OF THE LOCAL PARTNERSHIPS' FINANCIAL STATEMENT
          -------------------------------------------------------------
            NET INCOME TO TAXABLE INCOME
            ----------------------------

          For federal income tax purposes, the Local Partnerships report on a basis whereby: (i) certain revenue and the related assets are recorded when received rather than when earned; (ii) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (iii) a shorter life is used to compute depreciation on the property as permitted by Internal Revenue Service (IRS) regulations. These returns are subject to examination and, therefore, possible adjustment by the IRS.


                                     III-30

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

          A reconciliation of the Local Partnerships' financial statement net income reflected above to taxable income follows.

                                                                                        DECEMBER 31,
                                                                                ---------------------------
                                                                                   2000             1999
                                                                                ----------       ----------
          Financial statement net income                                        $2,079,078       $1,160,275

          Adjustments:
            Difference in tax depreciation using accelerated methods,
              net of depreciation on construction period expenses
              capitalized for financial statement purposes                       4,557,510          847,790

            Miscellaneous, net                                                    (223,754)         416,553
                                                                                ----------       ----------

          Taxable income                                                        $6,412,834       $2,424,618
                                                                                ==========       ==========


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and acquisition of the interests in the Local Partnerships. The fee amounted to $1,470,000, which is equal to two percent of the Additional Limited Partners' capital contributions to the Partnership. The acquisition fee was capitalized and is being amortized over a 40-year period using the straight-line method.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2000 and 1999, the Partnership paid $259,577 and $175,448, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee), after all other expenses of the Partnership are paid. The amount of the Management Fee shall not exceed 0.25% of invested assets, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year, as follows:

     (i) First, on a monthly basis as an operating expense before any distributions to limited partners in an annual amount equal to $375,000; and

    (ii) Second, after distributions to the limited partners in the amount of one percent of the gross proceeds of the offering, the balance of such 0.25% of invested assets.

For each of the years ended December 31, 2000 and 1999, the Partnership paid the Managing General Partner a Management Fee of $375,000.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it

                                     III-31

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS - Continued

owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fee was earned by the Managing General Partner or its affiliates for the year ended December 31, 1999. In January 2001, the Managing General Partner was paid a disposition fee of $186,682 relating to the sale of Wollaston Manor on December 28, 2000.


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS

     All profits and losses prior to the first date on which Additional Limited Partners were admitted were allocated 98.49% to the Initial Limited Partner and 1.51% to the General Partners. Upon admission of the Special Limited Partner and the Additional Limited Partners, the interest of the Initial Limited Partner was reduced to 0.49%. The interest of the Additional Limited Partners is 97% and the interest of the Special Limited Partner is one percent. The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale of a Local Partnership interest or sale or refinancing of the Local Partnership's rental properties which are not reinvested shall be distributed and applied as follows:

      (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliates; such debts and liabilities, in the case of a non-liquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
     (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
    (iii) except in the case of a refinancing, to each partner in an amount equal to the positive balance in his capital account as of the date of the sale, adjusted for operations and distributions to that date, but before allocation of any profits for tax purposes realized from such sale and allocated pursuant to the Partnership Agreement;
     (iv) to the limited partners (A) an aggregate amount of proceeds from sale or refinancing and all prior sales or refinancings equal to their capital contributions, without reduction for prior cash distributions other than prior distributions of sale and refinancing proceeds, plus
          (B) an additional amount equal to a cumulative non-compounded six percent return on each limited partner's capital contribution, reduced, but not below zero, by (1) an annual amount equal to 50% of the losses for tax purposes plus tax credits allocated to such limited partner and (2) distributions of net cash flow to each limited partner, such return, losses for tax purposes and net cash flow distributions commencing on the first day of the month in which the capital contribution was made;
      (v) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate of the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
     (vi) to the General Partners in the amount of their capital contributions;
    (vii) thereafter, for their services to the Partnership, in equal shares to certain general partners, (or their designees) an aggregate fee of one percent of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such one percent fee was not paid to the General Partners or their designees; and,

                                     III-32

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued
     -----------------------------------------------

   (viii) the remainder, 12% in the aggregate to the General Partners (or their assignees), three percent to the Special Limited Partner and 85% in the aggregate to the Initial Limited Partner and the Additional Limited Partners (or their assignees) in accordance with their respective partner interests.

     Fees payable to certain general partners (or their designees) under (vii) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment properties, shall not in the aggregate exceed the lesser of the competitive rate or six percent of the sales price of the apartment properties.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fee was earned by the Managing General Partner or its affiliates for the year ended December 31, 1999. In January 2001, the Managing General Partner was paid a disposition fee relating to the sale of Wollaston Manor of $186,682 on December 28, 2000.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, one percent to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% in the aggregate to the General Partners after payment of the Management Fee, (see Note 3), as specified in the Partnership Agreement. On November 5, 1999, the Partnership made a cash distribution of $733,670 ($10.00 per Unit) to the Additional Limited Partners out of available cash flow.

     As defined in the Partnership Agreement, after the payment of distributions to Additional Limited Partners as described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2000 and 1999. The Managing General Partner intends to reserve all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
     -----------------------------------------------------------
       INCOME (LOSS) TO TAXABLE INCOME (LOSS)
       --------------------------------------

     For federal income tax purposes, the Partnership reports on a basis whereby: (i) certain expenses are amortized rather than expensed when incurred;
(ii) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations and (iii) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2.g.), including losses in excess of related investment amounts. These returns are subject to audit and, therefore, possible adjustment by the IRS. In addition, adjustments arising from the amortization of discount on the Partnership's purchase money notes for financial reporting purposes are eliminated for income tax purposes (see Note 2.a.).

                                     III-33

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
     -----------------------------------------------------------
       INCOME (LOSS) TO TAXABLE INCOME (LOSS) - Continued
       --------------------------------------

     A reconciliation of the Partnership's financial statement net income (loss) to taxable income (loss) follows.

                                                                                     For the years ended
                                                                                         DECEMBER 31,
                                                                                -----------------------------
                                                                                    2000             1999
                                                                                ------------     ------------
Financial statement net income (loss)                                           $  8,597,588     $(15,143,007)

Adjustments:
  Difference  between  taxable income (loss) and financial  statement net income
    (loss) related to the Partnership's equity
    in the Local Partnerships' income or losses                                    7,150,280       (1,763,321)

  Costs amortized over a shorter period for income tax purposes                       33,436          (71,756)

  Difference in interest expense due to interest
    for consolidated partnerships and amortization of discount                       351,344        5,288,707

  Difference between taxable interest income
    and financial statement interest income                                        1,418,230        1,135,779
                                                                                ------------     ------------

Taxable income (loss)                                                           $ 17,550,878     $(10,553,598)
                                                                                ============     ============



                                      # # #

                                     III-34