Form 10QSB
period 2001-03-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2001-05-11
CIK 740371

--------------------------------------------------------------------------------






                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------



                                   FORM 10-QSB


                               ------------------



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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

                                 (301) 468-9200


                               ------------------





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No o






--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2001




                                                                           Page
                                                                           ----
Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets
               - March 31, 2001 and December 31, 2000......................   1

           Consolidated Statements of Operations and Accumulated Losses
               - for the three months ended March 31, 2001 and 2000........   2

           Consolidated Statements of Cash Flows
               - for the three months ended March 31, 2001 and 2000........   3

           Notes to Consolidated Financial Statements
               - March 31, 2001 and 2000...................................   4

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................  18


PART II - OTHER INFORMATION

Item 3.    Defaults upon Senior Securities.................................  23

Item 5.    Other Information...............................................  23

Item 6.    Exhibits and Reports on Form 8-K................................  24

Signature..................................................................  25

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS



                                                                                        March 31,      December 31,
                                                                                          2001            2000
                                                                                      -------------    ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  26,358,979    $  26,150,075
Investment in partnerships held for sale ..........................................         474,054          474,054
Investment in partnerships held in escrow .........................................         120,551        4,160,314
Cash and cash equivalents .........................................................       8,204,381        8,049,221
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $343,703 and $338,458, respectively ..........         495,591          500,837
Property purchase costs,
  net of accumulated amortization of $280,490 and $276,267, respectively ..........         395,190          399,413
Sales proceeds receivable .........................................................            --          1,545,628
Other assets ......................................................................           2,146             --
                                                                                      -------------    -------------

      Total assets ................................................................   $  36,050,892    $  41,279,542
                                                                                      =============    =============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  30,780,081    $  34,535,081
Accrued interest payable ..........................................................      95,498,329      103,424,862
Accounts payable and accrued expenses .............................................         109,242          474,328
                                                                                      -------------    -------------

      Total liabilities ...........................................................     126,387,652      138,434,271
                                                                                      -------------    -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................      (8,388,540)      (8,388,540)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (147,888,826)    (154,706,795)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (90,336,760)     (97,154,729)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  36,050,892    $  41,279,542
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                                                For the three months ended
                                                                                         March 31,
                                                                              ------------------------------
                                                                                   2001              2000
                                                                              -------------    -------------
Share of income from partnerships .........................................   $     469,419    $     437,303
                                                                              -------------    -------------

Other revenue and  expenses:

  Revenue:
    Interest ..............................................................         100,641          103,743
                                                                              -------------    -------------

  Expenses:
    Interest ..............................................................       2,660,508        3,158,780
    Management fee ........................................................          93,750           93,750
    General and administrative ............................................          80,517           67,102
    Professional fees .....................................................          42,625           29,661
    Amortization of deferred costs ........................................           9,469           11,812
                                                                              -------------    -------------

                                                                                  2,886,869        3,361,105

      Total other revenue and expenses ....................................      (2,786,228)      (3,257,362)
                                                                              -------------    -------------

Loss before extraordinary gain from extinguishment of debt ................      (2,316,809)      (2,820,059)

Extraordinary gain from extinguishment of debt ............................       9,134,778             --
                                                                              -------------    -------------

Net income (loss) .........................................................       6,817,969       (2,820,059)

Accumulated losses, beginning of period ...................................    (154,706,795)    (163,304,383)
                                                                              -------------    -------------

Accumulated losses, end of period .........................................   $(147,888,826)   $(166,124,442)
                                                                              =============    =============


Net income (loss) allocated to General Partners (1.51%) ...................   $     102,951    $     (42,583)
                                                                              =============    =============

Net income (loss) allocated to Initial and Special Limited Partners (1.49%)   $     101,588    $     (42,019)
                                                                              =============    =============

Net income (loss) allocated to Additional Limited Partners (97%) ..........   $   6,613,430    $  (2,735,457)
                                                                              =============    =============

Net income (loss) per unit of Additional Limited Partner Interest
  based on 73,500 units outstanding .......................................   $       89.98    $      (37.22)
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    For the three months ended
                                                                                             March 31,
                                                                                   ---------------------------
                                                                                      2001            2000
                                                                                   -----------    ------------
Cash flows from operating activities:
  Net income (loss) ............................................................   $ 6,817,969    $(2,820,059)

  Adjustments  to  reconcile  net  income  (loss) to net cash used in  operating activities:
    Share of income from partnerships ..........................................      (469,419)      (437,303)
    Amortization of discount on purchase money notes ...........................          --           42,968
    Amortization of deferred costs .............................................         9,469         11,812
    Extraordinary gain from extinguishment of debt .............................    (9,134,778)          --

    Changes in assets and liabilities:
      Increase in other assets .................................................        (2,146)       (61,227)
      Increase in accrued interest payable .....................................     2,660,508      3,115,812
      Payment of purchase money note interest ..................................       (17,500)       (22,709)
      Decrease in accounts payable and accrued expenses ........................      (365,086)       (87,000)
                                                                                   -----------    -----------

        Net cash used in operating activities ..................................      (500,983)      (257,706)
                                                                                   -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ...................................       260,515        325,667
  Decrease in sales proceeds receivable ........................................     1,545,628           --
                                                                                   -----------    -----------

        Net cash provided by investing activities ..............................     1,806,143        325,667
                                                                                   -----------    -----------

Cash flows from financing activities:
  Payment of purchase money note principal .....................................    (1,150,000)          --
                                                                                   -----------    -----------

Net increase in cash and cash equivalents ......................................       155,160         67,961

Cash and cash equivalents, beginning of period .................................     8,049,221      7,607,687
                                                                                   -----------    -----------

Cash and cash equivalents, end of period .......................................   $ 8,204,381    $ 7,675,648
                                                                                   ===========    ===========


                          The accompanying notes are an
                       integral part of these consolidated
                              financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of March 31, 2001, and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the interim period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2000.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $30,780,081 plus aggregate accrued interest of $95,498,329 as of March 31, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The maturity dates of the purchase money notes related to the following properties were extended during 2001 and 2000.

                                                  Original       Extended
     Property                     Principal       Maturity       Maturity
     --------                    -----------      --------       --------
     Glenridge Gardens           $   690,000      08/01/99       01/01/01
     Chippewa County                 860,000      08/01/99       01/04/01 (2)
     Hometown Village              1,495,000      08/01/99       01/04/01 (1)
     Scoville Center               1,400,000      10/01/99       01/04/01 (1)
     Jewish Federation             1,350,000      10/31/99       10/31/04
     Harborview Apartments         3,000,000      08/01/99       08/01/04
     Cedar Point                   1,320,000      08/30/99       08/30/04
     Thornwood House               1,775,000      08/30/99       08/30/04
     Highland Village              1,100,000      10/31/99       10/31/04


     (1)  Transferred to the noteholder on January 4, 2001.
     (2)  Paid off at a discount on January 4, 2001.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The purchase money notes related to the following properties have matured and have not been paid or extended as of May 11, 2001.

         Property                            Principal          Maturity
         --------                           ----------          --------
         De Angelis Manor                   $1,015,000          07/01/99
         Matthew XXV                         1,020,000          07/01/99
         Crescent Gardens                      434,000          07/31/99
         Riverview Manor                       740,000          09/30/99
         Canonsburg House                    1,540,000          12/01/99
         Char House                          1,530,000          12/01/99
         Liberty Tower                       1,440,000          12/01/99
         Pilgrim Tower East                  1,650,000          12/01/99
         Wellington Woods                      485,000          12/01/99
         Tradewinds Terrace                    925,000          12/03/99
         Pilgrim Tower North                 2,165,000          04/30/00
         Cottonwood Park                       975,000          01/01/01 (3)
         Valley View                           920,000          01/01/01 (3)
         Westport Village                      840,000          01/01/01 (3)
         Glenridge Gardens                     690,000          01/01/01

     (3)  Extended in accordance with the forbearance agreement.

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2000 or 2001.

     Property                 Principal          Date            Disposition
     --------                ----------       ----------         -----------
     Holiday Village         $1,370,000       July 2000           Paid off
     Redden Gardens           1,330,000       September 2000      Transferred
     Wollaston Manor          2,125,000       December 2000       Paid off
     Chippewa County            860,000       January 2001        Paid off
     Hometown Village         1,495,000       January 2001        Transferred
     Scoville Center          1,400,000       January 2001        Transferred

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through March 31, 2002, and which remain unpaid or unextended as of May 11, 2001. Excluded from the following chart are purchase money notes which matured through March 31, 2001, and which have been paid off, cancelled, or extended on or before May 11, 2001.



                                                                        Aggregate                 Carrying Amount
                                                Aggregate                Accrued                  of Partnership's
                                                Principal               Interest                  Investments in
                    Number of                    Balance                 Balance                  and Advances to
   Purchase        Underlying                     as of                   as of                   Underlying Local
  Money Note         Local       Percentage       March     Percentage    March      Percentage  Partnerships as of   Percentage
(PMN) Maturity    Partnerships    of Total      31, 2001     of Total    31, 2001     of Total     March 31, 2001      of Total
--------------    ------------   ----------   -----------   ---------- ------------  ----------  ------------------   ----------
3rd Quarter 1999        7             24%     $ 5,944,000        19%   $16,727,122          18%       $ 9,003,295           34%
4th Quarter 1999        6             20%       7,570,000        25%    22,201,590          23%         4,437,886           17%
2nd Quarter 2000        1              3%       2,165,000         7%    14,283,248          15%         2,513,745            9%
1st Quarter 2001        1              3%         690,000         2%     2,342,895           2%                --           --
                     ----          -----      -----------      ----    -----------       -----        -----------        -----

Total through
 3/31/2002             15            50%      $16,369,000        53%   $55,554,855          58%       $15,954,926 (1)       60%
                     ====         =====       ===========      ====    ===========       =====        ===========        =====

Total, Local
  Partnerships         30 (2)       100%      $30,780,081       100%   $95,498,329         100%       $26,797,337 (1)      100%
                     ====         =====       ===========      ====    ===========       =====        ===========        =====

(1) Includes $438,358 for the partnership reported as investment in partnership held for sale on the consolidated balance sheets at March 31, 2001, and December 31, 2000.
(2) Twenty-four of the 30 Local Partnerships have related purchase money note obligations.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 30 Local Partnerships in which the Partnership is invested as of March 31, 2001, the 15 Local Partnerships with associated purchase money notes which mature through March 31, 2002 and which remain unpaid or unextended as of May 11, 2001, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                               Percentage of Total       Partnership's Share of
                             Distributions Received           Income from
     For the Year Ended      from Local Partnerships      Local Partnerships
     ------------------      -----------------------    ----------------------

     December 31, 2000                18%                       $647,659
     December 31, 1999                18%                       $431,365

     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2001 and 2000 was $2,660,508 and $3,158,780, respectively. Amortization of discount on purchase money notes increased interest expense for the three month periods ended March 31, 2001 and 2000 by $0 and $42,968, respectively. The accrued interest on the purchase money notes of $95,498,329 and $103,424,862 as of March 31, 2001 and December 31, 2000,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                 Canonsburg House, Char House, and Liberty Tower
                 -----------------------------------------------

     The Partnership defaulted on its six purchase money notes related to Canonsburg Housing Associates Limited Partnership (Canonsburg House), Char House Highrise Association Limited Partnership (Char House), and Liberty Tower Associates Limited Partnership (Liberty Tower) on December 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $4,510,000 and $12,951,810, respectively. As of May 11, 2001, aggregate principal and accrued interest of $4,510,000 and $15,480,463, respectively, were due. The Partnership tried to negotiate to extend the maturity date of the purchase money notes for up to five years. However, on September 8, 2000, the Partnership received service of three suits by the noteholder of one of the notes with respect to each of the three partnerships for foreclosure on the Partnership's interests. The Partnership filed its answers on October 24, 2000, although it continues to negotiate with the plaintiff. If no resolution is reached, hearings will likely be scheduled in 2001. No action has been taken to date by the holders of the three smaller purchase money notes. There is no assurance that an extension will be obtained, or that the Partnership will be able to retain its interest in these three properties.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Chippewa County
                                 ---------------

     The Partnership defaulted on its purchase money note related to Chippewa County Housing Partners (Chippewa County) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $860,000 and $2,297,462, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for a further non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. In January 2001, the Partnership paid off the note at a discount. The discounted payoff resulted in extraordinary gain from extinguishment of debt of $2,164,719 for financial statement purposes in 2001, and in cancellation of indebtedness income of approximately $3.3 million for federal tax purposes in 2001.

                                 Cottonwood Park
                                 ---------------

     The Partnership defaulted on its purchase money note related to Shawnee Heights Limited Partnership (Cottonwood Park) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $975,000 and $2,576,421, respectively. As of May 11, 2001, principal and accrued interest of $975,000 and $3,170,860, respectively, were due. In May 2000, the noteholders filed suit to foreclose on the Partnership's interest in Cottonwood Park. However, the parties negotiated a forbearance agreement, which allowed for a possible sale of the property prior to January 31, 2001. If the property was not sold, or if the purchase money note was not otherwise paid prior to that date, the noteholders could file a confessed judgment and thereby take title to the Partnership's interest in Cottonwood Park. The noteholders recently informed the Partnership that they will not take the Partnership's interest while they explore sale of the property under a contract signed in February 2000. If the sale is completed, the noteholders will receive the Partnership's net sale proceeds in full satisfaction of their note, in lieu of foreclosure. Currently, the property is scheduled to be sold in May 2001. There is no assurance that the sale (and the discounted purchase money note payoff) will occur.

     Due to the impending sale of the property related to the Partnership's investment in Cottonwood Park, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $474,054, has been reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000.

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extends the maturity date up to July 31, 2004, subject to semi-annual interest payments, and reduces the interest rate of the First Crescent Note. The Partnership has been

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.       INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of May 11, 2001, principal and accrued interest of $434,000 and $1,168,592, respectively, were due on the Second Crescent Note. In addition, the local managing general partner has an offer to purchase the property from a not-for-profit entity. However, the property is in the Mark-to-Market program, and it is likely that a restructuring commitment will be entered into, which would inhibit the local managing general partner's ability to sell this property. There is no assurance that a sale will occur.

                                De Angelis Manor
                                ----------------

     The Partnership defaulted on its purchase money notes related to Natick Associates (De Angelis Manor) on July 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,015,000 and $2,670,689, respectively. As of May 11, 2001, aggregate principal and accrued interest of $1,015,000 and $3,319,302, respectively, were due. The Partnership is currently trying to negotiate a discounted payoff of the purchase money notes. There is no assurance that a discounted payoff of the purchase money notes will be obtained.

                                Glenridge Gardens
                                -----------------

     The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,928,809, respectively. On June 16, 2000, the Partnership and noteholder agreed to extend the maturity date of the purchase money note to January 2001, in exchange for a payment which was applied to the purchase money note principal balance. Under the extension agreement, documents transferring the Partnership's interest in Glenridge Gardens to the noteholder were placed in escrow to be released to the noteholder upon a future default by the Partnership. As of May 11, 2001, the purchase money noteholder has not taken action to transfer the Partnership's interest in Glenridge Gardens.

     Due to the possible transfer of the Partnership's interest in the Local Partnership to the noteholder, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $36,247, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000.

                                Highland Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Highland Village Associates (Highland Village) on October 31, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,100,000 and $4,123,565, respectively. In April 2001, the Partnership and the noteholders agreed to extend the maturity date of the purchase money notes to October 31, 2004. The noteholders retain the right to accelerate the maturity date of the notes on six months' notice. The local managing general partner and the noteholders are jointly exploring various options to refinance with the

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Massachusetts Housing Finance Agency (MHFA) the HUD Section 236 interest rate subsidized mortgage loan related to this property. The Partnership and its affiliated general partner will likely not retain any consent rights to approve any sale, refinancing or other restructuring. There is no assurance that refinancing of the mortgage loan will occur.

                                Hometown Village
                                ----------------

     The Partnership defaulted on its purchase money note related to Hometown Villages Limited Partnership (Hometown Village) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,495,000 and $5,010,398, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for a further non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. In January 2001, the Partnership's interest in Hometown Village was transferred to the noteholders. The transfer of the Partnership's interest in Hometown Village to the noteholders resulted in extraordinary gain from extinguishment of debt of $4,271,262 for financial statement purposes in 2001, and in cancellation of indebtedness income of approximately $7.9 million for federal tax purposes in 2001.

     Due to the transfer of the Partnership's interest in Hometown Village, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $3,121,315, was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2000.

                                Jewish Federation
                                -----------------

     The purchase money note related to Jewish Federation Apartments Associates (Jewish Federation), in the principal amount of $1,350,000, was due to mature on October 31, 1999. In 1997, the Managing General Partner entered into an agreement with the noteholder to extend the maturity date for five years, subject to the donation and transfer by the Local Partnership of an unimproved portion of the property to an entity affiliated with the local managing general partner and the noteholder. On May 21, 1999, the noteholder extended the maturity date of the purchase money note to April 30, 2000, and on April 24, 2000, the noteholder further extended the maturity date to April 30, 2001, to allow time for the donation and transfer to occur. In 2000, the local managing general partner received HUD approval for the donation and transfer of the unimproved portion of the property, and the transfer took place effective March 30, 2001. Upon such transfer, the maturity date of the purchase money note was extended to October 31, 2004, in accordance with the 1997 agreement.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                   Matthew XXV
                                   -----------

     The Partnership defaulted on its purchase money notes related to Diakonia Associates (Matthew XXV) on July 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,020,000 and $2,695,752, respectively. As of May 11, 2001, aggregate principal and accrued interest of $1,020,000 and $3,349,162, respectively, were due. The Partnership is currently trying to negotiate a discounted payoff of the purchase money notes. There is no assurance that a discounted payoff of the purchase money notes will be obtained.

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower East Associates Limited Partnership (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of May 11, 2001, principal and accrued interest of $1,650,000 and $3,017,340, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note for five years, in exchange for a partial payment. Alternatively, the Partnership is negotiating to sell the Partnership's interest in Pilgrim Tower East to the noteholder over a three-year period in exchange for the principal and accrued interest outstanding on the purchase money note and an annual payment on the purchase money note. There is no assurance that an extension will be obtained, or that a sale will occur.

                               Pilgrim Tower North
                               -------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) on April 30, 2000 when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $12,480,569, respectively. As of May 11, 2001, principal and accrued interest of $2,165,000 and $14,517,008, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note for five years, in exchange for a partial payment. Alternatively, the Partnership is negotiating to sell the Partnership's interest in Pilgrim Tower North to the noteholder over a three-year period in exchange for the principal and accrued interest outstanding on the purchase money note and an annual payment on the purchase money note. There is no assurance that an extension will be obtained, or that a sale will occur.

                                 Riverview Manor
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Riverview Manor Company Limited Partnership (Riverview Manor) on September 30, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $740,000 and $1,853,014, respectively. As of May 11, 2001, aggregate principal and accrued interest of $740,000 and 2,074,839, respectively, were due. The Partnership is currently negotiating with the noteholders for a discounted payoff of the purchase money notes and has reached an agreement in principle which is being documented. There is no assurance that discounted payoff of the purchase money notes will be obtained.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Scoville Center
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Beloit Housing Partners (Scoville Center) on October 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,400,000 and $2,123,397, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for a further non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. In January 2001, the Partnership's interest in Scoville Center was transferred to the noteholder. The transfer of the Partnership's interest in Scoville Center to the noteholders resulted in extraordinary gain from extinguishment of debt of $2,698,797 for financial statement purposes in 2001, and in a cancellation of indebtedness income of approximately $5.9 million for federal tax purposes in 2001.

     Due to the transfer of the Partnership's interest in Scoville Center, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase cost, which totaled $918,448, was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2000.

                               Tradewinds Terrace
                               ------------------

     The Partnership defaulted on its purchase money note related to Tradewinds West LDHA Limited Partnership (Tradewinds Terrace) on December 3, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $925,000 and $1,228,429, respectively. As of May 11, 2001, principal and accrued interest of $925,000 and $1,335,812, respectively, were due. The Partnership is currently negotiating a discounted payoff of the purchase money note. There is no assurance that a discounted payoff will be obtained.

                                   Valley View
                                   -----------

     The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $920,000 and $1,788,829, respectively. As of May 11, 2001, principal and accrued interest of $920,000 and $2,005,269, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of May 11, 2001. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by January 2001. There is no assurance that any settlement will be finalized.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Due to the impending transfer of the Partnership's interest in Valley View, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $37,315, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000.

                                Wellington Woods
                                ----------------

     The Partnership defaulted on its purchase money notes related to Clarkson Associates of Wellington Woods Limited Partnership (Wellington Woods) on December 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $485,000 and $2,169,679, respectively. As of May 11, 2001, aggregate principal and accrued interest of $485,000 and $2,646,883, respectively, were due. The Partnership had been negotiating with the noteholders to extend the maturity date of the purchase money note for five years, in exchange for a partial payment.

     In August, 2000, one of the purchase money noteholders sued the Partnership for damages and foreclosure of the security interests in the Wellington Woods Local Partnership. Subsequently, the plaintiff and the second purchase money noteholder filed an amended complaint. In late April 2001, the parties agreed in principle to a settlement involving extension of the maturity date of the purchase money notes to January 2, 2004, in exchange for a partial payment. The Partnership's interest in the Local Partnership will be held in escrow. The noteholders will have an option to acquire the interest after the extended maturity date of the notes for their then current balances. The settlement documents are being negotiated. There can be no assurance that the settlement will be consummated.

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of May 11, 2001, principal and accrued interest of $840,000 and $1,812,273, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of May 11, 2001. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property was not sold and/or the notes were not repaid by early January 2001. There is no assurance that any settlement will be finalized.

     Due to the impending transfer of the Partnership's interest in Westport Village, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $46,989, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Wollaston Manor
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Wollaston Manor Associates (Wollaston Manor) on October 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $2,125,000 and $4,111,380, respectively. A contract for the sale of the property was signed in January 2000. On December 28, 2000, Wollaston Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the purchase money notes related to Wollaston Manor. The sale of Wollaston Manor resulted in gain on disposition of investments in partnerships of $4,135,937 and in extraordinary gain from extinguishment of debt of $2,518,332 for financial statement purposes in 2000, and in a total gain of $8,868,806 for federal tax purposes in 2000. In January 2001, the Managing General Partner was paid a disposition fee of $186,682 relating to the sale.

b.   Advances to Local Partnerships
     ------------------------------

     To cover operating deficits incurred in prior years by Lakes of Northdale Limited Partnership (Lakes of Northdale), the Partnership advanced funds totaling $54,500 as of both March 31, 2001 and December 31, 2000. No advances have been made to Lakes of Northdale since September 1989. These non-interest bearing advances are payable from cash flow of Lakes of Northdale after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. For financial reporting purposes, these advances have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 30 and 35 Local Partnerships in which the Partnership was invested as of March 31, 2001 and 2000, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              For the three months ended
                                                       March 31,
                                             -----------------------------
                                                2001               2000
                                             ----------         ----------

Revenue:
  Rental                                     $7,741,323         $8,698,976
  Other, principally interest                   589,313            586,778
                                             ----------         ----------

    Total revenue                             8,330,636          9,285,754
                                             ----------         ----------


Expenses:
  Operating and other                         5,096,234          5,727,874
  Interest                                    1,294,029          1,398,023
  Depreciation and amortization               1,575,684          1,847,338
                                             ----------         ----------

    Total expenses                            7,965,947          8,973,235
                                             ----------         ----------

Net income                                   $  364,689         $  312,519
                                             ==========         ==========


     As of March 31, 2001 and 2000, the Partnership's share of cumulative losses to date for ten and six, respectively, of the 30 and 35 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $12,992,074 and $12,698,573, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


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

     Mark-to-Market implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. Each affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This may involve reducing the first mortgage loan balance to an amount supportable by the

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


3.   AFFORDABLE HOUSING LEGISLATION - Continued

property, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan will be converted to a non-performing but accruing (soft) second mortgage loan.

     Five properties in which the Partnership is invested as of March 31, 2001, may be affected by the Mark-to-Market program, since they have Section 8 HAP contracts which, as extended, will expire in 2001. A Mark-to-Market restructuring is pending for Crescent Gardens. Glenridge Gardens, Pilgrim Tower North, and Tradewinds Terrace renewed their Section 8 HAP contracts, to expire in 2001. Cottonwood Park did not renew its Section 8 HAP contract for six units when it expired in 1999. All five properties have related purchase money notes which have matured, as discussed in Note 2.a. However, the oversight department administering the Mark-to- Market program is currently scheduled to be dissolved in September 2001, so there can be no assurance of what may happen thereafter.

     With the uncertainty of continued project-based Section 8 subsidies for properties with expiring Section 8 HAP contracts, there is no assurance that rental properties with HAP contract rents in excess of fair market rents will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in and advances to Local Partnerships at this time. As of March 31, 2001, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2001 was $3,559,868.

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


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $70,468 and $70,542 for the three month periods ended March 31, 2001 and 2000, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS - Continued

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended March 31, 2001 and 2000, respectively.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the three month periods ended March 31, 2001 or 2000.


5.   SUBSEQUENT EVENT

     On April 27, 2001, the Partnership made a cash distribution of $733,670 ($10.00 per Unit) to Additional Limited Partners, to holders of record as of April 1, 2001. The distribution was a result of the sale of Wollaston Manor.

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

                                     General
                                     -------

     Some of the rental properties owned by the Local Partnerships are financed by state housing agencies. The Managing General Partner has sold or refinanced, and will continue to sell or refinance, certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing, or to refinance a property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs, and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the limited partners of the Partnership.

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

     Five properties in which the Partnership is invested as of March 31, 2001, may be affected by the Mark-to-Market program, since they have Section 8 HAP contracts which, as extended, will expire in 2001. A Mark-to-Market restructuring is pending for Crescent Gardens. Glenridge Gardens, Pilgrim Tower North, and Tradewinds Terrace renewed their Section 8 HAP contracts, to expire in 2001. Cottonwood Park did not renew its Section 8 HAP contract for six units when it expired in 1999. All five properties have related purchase money notes which have matured, as discussed in Note 2.a. to the consolidated financial statements. However, the oversight department administering the Mark-to-Market program is currently scheduled to be dissolved in September 2001, so there can be no assurance of what may happen thereafter.

     With the uncertainty of continued project-based Section 8 subsidies for properties with expiring Section 8 HAP contracts, there is no assurance that rental properties with HAP contract rents in excess of fair market rents will be able to maintain the rental income and occupancy levels

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in and advances to Local Partnerships at this time. As of March 31, 2001, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2001 was $3,559,868.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $8,204,381 as of March 31, 2001, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. On April 27, 2001, the Partnership made a cash distribution of $733,670 ($10.00 per Unit) to Additional Limited Partners, to holders of record as of April 1, 2001. The distribution was a result of the sale of Wollaston Manor. As of May 11, 2001, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $30,780,081 plus aggregate accrued interest of $95,498,329 as of March 31, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The maturity dates of the purchase money notes related to the following properties were extended during 2001 and 2000.

                                                   Original       Extended
     Property                    Principal         Maturity       Maturity
     --------                    ----------        --------       --------
     Glenridge Gardens           $  690,000        08/01/99       01/01/01
     Chippewa County                860,000        08/01/99       01/04/01 (2)
     Hometown Village             1,495,000        08/01/99       01/04/01 (1)
     Scoville Center              1,400,000        10/01/99       01/04/01 (1)
     Jewish Federation            1,350,000        10/31/99       10/31/04
     Harborview Apartments        3,000,000        08/01/99       08/01/04
     Cedar Point                  1,320,000        08/30/99       08/30/04
     Thornwood House              1,775,000        08/30/99       08/30/04
     Highland Village             1,100,000        10/31/99       10/31/04

     (1) Transferred to the noteholders on January 4, 2001.
     (2) Paid off at a discount on January 4, 2001.

     The purchase money notes related to the following properties have matured and have not been paid or extended as of March 31, 2001.

     Property                     Principal        Maturity
     --------                     ----------       --------
     De Angelis Manor             $1,015,000       07/01/99
     Matthew XXV                   1,020,000       07/01/99
     Crescent Gardens                434,000       07/31/99
     Riverview Manor                 740,000       09/30/99
     Canonsburg House              1,540,000       12/01/99
     Char House                    1,530,000       12/01/99
     Liberty Tower                 1,440,000       12/01/99
     Pilgrim Tower East            1,650,000       12/01/99
     Wellington Woods                485,000       12/01/99
     Tradewinds Terrace              925,000       12/03/99
     Pilgrim Tower North           2,165,000       04/30/00
     Cottonwood Park                 975,000       01/01/01 (3)
     Valley View                     920,000       01/01/01 (3)
     Westport Village                840,000       01/01/01 (3)
     Glenridge Gardens               690,000       01/01/01

     (3)  Extended in accordance with the forbearance agreement.

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2000 or 2001.

     Property               Principal            Date         Disposition
     --------              ----------       --------------    -----------
     Holiday Village       $1,370,000       July 2000         Paid off
     Redden Gardens         1,330,000       September 2000    Transferred
     Wollaston Manor        2,125,000       December 2000     Paid off
     Chippewa County          860,000       January 2001      Paid off
     Hometown Village       1,495,000       January 2001      Transferred
     Scoville Center        1,400,000       January 2001      Transferred

     See the notes to the consolidated financial statements for additional information concerning these purchase money notes.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local
Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through March 31, 2002, and which remain unpaid or unextended as of May 11, 2001. Excluded from the following chart are purchase money notes which matured through March 31, 2001, and which have been paid off, cancelled, or extended on or before May 11, 2001.



                                                                        Aggregate                 Carrying Amount
                                                Aggregate                Accrued                  of Partnership's
                                                Principal               Interest                  Investments in
                    Number of                    Balance                 Balance                  and Advances to
   Purchase        Underlying                     as of                   as of                   Underlying Local
  Money Note         Local       Percentage       March     Percentage    March      Percentage  Partnerships as of   Percentage
(PMN) Maturity    Partnerships    of Total      31, 2001     of Total    31, 2001     of Total     March 31, 2001      of Total
--------------    ------------   ----------   -----------   ---------- ------------  ----------  ------------------   ----------
3rd Quarter 1999        7             24%     $ 5,944,000        19%   $16,727,122          18%       $ 9,003,295           34%
4th Quarter 1999        6             20%       7,570,000        25%    22,201,590          23%         4,437,886           17%
2nd Quarter 2000        1              3%       2,165,000         7%    14,283,248          15%         2,513,745            9%
1st Quarter 2001        1              3%         690,000         2%     2,342,895           2%                --           --
                     ----          -----      -----------      ----    -----------       -----        -----------        -----

Total through
 3/31/2002             15            50%      $16,369,000        53%   $55,554,855          58%       $15,954,926 (1)       60%
                     ====         =====       ===========      ====    ===========       =====        ===========        =====

Total, Local
  Partnerships         30 (2)       100%      $30,780,081       100%   $95,498,329         100%       $26,797,337 (1)      100%
                     ====         =====       ===========      ====    ===========       =====        ===========        =====

(1) Includes $438,358 for the partnership reported as investment in partnership held for sale on the consolidated balance sheets at March 31, 2001, and December 31, 2000.
(2) Twenty-four of the 30 Local Partnerships have related purchase money note obligations.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 30 Local Partnerships in which the Partnership is invested as of March 31, 2001, the 15 Local Partnerships with associated purchase money notes which mature through March 31, 2002 and which remain unpaid or unextended as of May 11, 2001, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                             Percentage of Total         Partnership's Share of
                            Distributions Received            Income from
     For the Year Ended     from Local Partnerships        Local Partnerships
     ------------------     -----------------------      ----------------------

     December 31, 2000               18%                       $647,659
     December 31, 1999               18%                       $431,365

     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies which will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month periods ended March 31, 2001 and 2000, net cash provided by investing activities was adequate to support operating cash requirements. Cash and cash equivalents increased during the three month period ended March 31, 2001, as net cash provided by investing activities exceeded net cash used in operating activities, and net cash used in financing activities for the payment of purchase money note principal.

                              Results of Operations
                              ---------------------

2000 Versus 1999
----------------

     The Partnership recognized net income for the three month period ended March 31, 2001, as compared to net loss for the corresponding period in 2000 primarily due to extraordinary gain from extinguishment of debt related to the discounted payoff of the purchase money note related to Chippewa County Housing Partners (Chippewa County) and the transfers of partnership interests to the purchase money noteholders related to Hometown Villages Limited Partnership (Hometown Village) and Beloit Housing Partners (Scoville Center), all as discussed in the notes to the consolidated financial statements. Contributing to net income was an increase in share of income from partnerships due to higher rental income at five properties, lower operating expenses at three properties and the exclusion of loss from one Local Partnership with zero investment basis in the 2001 period. The increase in share of income from partnerships was partially offset by the cessation of share of income from five Local Partnerships sold or transferred in 2000, and cash distributions from Local Partnerships with zero investment basis, which distributions were received in the first quarter of 2000, but not 2001. Also contributing to net income was a

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


decrease in interest expense due to lower purchase money note balances as a result of the extinguishment of debt. Offsetting the increase in the Partnership's net income were an increase in professional fees related to purchase money note litigation and an increase in general and administrative expenses related to higher reimbursed payroll costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2001 and 2000 did not include losses of $183,704 and $177,741, respectively.

     No other significant changes in the Partnership's operations have taken place during this period.


Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities

     See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.


Item 5. Other Information

     There is no established market for the purchase and sale of units of additional limited partnership interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their interests in the Partnership.

     On December 5, 2000, Equity Resources Lexington Fund (Lexington) initiated an unregistered tender offer to purchase approximately 1,200 of the outstanding Units in the Partnership at a price of $40 per Unit; the offer expired January 3, 2001. Lexington is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Lexington and does not necessarily represent the fair market value of each Unit.

     In December 2000, Sierra Capital initiated an unregistered tender offer to purchase outstanding Units in the Partnership at a price of $50 per Unit; the offer expired January 3, 2001. Sierra Capital is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Sierra Capital and does not necessarily represent the fair market value of each Unit.

     On March 15, 2001, Bond Purchase, L.L.C. (Bond) initiated an unregistered tender offer to purchase approximately 3,650 of the outstanding Units in the Partnership at a price of $33 per Unit; the offer expired April 30, 2001. Bond is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Bond and does not necessarily represent the fair market value of each Unit.

Part II. OTHER INFORMATION
Item 5. Other Information - Continued


     The Managing General Partner has not expressed, and does not express, any opinion and remains neutral toward any offer for the purchase of Units such as those described above.

     If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and the income and losses from the Partnership would no longer be considered a passive activity. For the calendar year 2001 to May 11, 2001, Units transferred have not exceeded 4.9% of the total outstanding Units, therefore, the Partnership has not halted recognition of transfers.

     On April 27, 2001, the Partnership made a cash distribution of $733,670 ($10.00 per Unit) to Additional Limited Partners, to holders of record as of April 1, 2001. The distribution was a result of the sale of Wollaston Manor.


Item 6. Exhibits and Reports on Form 8-K

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 2001.

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




May 11, 2001                      by:    /s/ Michael J. Tuszka
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