Form 10QSB
period 2001-06-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2001-08-10
CIK 740371

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

                  For the quarterly period ended June 30, 2001


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2001




                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets
               - June 30, 2001 and December 31, 2000.......................  1

           Consolidated Statements of Operations and Accumulated Losses
               - for the three and six months ended June 30, 2001 and 2000.  2

           Consolidated Statements of Cash Flows
               - for the six months ended June 30, 2001 and 2000...........  3

           Notes to Consolidated Financial Statements
               - June 30, 2001 and 2000....................................  4

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

Item 6.    Exhibits and Reports on Form 8-K................................ 24

Signature.................................................................. 25

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                                        June 30,        December 31,
                                                                                          2001             2000
                                                                                      -------------    ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  26,793,119    $  26,150,075
Investment in partnership held for sale ...........................................            --            474,054
Investment in partnerships held in escrow .........................................         120,550        4,160,314
Cash and cash equivalents .........................................................       6,105,238        8,049,221
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $348,949 and $338,458, respectively ..........         490,346          500,837
Property purchase costs,
  net of accumulated amortization of $284,713 and $276,267, respectively ..........         390,967          399,413
Sales proceeds receivable .........................................................            --          1,545,628
Other assets ......................................................................           1,127             --
                                                                                      -------------    -------------

      Total assets ................................................................   $  33,901,347    $  41,279,542
                                                                                      =============    =============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  28,880,081    $  34,535,081
Accrued interest payable ..........................................................      93,471,418      103,424,862
Accounts payable and accrued expenses .............................................         142,270          474,328
                                                                                      -------------    -------------

      Total liabilities ...........................................................     122,493,769      138,434,271
                                                                                      -------------    -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................      (9,122,210)      (8,388,540)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (145,410,818)    (154,706,795)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (88,592,422)     (97,154,729)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  33,901,347    $  41,279,542
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                         For the three months ended         For the six months ended
                                                                   June 30,                         June 30,
                                                       ------------------------------    ------------------------------
                                                            2001             2000             2001            2000
                                                       -------------    -------------    -------------    -------------
Share of income from partnerships ..................   $     685,531    $   1,580,011    $   1,154,950    $   2,017,314
                                                       -------------    -------------    -------------    -------------

Other revenue and  expenses:

  Revenue:
    Interest .......................................          67,419          113,411          168,059          217,154
                                                       -------------    -------------    -------------    -------------

  Expenses:
    Interest .......................................       2,618,160        3,116,849        5,278,668        6,275,630
    Management fee .................................          93,750           93,750          187,500          187,500
    General and administrative .....................          80,457           89,122          160,974          156,223
    Professional fees ..............................          42,625           56,609           85,250           86,270
    Amortization of deferred costs .................           9,469           11,811           18,937           23,623
                                                       -------------    -------------    -------------    -------------

                                                           2,844,461        3,368,141        5,731,329        6,729,246
                                                       -------------    -------------    -------------    -------------

      Total other revenue and expenses .............      (2,777,042)      (3,254,730)      (5,563,270)      (6,512,092)
                                                       -------------    -------------    -------------    -------------

Loss before gain on disposition
  of investment in partnership .....................      (2,091,511)      (1,674,719)      (4,408,320)      (4,494,778)
                                                       -------------    -------------    -------------    -------------

Gain on disposition of investment in partnership ...         676,391             --            676,391             --
                                                       -------------    -------------    -------------    -------------

Loss before extraordinary gain
  from extinguishment of debt ......................      (1,415,120)      (1,674,719)      (3,731,929)      (4,494,778)

Extraordinary gain from extinguishment of debt .....       3,893,128             --         13,027,906             --
                                                       -------------    -------------    -------------    -------------

Net income (loss) ..................................       2,478,008       (1,674,719)       9,295,977       (4,494,778)

Accumulated losses, beginning of period ............    (147,888,826)    (166,124,442)    (154,706,795)    (163,304,383)
                                                       -------------    -------------    -------------    -------------

Accumulated losses, end of period ..................   $(145,410,818)   $(167,799,161)   $(145,410,818)   $(167,799,161)
                                                       =============    =============    =============    =============


Net income (loss) allocated
  to General Partners (1.51%) ......................   $      37,418    $     (25,288)   $     140,369    $     (67,871)
                                                       =============    =============    =============    =============

Net income (loss) allocated
  to Initial and Special Limited Partners (1.49%) ..   $      36,922    $     (24,953)   $     138,510    $     (66,972)
                                                       =============    =============    =============    =============

Net income (loss) allocated
  to Additional Limited Partners (97%) .............   $   2,403,668    $  (1,624,478)   $   9,017,098    $  (4,359,935)
                                                       =============    =============    =============    =============

Net income (loss) per unit of Additional Limited
  Partner Interest based on 73,500 units outstanding   $       32.70    $      (22.10)   $      122.68    $      (59.32)
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                     For the six months ended
                                                                                              June 30,
                                                                                   ----------------------------
                                                                                       2001            2000
                                                                                   ------------    ------------
Cash flows from operating activities:
  Net income (loss) ............................................................   $  9,295,977    $ (4,494,778)

  Adjustments  to  reconcile  net  income  (loss) to net cash used in  operating activities:
    Share of income from partnerships ..........................................     (1,154,950)     (2,017,314)
    Amortization of discount on purchase money notes ...........................           --            42,968
    Amortization of deferred costs .............................................         18,937          23,623
    Gain on disposition of investment in partnership ...........................       (676,391)           --
    Extraordinary gain from extinguishment of debt .............................    (13,027,906)           --

    Changes in assets and liabilities:
      Increase in other assets .................................................         (1,127)         (1,369)
      Increase in accrued interest payable .....................................      5,278,668       6,232,662
      Payment of purchase money note interest ..................................       (134,119)       (601,721)
      Decrease in accounts payable and accrued expenses ........................       (332,058)        (58,013)
                                                                                   ------------    ------------

        Net cash used in operating activities ..................................       (732,969)       (873,942)
                                                                                   ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ...................................        527,028       1,092,057
  Decrease in sales proceeds receivable ........................................      1,545,628            --
  Proceeds from disposition of investment in partnership .......................      1,135,324            --
                                                                                   ------------    ------------

        Net cash provided by investing activities ..............................      3,207,980       1,092,057
                                                                                   ------------    ------------

Cash flows from financing activities:
  Distribution to Additional Limited Partners ..................................       (733,670)           --
  Payoff of purchase money note principal and related interest .................     (3,685,324)        (50,000)
                                                                                   ------------    ------------

        Net cash used in financing activities ..................................     (4,418,994)        (50,000)
                                                                                   ------------    ------------

Net (decrease) increase in cash and cash equivalents ...........................     (1,943,983)        168,115

Cash and cash equivalents, beginning of period .................................      8,049,221       7,607,687
                                                                                   ------------    ------------

Cash and cash equivalents, end of period .......................................   $  6,105,238    $  7,775,802
                                                                                   ============    ============




Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .....................................   $  1,059,443    $    601,721
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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of June 30, 2001, and the results of its operations for the three and six months ended June 30, 2001 and 2000, and its cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the interim periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $28,880,081 plus aggregate accrued interest of $93,471,418 as of June 30, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The maturity dates of the purchase money notes related to the following properties were extended during 2001 and 2000.

                                                  Original      Extended
         Property                  Principal      Maturity      Maturity
         --------                  ----------     --------      --------
         Jewish Federation         $1,350,000     10/31/99      10/31/04
         Harborview Apartments      3,000,000     08/01/99      08/01/04
         Cedar Point                1,320,000     08/30/99      08/30/04
         Thornwood House            1,775,000     08/30/99      08/30/04
         Highland Village           1,100,000     10/31/99      10/31/04

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The purchase money notes related to the following properties have matured and have not been paid or extended.

         Property                            Principal          Maturity
         --------                           ----------          --------
         De Angelis Manor                   $1,015,000          07/01/99
         Matthew XXV                         1,020,000          07/01/99
         Crescent Gardens                      434,000          07/31/99
         Canonsburg House                    1,540,000          12/01/99
         Char House                          1,530,000          12/01/99
         Liberty Tower                       1,440,000          12/01/99
         Pilgrim Tower East                  1,650,000          12/01/99
         Wellington Woods                      485,000          12/01/99
         Pilgrim Tower North                 2,165,000          04/30/00
         Valley View                           920,000          01/01/01 (1)
         Westport Village                      840,000          01/01/01 (1)
         Glenridge Gardens                     690,000          01/01/01 (2)

     (1)  Extended in accordance with the forbearance agreement.
     (2)  Original maturity was August 1, 1999.

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2000 or 2001.

         Property                 Principal      Date               Disposition
         --------                ----------      ----               -----------
         Holiday Village         $1,370,000      July 2000          Paid off
         Redden Gardens           1,330,000      September 2000     Transferred
         Wollaston Manor          2,125,000      December 2000      Paid off
         Chippewa County            860,000      January 2001       Paid off
         Hometown Village         1,495,000      January 2001       Transferred
         Scoville Center          1,400,000      January 2001       Transferred
         Cottonwood Park            975,000      May 2001           Paid Off
         Tradewinds Terrace         925,000      May 2001           Paid Off
         Riverview Manor            740,000      July 2001          Paid Off

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

                             June 30, 2001 and 2000

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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through June 30, 2002, and which remain unpaid or unextended as of August 10, 2001. Excluded from the following chart are purchase money notes which matured through June 30, 2001, and which have been paid off, cancelled, or extended on or before August 10, 2001.


                                                                          Aggregate
                                               Aggregate                   Accrued                  Carrying Amount
                                               Principal                   Interest                 of Partnership's
                   Number of                    Balance                    Balance                  Investments in
   Purchase        Underlying                    as of                      as of                   Underlying Local
  Money Note         Local       Percentage       June       Percentage     June       Percentage   Partnerships as      Percentage
(PMN) Maturity    Partnerships    of Total      30, 2001      of Total     30, 2001     of Total    of June 30, 2001      of Total
--------------    ------------   ----------    -----------   ---------    ----------   ----------   -----------------    ----------
3rd Quarter 1999        5            17%       $ 4,229,000         15%    $11,808,233        13%       $ 7,809,013            29%
4th Quarter 1999        5            17%         6,645,000         23%     21,494,293        23%         3,841,750            14%
2nd Quarter 2000        1             3%         2,165,000          8%     14,819,868        16%         2,621,199            10%
1st Quarter 2001        1             3%           690,000          2%      2,409,633         2%                --            --
                     ----          ----        -----------      -----     -----------      ----        -----------          ----
Total through
 6/30/2002             12            40%       $13,729,000         48%    $50,532,027        54%       $14,271,962            53%
                     ====          ====        ===========      =====     ===========      ====        ===========          ====
Total, Local
  Partnerships         29 (1)       100%       $28,880,081        100%    $93,471,418       100%       $26,793,119           100%
                     ====          ====        ===========      =====     ===========      ====        ===========          ====


(1) Twenty-one of the 29 Local Partnerships have related purchase money note obligations.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 29 Local Partnerships in which the Partnership is invested as of June 30, 2001, the 12 Local Partnerships with associated purchase money notes which mature through June 30, 2002 and which remain unpaid or unextended as of August 10, 2001, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                               Percentage of Total     Partnership's Share of
                             Distributions Received         Income from
    For the Year Ended       from Local Partnerships     Local Partnerships
    ------------------       -----------------------   ----------------------

    December 31, 2000                 17%                      $602,669
    December 31, 1999                 16%                      $450,414

     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2001 was $2,618,160 and $5,278,668, respectively, and $3,116,849 and $6,275,630 for the three and six month periods ended June 30, 2000, respectively. Amortization of discount on purchase money notes increased interest expense for the three and six month periods ended June 30, 2001 and 2000 by $0 and $42,968, respectively. The accrued interest payable on the purchase money notes of $93,471,418 and $103,424,862 as of June 30, 2001 and December 31, 2000, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                 Canonsburg House, Char House, and Liberty Tower
                 -----------------------------------------------

     The Partnership defaulted on its six purchase money notes related to Canonsburg Housing Associates Limited Partnership (Canonsburg House), Char House Highrise Association Limited Partnership (Char House), and Liberty Tower Associates Limited Partnership (Liberty Tower) on December 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $4,510,000 and $12,951,810, respectively. As of August 10, 2001, aggregate principal and accrued interest of $4,510,000 and $15,953,708, respectively, were due. The Partnership tried to negotiate to extend the maturity date of the purchase money notes for up to five years. However, on September 8, 2000, the Partnership received service of three suits by the noteholder of one of the notes with respect to each of the three partnerships for foreclosure on the Partnership's interests. The Partnership filed its answers on October 24, 2000, although it continues to negotiate with the plaintiff. If no resolution is reached, hearings will likely be scheduled in 2001. No action has been taken to date by the holders of the three smaller purchase money notes. There is no assurance that an extension will

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

be obtained, or that the Partnership will be able to retain its interest in these three properties.

                                 Chippewa County
                                 ---------------

     The Partnership defaulted on its purchase money note related to Chippewa County Housing Partners (Chippewa County) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $860,000 and $2,297,462, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for a further non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. In January 2001, the Partnership paid off the note at a discount. The discounted payoff resulted in extraordinary gain from extinguishment of debt of $2,164,719 for both financial statement purposes and in cancellation of indebtedness income for federal tax purposes in 2001.

                                 Cottonwood Park
                                 ---------------

     The Partnership defaulted on its purchase money note related to Shawnee Heights Limited Partnership (Cottonwood Park) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $975,000 and $2,576,421, respectively. In May 2000, the noteholders filed suit to foreclose on the Partnership's interest in Cottonwood Park. However, the parties negotiated an agreement, which allowed for a possible sale of the property. On May 30, 2001, Cottonwood Park was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the purchase money note related to Cottonwood Park. The sale of Cottonwood Park resulted in gain on disposition of investments in partnerships of $676,391 and in extraordinary gain from extinguishment of debt of $3,029,351 for financial statement purposes in 2001, and a total gain of $4,973,428 for federal tax purposes in 2001.

     Due to the impending sale of the property related to the Partnership's investment in Cottonwood Park, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $474,054, was reclassified to investment in partnership held for sale in the accompanying consolidated balance sheet at December 31, 2000.

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extends the maturity date up to July 31, 2004, subject to semi-annual interest payments, and reduces the interest rate of the First Crescent Note. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

predict the course of action with regard to the Second Crescent Note. As of August 10, 2001, principal and accrued interest of $434,000 and $1,189,891, respectively, were due on the Second Crescent Note. The property recently entered the Mark-to-Market program, and the associated loan restructuring requirement will likely inhibit the local managing general partner's ability to sell this property. It is anticipated that the property will now operate at a break-even level, and that future cash distributions are highly unlikely.

                                De Angelis Manor
                                ----------------

     The Partnership defaulted on its purchase money notes related to Natick Associates (De Angelis Manor) on July 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,015,000 and $2,670,689, respectively. As of August 10, 2001, aggregate principal and accrued interest of $1,015,000 and $3,413,513, respectively, were due. The Partnership is currently trying to negotiate a discounted payoff of the purchase money notes in connection with a sale of the property. There is no assurance that a discounted payoff of the purchase money notes will be obtained, or that a sale will occur.

                                Glenridge Gardens
                                -----------------

     The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,928,809, respectively. As of August 10, 2001, aggregate principal and accrued interest of $690,000 and $2,438,523, respectively, were due. On June 16, 2000, the Partnership and noteholder agreed to extend the maturity date of the purchase money note to January 2001, in exchange for a payment which was applied to the purchase money note principal balance. Under the extension agreement, documents transferring the Partnership's interest in Glenridge Gardens to the noteholder were placed in escrow to be released to the noteholder upon a future default by the Partnership. The Partnership is currently negotiating an additional one year extension of the maturity date through January 2002. There is no assurance that an extension will be obtained. As of August 10, 2001, the purchase money noteholder has not taken action to transfer the Partnership's interest in Glenridge Gardens.

     Due to the possible transfer of the Partnership's interest in the Local Partnership to the noteholder, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $36,247, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000.

                                Highland Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Highland Village Associates (Highland Village) on October 31, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,100,000 and $4,123,565, respectively. In April 2001, the Partnership and the noteholders agreed to extend the maturity date of the purchase money notes to October 31, 2004. The noteholders retain the right to accelerate the maturity date of the notes on six months' notice. The local managing general

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

partner and the noteholders are jointly exploring various options to refinance with Massachusetts Housing Finance Agency (MHFA) the HUD Section 236 interest rate subsidized mortgage loan related to this property. In connection with the extension of the purchase money note, the Partnership and its affiliated general partner did not retain any consent rights to approve a sale, refinancing or other restructuring. There is no assurance that refinancing of the mortgage loan will occur.

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

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                   Matthew XXV
                                   -----------

     The Partnership defaulted on its purchase money notes related to Diakonia Associates (Matthew XXV) on July 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,020,000 and $2,695,752, respectively. As of August 10, 2001, aggregate principal and accrued interest of $1,020,000 and $3,444,131, respectively, were due. The Partnership is currently trying to negotiate a discounted payoff of the purchase money notes in connection with a potential sale of the property. There is no assurance that a discounted payoff of the purchase money notes will be obtained, or that a sale will occur.

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower East Associates Limited Partnership (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of August 10, 2001, principal and accrued interest of $1,650,000 and $3,072,016, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note for five years, in exchange for a partial payment. Alternatively, the Partnership is negotiating to sell the Partnership's interest in Pilgrim Tower East to the noteholder over a three-year period in exchange for the principal and accrued interest outstanding on the purchase money note and an annual payment on the purchase money note. There is no assurance that an extension will be obtained, or that a sale will occur.

                               Pilgrim Tower North
                               -------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) on April 30, 2000 when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $12,480,569, respectively. As of August 10, 2001, principal and accrued interest of $2,165,000 and $15,052,158, respectively, were due. The Partnership is currently negotiating to extend the maturity date of the purchase money note for five years, in exchange for a partial payment. Alternatively, the Partnership is negotiating to sell the Partnership's interest in Pilgrim Tower North to the noteholder over a three-year period in exchange for the principal and accrued interest outstanding on the purchase money note and an annual payment on the purchase money note. There is no assurance that an extension will be obtained, or that a sale will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

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

                                 Riverview Manor
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Riverview Manor Company Limited Partnership (Riverview Manor) on September 30, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $740,000 and $1,853,014, respectively. As of June 30, 2001, aggregate principal and accrued interest of $740,000 and $2,094,568, respectively, were due. On July 23, 2001, the Partnership paid off the purchase money notes at a discount. The discounted payoff resulted in extraordinary gain from extinguishment of debt of $2,141,273 for financial statement purposes in 2001 (which will be reflected in the Partnership's third quarter financial statements), and in cancellation of indebtedness income of $2,141,273 for federal tax purposes in 2001.

                                 Scoville Center
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Beloit Housing Partners (Scoville Center) on October 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,400,000 and $2,123,397, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for a further non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. In January 2001, the Partnership's interest in Scoville Center was transferred to the noteholders. The transfer of the Partnership's interest in Scoville Center to the noteholders resulted in extraordinary gain from extinguishment of debt of $2,698,797 for financial statement purposes in 2001, and in a cancellation of indebtedness income of approximately $5.9 million for federal tax purposes in 2001.

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

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                               Tradewinds Terrace
                               ------------------

     The Partnership defaulted on its purchase money note related to Tradewinds West LDHA Limited Partnership (Tradewinds Terrace) on December 3, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $925,000 and $1,228,429, respectively. On May 24, 2001, the Partnership paid off the note at a discount. The discounted payoff resulted in extraordinary gain from extinguishment of debt of $863,777 for financial statement purposes in 2001, and in cancellation of indebtedness income of $863,777 for federal tax purposes in 2001.

                                   Valley View
                                   -----------

     The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $920,000 and $1,788,829, respectively. As of August 10, 2001, aggregate principal and accrued interest of $920,000 and $2,037,261, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of August 10, 2001. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by a future date to be negotiated. There is no assurance that any settlement will be finalized.

     Due to the impending transfer of the Partnership's interest in Valley View, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $37,315, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000.

                                Wellington Woods
                                ----------------

     The Partnership defaulted on its purchase money notes related to Clarkson Associates of Wellington Woods Limited Partnership (Wellington Woods) on December 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $485,000 and $2,169,679, respectively. As of August 10, 2001, aggregate principal and accrued interest of $485,000 and $2,736,713, respectively, were due. The Partnership had been negotiating with the noteholders to extend the maturity date of the purchase money note for five years, in exchange for a partial payment.

     In August, 2000, one of the purchase money noteholders sued the Partnership for damages and foreclosure of the security interests in the Wellington Woods Local Partnership. Subsequently, the plaintiff and the second purchase money noteholder filed an amended complaint.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

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

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of August 10, 2001, principal and accrued interest of $840,000 and $1,841,273, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of August 10, 2001. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property was not sold and/or the notes are not repaid by a future date to be negotiated. There is no assurance that any settlement will be finalized.

     Due to the impending transfer of the Partnership's interest in Westport Village, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $46,989, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000.

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

                             June 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

b.   Advances to Local Partnerships
     ------------------------------

     To cover operating deficits incurred in prior years by Lakes of Northdale Limited Partnership (Lakes of Northdale), the Partnership advanced funds totaling $54,500 as of both June 30, 2001 and December 31, 2000. No advances have been made to Lakes of Northdale since September 1989. These non-interest bearing advances are payable from cash flow of Lakes of Northdale after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. For financial reporting purposes, these advances have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 29 and 35 Local Partnerships in which the Partnership was invested as of June 30, 2001 and 2000, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statements of operations for the three and six months ended June 30, 2001 and 2000 includes information for the Local Partnerships through date of transfer or sale.


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the three months ended          For the six months ended
                                                        June 30,                          June 30,
                                               --------------------------         --------------------------
                                                  2001             2000               2001            2000
                                               ----------       ----------        ------------     ----------
         Revenue:
           Rental                              $7,672,488       $8,656,906        $15,413,811      $17,355,882
           Other, principally interest            584,507          503,931          1,173,820        1,090,709
                                               ----------       ----------        -----------      -----------

             Total revenue                      8,256,995        9,160,837         16,587,631       18,446,591
                                               ----------       ----------        -----------      -----------

         Expenses:
           Operating                            4.898,485        4,591,661          9,994,719       10,319,535
           Interest                             1,294,030        1,398,022          2,588,059        2,796,045
           Depreciation and amortization        1,575,685        1,847,340          3,151,369        3,694,678
                                               ----------       ----------        -----------      -----------

             Total expenses                     7,768,200        7,837,023         15,734,147       16,810,258
                                               ----------       ----------        -----------      -----------
         Net income                            $  488,795       $1,323,814        $   853,484      $ 1,636,333
                                               ==========       ==========        ===========      ===========


     As of June 30, 2001 and 2000, the Partnership's share of cumulative losses to date for ten and six of the 29 and 35 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $13,081,155 and $12,662,790, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


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

     Two properties in which the Partnership is invested as of June 30, 2001 have Section 8 HAP contracts which, as extended, will expire in 2001. The
Section 8 HAP contracts cover all of the apartment units in Crescent Gardens, and 20% of the apartment units in Glenridge Gardens. Crescent Gardens recently entered the Mark-to-Market program. Both properties have related purchase money notes which have matured, as discussed in Note 2.a.

     With the uncertainty of continued project-based Section 8 subsidies for properties with expiring Section 8 HAP contracts, there is no assurance that rental properties with Section 8 HAP contract rents in excess of fair market rents will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in and advances to Local Partnerships at this time. As of June 30, 2001, the Partnership's remaining investment in Local Partnerships with Section 8 HAP contracts expiring in 2001 was $0.


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $59,466 and $129,934 for the three and six month periods ended June 30, 2001 respectively, and $66,682 and $137,224 for the three and six month periods ended June 30, 2000, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS - Continued

all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 and $187,500 for each of the three and six month periods ended June 30, 2001 and 2000.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the six month periods ended June 30, 2001 or 2000. In January
2001, the Managing General partner was paid a disposition fee of $186,682 relating to the sale of Wollaston Manor in December 2000.

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

     Two properties in which the Partnership is invested as of June 30, 2001 have Section 8 HAP contracts which, as extended, will expire in 2001. The
Section 8 HAP contracts cover all of the apartment units in Crescent Gardens, and 20% of the apartment units in Glenridge Gardens. Crescent Gardens recently entered the Mark-to-Market program. Both properties have related purchase money notes which have matured, as discussed in the notes to financial statements contained in Part I, Item 1, hereof.

     With the uncertainty of continued project-based Section 8 subsidies for properties with expiring Section 8 HAP contracts, there is no assurance that rental properties with Section 8 HAP contract rents in excess of fair market rents will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in and advances to Local Partnerships at this time. As of June 30,

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

2001, the Partnership's remaining investment in Local Partnerships with Section 8 HAP contracts expiring in 2001 was $0.

     Under HUD's "Mark-up-to-Market" program, properties with expiring Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined Interest Subsidy Adjustment Factor. The purpose of this program is to provide incentives to owners of properties with expiring
Section 8 HAP contracts not to convert these properties to market rate housing.

     In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 HAP contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to- Market program will receive increased cash flow as the limited dividend will be increased in an amount equal to the increase in gross rental revenues.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $6,105,238 as of June 30, 2001, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. On April 27, 2001, the Partnership made a cash distribution of $733,670 ($10.00 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2001. The distribution was a result of the sale of Wollaston Manor. As of August 10, 2001, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $28,880,081 plus aggregate accrued interest of $93,471,418 as of June 30, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

         The maturity dates of the purchase money notes related to the following properties were extended during 2001 and 2000.

                                                     Original         Extended
         Property                   Principal        Maturity         Maturity
         --------                   ---------        --------         --------
         Jewish Federation          $1,350,000       10/31/99         10/31/04
         Harborview Apartments       3,000,000       08/01/99         08/01/04
         Cedar Point                 1,320,000       08/30/99         08/30/04
         Thornwood House             1,775,000       08/30/99         08/30/04
         Highland Village            1,100,000       10/31/99         10/31/04

     The purchase money notes related to the following properties have matured and have not been paid or extended.

         Property                            Principal          Maturity
         --------                           ----------          --------
         De Angelis Manor                   $1,015,000          07/01/99
         Matthew XXV                         1,020,000          07/01/99
         Crescent Gardens                      434,000          07/31/99
         Canonsburg House                    1,540,000          12/01/99
         Char House                          1,530,000          12/01/99
         Liberty Tower                       1,440,000          12/01/99
         Pilgrim Tower East                  1,650,000          12/01/99
         Wellington Woods                      485,000          12/01/99
         Pilgrim Tower North                 2,165,000          04/30/00
         Valley View                           920,000          01/01/01 (1)
         Westport Village                      840,000          01/01/01 (1)
         Glenridge Gardens                     690,000          01/01/01 (2)

     (1)  Extended in accordance with the forbearance agreement.
     (2)  Original maturity was August 1, 1999.

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2000 or 2001.

         Property                 Principal      Date              Disposition
         --------                 ---------      ----              -----------
         Holiday Village          $1,370,000     July 2000         Paid off
         Redden Gardens           1,330,000      September 2000    Transferred
         Wollaston Manor          2,125,000      December 2000     Paid off
         Chippewa County            860,000      January 2001      Paid off
         Hometown Village         1,495,000      January 2001      Transferred
         Scoville Center          1,400,000      January 2001      Transferred
         Cottonwood Park            975,000      May 2001          Paid Off
         Tradewinds Terrace         925,000      May 2001          Paid Off
         Riverview Manor            740,000      July 2001         Paid Off


     See the notes to  consolidated  financial  statements  contained in Part I,
Item I, hereof, for additional information concerning these purchase money notes.

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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through June 30, 2002, and which remain unpaid or unextended as of August 10, 2001. Excluded from the following chart are purchase money notes which matured through June 30, 2001, and which have been paid off, cancelled, or extended on or before August 10, 2001.

                                                                          Aggregate
                                               Aggregate                   Accrued                  Carrying Amount
                                               Principal                   Interest                 of Partnership's
                   Number of                    Balance                    Balance                  Investments in
   Purchase        Underlying                    as of                      as of                   Underlying Local
  Money Note         Local       Percentage       June       Percentage     June       Percentage   Partnerships as      Percentage
(PMN) Maturity    Partnerships    of Total      30, 2001      of Total     30, 2001     of Total    of June 30, 2001      of Total
--------------    ------------   ----------    -----------   ---------    ----------   ----------   -----------------    ----------
3rd Quarter 1999        5            17%       $ 4,229,000         15%    $11,808,233        13%       $ 7,809,013            29%
4th Quarter 1999        5            17%         6,645,000         23%     21,494,293        23%         3,841,750            14%
2nd Quarter 2000        1             3%         2,165,000          8%     14,819,868        16%         2,621,199            10%
1st Quarter 2001        1             3%           690,000          2%      2,409,633         2%                --            --
                     ----          ----        -----------      -----     -----------      ----        -----------          ----
Total through
 6/30/2002             12            40%       $13,729,000         48%    $50,532,027        54%       $14,271,962            53%
                     ====          ====        ===========      =====     ===========      ====        ===========          ====
Total, Local
  Partnerships         29 (1)       100%       $28,880,081        100%    $93,471,418       100%       $26,793,119           100%
                     ====          ====        ===========      =====     ===========      ====        ===========          ====

(1) Twenty-one of the 29 Local Partnerships have related purchase money note obligations.


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 39.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 29 Local Partnerships in which the Partnership is invested as of June 30, 2001, the 12 Local Partnerships with associated purchase money notes which mature through June 31, 2002 and which remain unpaid or unextended as of August 10, 2001, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                                 Percentage of Total      Partnership's Share of
                                Distributions Received         Income from
          For the Year Ended    from Local Partnerships     Local Partnerships
          ------------------    -----------------------   ----------------------

          December 31, 2000              17%                    $602,669
          December 31, 1999              16%                    $450,414

     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month periods ended June 30, 2001 and 2000, net cash provided by investing activities, including the receipt of distributions from partnerships, was adequate to support operating cash requirements. Cash and cash equivalents decreased during the six month period ended June 30, 2001, as net cash used in financing activities for payment of purchase money note principal, payoff of purchase money note interest and distribution to Additional Limited Partners, plus net cash used in operating activities exceeded net cash provided by investing activities.

                              Results of Operations
                              ---------------------

2000 Versus 1999
----------------

     The Partnership recognized net income for the three month period ended June 30, 2001, compared to net loss for the corresponding period in 2000 primarily due to extraordinary gain from extinguishment of debt and gain on disposition of investment in partnership related to the sale of the property related to Shawnee Heights Limited Partnership (Cottonwood Park) and the discounted payoff of the purchase money note related to Tradewinds West LDHA Limited Partnership (Tradewinds Terrace), as discussed in the notes to consolidated financial statements. Contributing to net income were a decrease in interest expense due to lower purchase money note balances as a result of the extinguishment of debt, a decrease in general and administrative expenses due to reduced expenses for quarterly reporting, and a decrease in professional fees due to lower appraisal fees. Partially offsetting the Partnership's increase in net income were a decrease in interest revenue due to lower cash and cash equivalent balances and lower interest rates in 2001, and a decrease in share of income from partnerships. The decrease in share of income from partnerships was primarily due to increased operating expenses at two properties and the cessation of income from Local Partnerships sold or transferred, partially offset by higher rental income at one property and lower operating expenses at two properties.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership recognized net income for the six month period ended June 30, 2001, compared to net loss for the corresponding period in 2000 primarily due to extraordinary gain from extinguishment of debt related to the discounted payoff of the purchase money notes related to Chippewa County Housing Partners (Chippewa County) and Tradewinds Terrace, the transfers of partnership interests to the purchase money noteholders related to Hometown Villages Limited Partnership (Hometown Village) and Beloit Housing Partners (Scoville Center), and the sale of Cottonwood Park, all as discussed in the notes to consolidated financial statements. Contributing to net income were a decrease in interest expense due to lower purchase money note balances and a decrease in amortization of deferred costs related to the sale or transfer of certain of the Partnership's investments. Offsetting the Partnership's increase in net income were a decrease in interest revenue and a decrease in share of income from partnerships, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2001 did not include losses of $166,086 and $349,790, respectively, compared to excluded losses of $181,168 and $358,909, for the three and six month periods ended June 30, 2000, respectively.

     No other significant changes in the Partnership's operations have taken place during this period.


Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities

     See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.


Item 5. Other Information

     There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

     In December 2000, Sierra Capital initiated an unregistered tender offer to purchase an unspecified number of the outstanding Units in the Partnership at a price of $50 per Unit; the offer expired January 3, 2001. Sierra Capital is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Sierra Capital and does not necessarily represent the fair market value of each Unit.

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

     The Managing General Partner did not express any opinion and remained neutral toward the offers for the purchase of Units such as those described above.

     During 2001, a number of investors sold their Units in the Partnership to other investors, as a result of the unregistered tender offers described above. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through July 16, 2001, the Partnership received sale transfer requests for approximately 4.9% of the outstanding Units. Accordingly, to remain within the five percent safe harbor, effective July 16, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions are not being recognized by the Partnership between July 17, 2001 and December 31, 2001. The halt will be lifted effective January 1, 2002.

     On April 27, 2001, the Partnership made a cash distribution of $733,670 ($10.00 per Unit) to Additional Limited Partners, to holders of record as of April 1, 2001. The distribution was a result of the sale of Wollaston Manor.


Item 6. Exhibits and Reports on Form 8-K

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 2001.

     All other items are not applicable.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CAPITAL REALTY INVESTORS-IV LIMITED
                               PARTNERSHIP
                            ----------------------------------------------------
                            (Registrant)

                            by:  C.R.I., Inc.
                                 -----------------------------------------------
                                 Managing General Partner




August 10, 2001                  by:  /s/ Michael J. Tuszka
--------------------                  ------------------------------------------
DATE                                  Michael J. Tuszka
                                        Vice President
                                        and Chief Accounting Officer
                                        (Principal Financial Officer
                                        and Principal Accounting Officer)