Form 10QSB
period 2001-09-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2001-11-09
CIK 740371

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

                For the quarterly period ended September 30, 2001


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

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001





                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets
          - September 30, 2001 and December 31, 2000........................  1

        Consolidated Statements of Operations and Accumulated Losses
          - for the three and nine months ended
            September 30, 2001 and 2000.....................................  2

        Consolidated Statements of Cash Flows
          - for the nine months ended September 30, 2001 and 2000...........  3

        Notes to Consolidated Financial Statements
          - September 30, 2001 and 2000.....................................  4

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 19


PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities..................................... 24

Item 5. Other Information................................................... 24

Item 6. Exhibits and Reports on Form 8-K.................................... 25

Signature................................................................... 26

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                      September 30,     December 31,
                                                                                          2001             2000
                                                                                      -------------     ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  27,706,481    $  26,150,075
Investment in partnership held for sale ...........................................            --            474,054
Investment in partnerships held in escrow .........................................         120,550        4,160,314
Cash and cash equivalents .........................................................       5,164,808        8,049,221
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $354,195 and $338,458, respectively ..........         485,101          500,837
Property purchase costs,
  net of accumulated amortization of $288,936 and $276,267, respectively ..........         386,744          399,413
Sales proceeds receivable .........................................................            --          1,545,628
Other assets ......................................................................           1,142             --
                                                                                      -------------    -------------

      Total assets ................................................................   $  33,864,826    $  41,279,542
                                                                                      =============    =============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  28,140,081    $  34,535,081
Accrued interest payable ..........................................................      93,782,342      103,424,862
Accounts payable and accrued expenses .............................................         149,368          474,328
                                                                                      -------------    -------------

      Total liabilities ...........................................................     122,071,791      138,434,271
                                                                                      -------------    -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................      (9,122,210)      (8,388,540)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (145,025,361)    (154,706,795)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (88,206,965)     (97,154,729)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  33,864,826    $  41,279,542
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                        For the three months ended         For the nine months ended
                                                                September 30,                    September 30,
                                                       ------------------------------    ------------------------------
                                                            2001             2000             2001            2000
                                                       -------------    -------------    -------------    -------------
Share of income from partnerships ..................   $     972,400    $     923,885    $   2,127,350    $   2,941,199
                                                       -------------    -------------    -------------    -------------

Other revenue and expenses:

  Revenue:
    Interest and other income ......................          41,597          127,442          209,656          344,596
                                                       -------------    -------------    -------------    -------------

  Expenses:
    Interest .......................................       2,519,698        2,912,502        7,798,365        9,188,132
    Management fee .................................          93,750           93,750          281,250          281,250
    General and administrative .....................          80,488           73,512          241,463          229,736
    Professional fees ..............................          66,408           42,108          151,658          128,378
    Amortization of deferred costs .................           9,469           11,811           28,406           35,433
                                                       -------------    -------------    -------------    -------------

                                                           2,769,813        3,133,683        8,501,142        9,862,929
                                                       -------------    -------------    -------------    -------------

      Total other revenue and expenses .............      (2,728,216)      (3,006,241)      (8,291,486)      (9,518,333)
                                                       -------------    -------------    -------------    -------------

Loss before gain on disposition
  of investments in partnerships ...................      (1,755,816)      (2,082,356)      (6,164,136)      (6,577,134)
                                                       -------------    -------------    -------------    -------------

Gain on disposition of investments in partnerships .            --          3,520,913          676,391        3,520,913
                                                       -------------    -------------    -------------    -------------

(Loss) income before extraordinary gain
  from extinguishment of debt ......................      (1,755,816)       1,438,557       (5,487,745)      (3,056,221)

Extraordinary gain from extinguishment of debt .....       2,141,273        8,204,935       15,169,179        8,204,935
                                                       -------------    -------------    -------------    -------------

Net income .........................................         385,457        9,643,492        9,681,434        5,148,714

Accumulated losses, beginning of period ............    (145,410,818)    (167,799,161)    (154,706,795)    (163,304,383)
                                                       -------------    -------------    -------------    -------------

Accumulated losses, end of period ..................   $(145,025,361)   $(158,155,669)   $(145,025,361)   $(158,155,669)
                                                       =============    =============    =============    =============


Net income allocated
  to General Partners (1.51%) ......................   $       5,821    $     145,617    $     146,190    $      77,745
                                                       =============    =============    =============    =============

Net income allocated
  to Initial and Special Limited Partners (1.49%) ..   $       5,743    $     143,688    $     144,253    $      76,716
                                                       =============    =============    =============    =============

Net income allocated
  to Additional Limited Partners (97%) .............   $     373,893    $   9,354,187    $   9,390,991    $   4,994,253
                                                       =============    =============    =============    =============

Net income per unit of Additional Limited
  Partner Interest based on 73,500 units outstanding   $        5.09    $      127.27    $      127.77    $       67.95
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                          September 30,
                                                                                  ----------------------------
                                                                                      2001            2000
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $  9,681,434    $  5,148,714

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................     (2,127,350)     (2,941,199)
    Amortization of discount on purchase money notes ..........................           --            42,968
    Amortization of deferred costs ............................................         28,406          35,433
    Gain on disposition of investments in partnerships ........................       (676,391)     (3,520,913)
    Extraordinary gain from extinguishment of debt ............................    (15,169,179)     (8,204,935)

    Changes in assets and liabilities:
      Increase in other assets ................................................         (1,142)         (2,749)
      Increase in accrued interest payable ....................................      7,798,365       9,145,164
      Payment of purchase money note interest .................................       (241,619)       (828,570)
      Decrease in accounts payable and accrued expenses .......................       (324,960)        (39,324)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................     (1,032,436)     (1,165,411)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        586,065       1,161,926
  Decrease in sales proceeds receivable .......................................      1,545,628            --
  Proceeds from disposition of investments in partnerships ....................      1,135,324         831,146
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................      3,267,017       1,993,072
                                                                                  ------------    ------------

Cash flows from financing activities:
  Distribution to Additional Limited Partners .................................       (733,670)           --
  Payoff of purchase money note principal and related interest ................     (4,385,324)           --
  Payment of purchase money note principal ....................................           --           (50,000)
                                                                                  ------------    ------------

        Net cash used in financing activities .................................     (5,118,994)        (50,000)
                                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents ..........................     (2,884,413)        777,661

Cash and cash equivalents, beginning of period ................................      8,049,221       7,607,687
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  5,164,808    $  8,385,348
                                                                                  ============    ============



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ....................................   $  1,166,943    $    828,570
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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of September 30, 2001, and the results of its operations for the three and nine months ended September 30, 2001 and 2000, and its cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the interim periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $28,140,081 plus aggregate accrued interest of $93,782,342 as of September 30, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The maturity dates of the purchase money notes related to the following properties were extended during 2001 and 2000.

                                                     Original       Extended
         Property                    Principal       Maturity       Maturity
         --------                    ----------      --------       --------
         Harborview Apartments       $3,000,000      08/01/99       08/01/04
         Cedar Point                  1,320,000      08/30/99       08/30/04
         Thornwood House              1,775,000      08/30/99       08/30/04
         Highland Village             1,100,000      10/31/99       10/31/04
         Jewish Federation            1,350,000      10/31/99       10/31/04
         Canonsburg House             1,440,000      12/01/99       01/04/03
         Char House                   1,430,000      12/01/99       01/04/03
         Liberty Tower                1,340,000      12/01/99       01/04/03

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The purchase money notes related to the following properties have matured and have not been paid or extended.

         Property                     Principal      Maturity
         --------                    ----------      --------
         De Angelis Manor            $1,015,000      07/01/99
         Matthew XXV                  1,020,000      07/01/99
         Crescent Gardens               434,000      07/31/99
         Pilgrim Tower East           1,650,000      12/01/99
         Wellington Woods               485,000      12/01/99
         Pilgrim Tower North          2,165,000      04/30/00
         Valley View                    920,000      01/01/01 (1)
         Westport Village               840,000      01/01/01 (1)
         Glenridge Gardens              690,000      01/01/01 (2)

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

         Property                 Principal      Date              Disposition
         --------                ----------      ----              -----------
         Holiday Village         $1,370,000      July 2000         Paid Off
         Redden Gardens           1,330,000      September 2000    Transferred
         Wollaston Manor          2,125,000      December 2000     Paid Off
         Chippewa County            860,000      January 2001      Paid Off
         Hometown Village         1,495,000      January 2001      Transferred
         Scoville Center          1,400,000      January 2001      Transferred
         Cottonwood Park            975,000      May 2001          Paid Off
         Tradewinds Terrace         925,000      May 2001          Paid Off
         Riverview Manor            740,000      July 2001         Paid Off
         Canonsburg House           100,000      October 2001      Paid Off
         Char House                 100,000      October 2001      Paid Off
         Liberty Tower              100,000      October 2001      Paid Off

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through September 30, 2002, and which remain unpaid or unextended as of November 9, 2001. Excluded from the following chart are purchase money notes which matured through September 30, 2001, and which have been paid off, cancelled, or extended on or before November 9, 2001.

                                                                          Aggregate                 Carrying Amount
                                               Aggregate                   Accrued                  of Partnership's
                                               Principal                   Interest                 Investments in
                   Number of                    Balance                    Balance                  Underlying Local
   Purchase        Underlying                    as of                      as of                     Partnerships
  Money Note         Local       Percentage    September     Percentage   September    Percentage   as of September     Percentage
(PMN) Maturity    Partnerships    of Total      30, 2001      of Total     30, 2001     of Total        30, 2001         of Total
--------------    ------------   ----------    -----------   ---------    ----------   ----------   ----------------    ----------
3rd Quarter 1999        5            17%       $ 4,229,000         15%    $12,080,450        13%       $ 7,933,746           29%
4th Quarter 1999        2             7%         2,135,000          8%      5,890,907         6%           837,661            3%
2nd Quarter 2000        1             3%         2,165,000          8%     15,356,487        16%         2,692,241           10%
1st Quarter 2001        1             3%           690,000          2%      2,476,372         3%                --           --
3rd Quarter 2002        1             3%         1,500,000          5%      2,487,637         3%                --           --
                     ----          ----        -----------      -----     -----------      ----        -----------         ----
Total through
 9/30/2002             10            33%       $10,719,000         38%    $38,291,853        41%       $11,463,648           42%
                     ====          ====        ===========      =====     ===========      ====        ===========         ====
Total, Local
  Partnerships         29 (1)       100%       $28,140,081        100%    $93,782,342       100%       $27,706,481          100%
                     ====          ====        ===========      =====     ===========      ====        ===========         ====


(1) Twenty of the 29 Local Partnerships have related purchase money note obligations.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 29 Local Partnerships in which the Partnership is invested as of September 30, 2001, the 10 Local Partnerships with associated purchase money notes which mature through September 30, 2002 and which remain unpaid or unextended as of November 9, 2001, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                                Percentage of Total      Partnership's Share of
                               Distributions Received         Income from
          For the Year Ended   from Local Partnerships     Local Partnerships
          ------------------   -----------------------   ----------------------

          December 31, 2000             17%                    $581,397
          December 31, 1999             16%                    $338,907

     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2001 was $2,519,698 and $7,798,365, respectively, and $2,912,502 and $9,188,132 for the three and nine month periods ended September 30, 2000, respectively. Amortization of discount on purchase money notes increased interest expense for the nine month periods ended September 30, 2001 and 2000 by $0 and $42,968, respectively. The accrued interest payable on the purchase money notes of $93,782,342 and $103,424,862 as of September 30, 2001 and December 31, 2000, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                 Canonsburg House, Char House, and Liberty Tower
                 -----------------------------------------------

     The Partnership defaulted on its six purchase money notes related to Canonsburg Housing Associates Limited Partnership (Canonsburg House), Char House Highrise Association Limited Partnership (Char House), and Liberty Tower Associates Limited Partnership (Liberty Tower) on December 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $4,510,000 and $12,951,810, respectively. As of November 9, 2001, aggregate principal and accrued interest of $4,510,000 and $16,336,954, respectively, were due. The Partnership tried to negotiate to extend the maturity date of the purchase money notes for up to five years. However, on September 8, 2000, the Partnership received service of three suits by the noteholder of one of the notes with respect to each of the three partnerships for foreclosure on the Partnership's interests. The Partnership filed its answers on October 24, 2000, although it continued to negotiate with the plaintiff. The Partnership entered into a settlement agreement in October 2001 pursuant to which it obtained an extension of the maturity date of the three larger notes to January 2003. The Partnership also negotiated

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

a discounted payoff of the three smaller notes, and the funds were released from escrow on October 22, 2001. The discounted payoffs will result in an extraordinary gain from extinguishment of debt of $1,351,664 for financial statement purposes and in cancellation of indebtedness income of $1,351,664 for federal tax purposes in 2001.

                                 Chippewa County
                                 ---------------

     The Partnership defaulted on its purchase money note related to Chippewa County Housing Partners (Chippewa County) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $860,000 and $2,297,462, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for a further non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. In January 2001, the Partnership paid off the note at a discount. The discounted payoff resulted in extraordinary gain from extinguishment of debt of $2,164,719 for financial statement purposes and in cancellation of indebtedness income of $2,164,719 for federal tax purposes in 2001.

                                 Cottonwood Park
                                 ---------------

     The Partnership defaulted on its purchase money note related to Shawnee Heights Limited Partnership (Cottonwood Park) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $975,000 and $2,576,421, respectively. In May 2000, the noteholders filed suit to foreclose on the Partnership's interest in Cottonwood Park. However, the parties negotiated an agreement which allowed for a possible sale of the property. On May 30, 2001, Cottonwood Park was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the purchase money note related to Cottonwood Park. The sale of Cottonwood Park resulted in gain on disposition of investments in partnerships of $676,391 and in extraordinary gain from extinguishment of debt of $3,029,351 for financial statement purposes in 2001, and a total gain of $4,973,428 for federal tax purposes in 2001.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

The agreement extends the maturity date up to July 31, 2004, subject to semi-annual interest payments, and reduces the interest rate of the First Crescent Note. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of November 9, 2001, principal and accrued interest of $434,000 and $1,211,189, respectively, were due on the Second Crescent Note. The property recently entered the Mark-to-Market program, and the associated loan restructuring requirement will likely inhibit the local managing general partner's ability to sell this property. It is anticipated that the property will now operate at a break-even level, and that future cash distributions are highly unlikely.

                                De Angelis Manor
                                ----------------

     The Partnership defaulted on its purchase money notes related to Natick Associates (De Angelis Manor) on July 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,015,000 and $2,670,689, respectively. As of November 9, 2001, aggregate principal and accrued interest of $1,015,000 and $3,507,725, respectively, were due. The Partnership is currently trying to negotiate a discounted payoff of the purchase money notes in connection with a sale of the property. There is no assurance that a discounted payoff of the purchase money notes will be obtained, or that a sale will occur.

                                Glenridge Gardens
                                -----------------

     The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,928,809, respectively. As of November 9, 2001, aggregate principal and accrued interest of $690,000 and $2,505,078, respectively, were due. On June 16, 2000, the Partnership and noteholder agreed to extend the maturity date of the purchase money note to January 2001, in exchange for a payment which was applied to the purchase money note principal balance. Under the extension agreement, documents transferring the Partnership's interest in Glenridge Gardens to the noteholder were placed in escrow to be released to the noteholder upon a future default by the Partnership. The Partnership has reached an agreement with the noteholder to extend the maturity date through January 2002 and documentation is in process. There is no assurance that an extension will be obtained. As of November 9, 2001, the purchase money noteholder has not taken action to transfer the Partnership's interest in Glenridge Gardens.

     Due to the possible transfer of the Partnership's interest in the Local Partnership to the noteholder, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $36,247, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets at September 30, 2001 and December 31, 2000.

                                Highland Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Highland Village Associates (Highland Village) on October 31, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,100,000 and $4,123,565,

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

respectively. In April 2001, the Partnership and the noteholders agreed to extend the maturity date of the purchase money notes to October 31, 2004. The noteholders retain the right to accelerate the maturity date of the notes on nine months' notice. The local managing general partner and the noteholders are jointly exploring various options to refinance with Massachusetts Housing Finance Agency (MHFA) the HUD Section 236 interest rate subsidized mortgage loan related to this property. In connection with the extension of the purchase money note, the Partnership and its affiliated general partner did not retain any consent rights to approve a sale, refinancing or other restructuring. There is no assurance that refinancing of the mortgage loan will occur.

                                 Holiday Village
                                 ---------------

     The Partnership defaulted on its purchase money note related to Holiday Village Apartments (Holiday Village) on July 27, 1994 when the note matured and was not paid. The default amount included principal and accrued interest of $1,370,000 and $2,862,342, respectively. The Managing General Partner and the noteholder reached an agreement on a discounted payoff of the note in connection with, and contingent upon, the sale of the property agreed to by the Local Partnership and an unrelated third party. On July 21, 2000, Holiday Village was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the purchase money note related to Holiday Village. The sale of Holiday Village resulted in gain on disposition of investments in partnerships of $3,520,913 and in extraordinary gain from extinguishment of debt of $3,969,834 for financial statement purposes in 2000, and a total gain of $8,370,626 for federal tax purposes in 2000.

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

                           September 30, 2001 and 2000

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

                                   Matthew XXV
                                   -----------

     The Partnership defaulted on its purchase money notes related to Diakonia Associates (Matthew XXV) on July 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,020,000 and $2,695,752, respectively. As of November 9, 2001, aggregate principal and accrued interest of $1,020,000 and $3,539,100, respectively, were due. The Partnership is currently trying to negotiate a discounted payoff of the purchase money notes in connection with a potential sale of the property. There is no assurance that a discounted payoff of the purchase money notes will be obtained, or that a sale will occur.

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower East Associates Limited Partnership (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of November 9, 2001, principal and accrued interest of $1,650,000 and $3,126,692, respectively, were due. The Partnership and the noteholder have reached an agreement in principle to sell the Partnership's interest in Pilgrim Tower East to the noteholder over a three-year period in exchange for the principal and accrued interest outstanding on the purchase money note and annual payments on the purchase money note. There is no assurance that a sale will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                               Pilgrim Tower North
                               -------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) on April 30, 2000 when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $12,480,569, respectively. As of November 9, 2001, principal and accrued interest of $2,165,000 and $15,587,307, respectively, were due. The Partnership has reached an agreement with the noteholder in principal which allows the assignee to purchase the Partnership's interest in Pilgrim Tower North in exchange for the principal and accrued interest outstanding on the purchase money note and a payment applied to the note. There is no assurance that a sale will occur.

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

                                 Riverview Manor
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Riverview Manor Company Limited Partnership (Riverview Manor) on September 30, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $740,000 and $1,853,014, respectively. On July 23, 2001, the Partnership paid off the purchase money notes at a discount. The discounted payoff resulted in extraordinary gain from extinguishment of debt of $2,141,273 for financial statement purposes in 2001 and in cancellation of indebtedness income of $2,141,273 for federal tax purposes in 2001.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

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

                                   Valley View
                                   -----------

     The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $920,000 and $1,788,829, respectively. As of November 9, 2001, aggregate principal and accrued interest of $920,000 and $2,069,253, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of November 9, 2001. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by a future date to be negotiated. There is no assurance that any settlement will be finalized.

     Due to the impending transfer of the Partnership's interest in Valley View, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $37,315, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets at September 30, 2001 and December 31, 2000.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Wellington Woods
                                ----------------

     The Partnership defaulted on its purchase money notes related to Clarkson Associates of Wellington Woods Limited Partnership (Wellington Woods) on December 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $485,000 and $2,169,679, respectively. As of November 9, 2001, aggregate principal and accrued interest of $485,000 and $2,826,543, respectively, were due. The Partnership had been negotiating with the noteholders to extend the maturity date of the purchase money note for five years, in exchange for a partial payment.

     In August, 2000, one of the purchase money noteholders sued the Partnership for damages and foreclosure of the security interests in the Wellington Woods Local Partnership. Subsequently, the plaintiff and the second purchase money noteholder filed an amended complaint. The parties had been discussing a settlement involving extension of the maturity date of the purchase money notes to January 2, 2004, in exchange for a partial payment. The Partnership's interest in the Local Partnership would be held in escrow. The settlement documents were being negotiated. However, in the absence of recent communications, the Partnership has filed an answer to the amended complaint. There can be no assurance that the settlement will be consummated.

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of November 9, 2001, principal and accrued interest of $840,000 and $1,870,273, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of November 9, 2001. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property was not sold and/or the notes are not repaid by a future date to be negotiated. There is no assurance that any settlement will be finalized.

     Due to the impending transfer of the Partnership's interest in Westport Village, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $46,989, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets at September 30, 2001 and December 31, 2000.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

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

b.   Advances to Local Partnerships
     ------------------------------

     To cover operating deficits incurred in prior years by Lakes of Northdale Limited Partnership (Lakes of Northdale), the Partnership advanced funds totaling $54,500 as of both September 30, 2001 and December 31, 2000. No advances have been made to Lakes of Northdale since September 1989. These non-interest bearing advances are payable from cash flow of Lakes of Northdale after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. For financial reporting purposes, these advances have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

c.   Property matters
     ----------------

                               Lakes of Northdale
                               ------------------

     The Local Managing General Partner informed the Managing General Partner that the Lakes of Northdale property is being marketed for sale, although no offers have yet been received. The Partnership must consent to any sale.

                                 Madison Square
                                 --------------

     The Local Managing General Partner of Madison Square Ltd. Dividend Housing Association (Madison Square) has requested debt relief effective October 1, 2001. The property has run out of operating cash and replacement reserve funds, therefore, the Local Managing General Partner has requested from the lender that the debt payments be reduced to interest only payments until such time as the property can be sold. The Local Managing General Partner has been searching for a non-profit organization to purchase this asset but has no firm offers as of yet. As of September 30, 2001, the Partnership's investment in Madison Square was $0.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 29 and 33 Local Partnerships in which the Partnership was invested as of September 30, 2001 and 2000, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

projects and are unaudited. The combined statements of operations for the three and nine months ended September 30, 2001 and 2000, include information for the Local Partnerships through date of transfer or sale.

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       For the three months ended         For the nine months ended
                                             September 30,                       September 30,
                                      ---------------------------        ---------------------------
                                         2001             2000              2001             2000
                                      ----------       ----------        -----------      ----------
Revenue:
  Rental                              $7,727,783       $8,403,416        $23,141,594      $25,759,298
  Other, principally interest            588,429          621,833          1,762,249        1,712,542
                                      ----------       ----------        -----------      -----------

    Total revenue                      8,316,212        9,025,249         24,903,843       27,471,840
                                      ----------       ----------        -----------      -----------

Expenses:
  Operating                            4,530,503        4,981,606         14,525,222       15,301,141
  Interest                             1,293,613        1,391,699          3,881,672        4,187,744
  Depreciation and amortization        1,550,070        1,812,348          4,701,439        5,507,026
                                      ----------       ----------        -----------      -----------

    Total expenses                     7,374,186        8,185,653         23,108,333       24,995,911
                                      ----------       ----------        -----------      -----------

Net income                            $  942,026       $  839,596        $ 1,795,510      $ 2,475,929
                                      ==========       ==========        ===========      ===========


     As of September 30, 2001 and 2000, the Partnership's share of cumulative losses to date for ten and six of the 29 and 33 Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $13,123,812 and $12,736,850, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


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

                           September 30, 2001 and 2000

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

     Crescent Gardens Associates Limited Partnership (Crescent Gardens), Glenridge Development Company (Glenridge Gardens), Pilgrim Tower North
Associates Limited Partnership (Pilgrim Tower North) and Tradewinds West LDHA Limited Partnership (Tradewinds Terrace) in which the Partnership is invested as of September 30, 2001 have Section 8 HAP contracts which, as extended, will or were to expire in 2001. The Section 8 HAP contract covers all of the apartment units in Crescent Gardens, and 20%, 79% and 36% of the apartment units in Glenridge Gardens, Pilgrim Tower North and Tradewinds Terrace, respectively. Crescent Gardens recently entered the Mark-to-Market program. The Section 8 HAP contract for Glenridge Gardens was extended to May 2002. Pilgrim Towers North was extended to February 2004 and Tradewinds Terrace was extended to April 2004. Three of the properties have related purchase money notes which have matured, as discussed in Note 2.a.

     With the uncertainty of continued project-based Section 8 subsidies for properties with expiring Section 8 HAP contracts, there is no assurance that rental properties with Section 8 HAP contract rents in excess of fair market rents will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in and advances to Local Partnerships at this time. As of September 30, 2001, the Partnership's remaining investment in Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $0.


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $43,483 and $173,417 for the three and nine month periods ended September 30, 2001, respectively, and $54,885 and $192,109 for the three and nine month periods ended September 30, 2000, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 and $281,250 for each of the three and nine month periods ended September 30, 2001 and 2000.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS - Continued

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. No such fees were earned by the Managing General Partner or its affiliates for the nine month periods ended September 30, 2001 or 2000. In January 2001, the Managing General partner was paid a disposition fee of $186,682 relating to the sale of Wollaston Manor in December 2000.




                                      # # #

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations
          ------------------------------------------------


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

     Crescent Gardens Associates Limited Partnership (Crescent Gardens), Glenridge Development Company (Glenridge Gardens), Pilgrim Tower North
Associates Limited Partnership (Pilgrim Tower North) and Tradewinds West LDHA Limited Partnership (Tradewinds Terrace) in which the Partnership is invested as of September 30, 2001 have Section 8 HAP contracts which, as extended, will or were to expire in 2001. The Section 8 HAP contract covers all of the apartment units in Crescent Gardens, and 20%, 79% and 36% of the apartment units in Glenridge Gardens, Pilgrim Tower North and Tradewinds Terrace, respectively. Crescent Gardens recently entered the Mark-to-Market program. The Section 8 HAP contract for Glenridge Gardens was extended to May 2002. Pilgrim Towers North was extended to February 2004 and Tradewinds Terrace was extended to April 2004. Three of the properties have related purchase money notes which have matured, as discussed in Note 2.a.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


     With the uncertainty of continued project-based Section 8 subsidies for properties with expiring Section 8 HAP contracts, there is no assurance that rental properties with Section 8 HAP contract rents in excess of fair market rents will be able to maintain the rental income and occupancy levels necessary to pay operating costs and debt service. As a result, it is not possible to predict the impact on the Local Partnerships' operations and the resulting impact on the Partnership's investments in and advances to Local Partnerships at this time. As of September 30, 2001, the Partnership's remaining investment in Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $5,164,808 as of September 30, 2001, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. On April 27, 2001, the Partnership made a cash distribution of $733,670 ($10.00 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2001. The distribution was a result of the sale of Wollaston Manor. As of November 9, 2001, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of purchase money notes having an aggregate principal balance of $28,140,081 plus aggregate accrued interest of $93,782,342 as of September 30, 2001, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


     The maturity dates of the purchase money notes related to the following properties were extended during 2001 and 2000.

                                               Original       Extended
         Property                 Principal    Maturity       Maturity
         --------                 ---------    --------       --------
         Harborview Apartments    $3,000,000   08/01/99       08/01/04
         Cedar Point               1,320,000   08/30/99       08/30/04
         Thornwood House           1,775,000   08/30/99       08/30/04
         Highland Village          1,100,000   10/31/99       10/31/04
         Jewish Federation         1,350,000   10/31/99       10/31/04
         Canonsburg House          1,440,000   12/01/99       01/04/03
         Char House                1,430,000   12/01/99       01/04/03
         Liberty Tower             1,340,000   12/01/99       01/04/03


     The purchase money notes related to the following properties have matured and have not been paid or extended.

         Property                           Principal           Maturity
         --------                           ----------          --------
         De Angelis Manor                   $1,015,000          07/01/99
         Matthew XXV                         1,020,000          07/01/99
         Crescent Gardens                      434,000          07/31/99
         Pilgrim Tower East                  1,650,000          12/01/99
         Wellington Woods                      485,000          12/01/99
         Pilgrim Tower North                 2,165,000          04/30/00
         Valley View                           920,000          01/01/01 (1)
         Westport Village                      840,000          01/01/01 (1)
         Glenridge Gardens                     690,000          01/01/01 (2)

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

         Property                 Principal       Date              Disposition
         --------                 ----------      ----              -----------
         Holiday Village          $1,370,000      July 2000         Paid Off
         Redden Gardens            1,330,000      September 2000    Transferred
         Wollaston Manor           2,125,000      December 2000     Paid Off
         Chippewa County             860,000      January 2001      Paid Off
         Hometown Village          1,495,000      January 2001      Transferred
         Scoville Center           1,400,000      January 2001      Transferred
         Cottonwood Park             975,000      May 2001          Paid Off
         Tradewinds Terrace          925,000      May 2001          Paid Off
         Riverview Manor             740,000      July 2001         Paid Off
         Canonsburg House            100,000      October 2001      Paid Off
         Char House                  100,000      October 2001      Paid Off
         Liberty Tower               100,000      October 2001      Paid Off


     See the notes to  consolidated  financial  statements  contained in Part I,
Item I, hereof, for additional information concerning these purchase money notes.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnership. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate.

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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through September 30, 2002, and which remain unpaid or unextended as of November 9, 2001. Excluded from the following chart are purchase money notes which matured through September 30, 2001, and which have been paid off, cancelled, or extended on or before November 9, 2001.

                                                                          Aggregate                 Carrying Amount
                                               Aggregate                   Accrued                  of Partnership's
                                               Principal                   Interest                 Investments in
                   Number of                    Balance                    Balance                  Underlying Local
   Purchase        Underlying                    as of                      as of                     Partnerships
  Money Note         Local       Percentage    September     Percentage   September    Percentage   as of September     Percentage
(PMN) Maturity    Partnerships    of Total      30, 2001      of Total     30, 2001     of Total        30, 2001         of Total
--------------    ------------   ----------    -----------   ---------    ----------   ----------   ----------------    ----------
3rd Quarter 1999        5            17%       $ 4,229,000         15%    $12,080,450        13%       $ 7,933,746           29%
4th Quarter 1999        2             7%         2,135,000          8%      5,890,907         6%           837,661            3%
2nd Quarter 2000        1             3%         2,165,000          8%     15,356,487        16%         2,692,241           10%
1st Quarter 2001        1             3%           690,000          2%      2,476,372         3%                --           --
3rd Quarter 2002        1             3%         1,500,000          5%      2,487,637         3%                --           --
                     ----          ----        -----------      -----     -----------      ----        -----------         ----
Total through
 9/30/2002             10            33%       $10,719,000         38%    $38,291,853        41%       $11,463,648           42%
                     ====          ====        ===========      =====     ===========      ====        ===========         ====
Total, Local
  Partnerships         29 (1)       100%       $28,140,081        100%    $93,782,342       100%       $27,706,481          100%
                     ====          ====        ===========      =====     ===========      ====        ===========         ====

(1) Twenty of the 29 Local Partnerships have related purchase money note obligations.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 29 Local Partnerships in which the Partnership is invested as of September 30, 2001, the 10 Local Partnerships with associated purchase money notes which mature through September 30, 2002 and which remain unpaid or unextended as of November 9, 2001, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                             Percentage of Total       Partnership's Share of
                            Distributions Received          Income from
     For the Year Ended     from Local Partnerships      Local Partnerships
     ------------------     -----------------------    ----------------------

     December 31, 2000               17%                     $581,397
     December 31, 1999               16%                     $338,907

     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek strategies that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month periods ended September 30, 2001 and 2000, net cash provided by investing activities, including the receipt of distributions from partnerships, was adequate to support operating cash requirements. Cash and cash equivalents decreased during the nine month period ended September 30, 2001, as net cash used in financing activities for the payoff of purchase money note principal and related interest, and distribution to Additional Limited Partners, plus net cash used in operating activities exceeded net cash provided by investing activities.

                              Results of Operations
                              ---------------------

2000 Versus 1999
----------------

     The Partnership's net income for the three month period ended September 30, 2001, decreased from the corresponding period in 2000 primarily due to extraordinary gain from extinguishment of debt and gain on disposition of investment in partnerships related to the Partnership's sale and transfer of investments in Local Partnerships in 2000. Contributing to the Partnership's decrease in net income were a decrease in interest revenue due to lower cash and cash equivalent balances and lower interest rates in 2001, an increase in general and administrative expenses due to higher reimbursed payroll costs and higher professional fees due to legal fees. Partially offsetting the decrease in net income were a decrease in interest expense due to lower purchase money note balances and a decrease in amortization of deferred costs related to the disposition of investments in partnerships. Contributing to net income was an increase in share of income from partnerships generally due to higher rental income at one property and lower operating expense at another property, partially offset by the cessation of income from Local Partnerships sold or transferred.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


     The Partnership's net income for the nine month period ended September 30, 2001, increased from the corresponding period in 2000 primarily due to extraordinary gain from extinguishment of debt related to the discounted payoff of the purchase money notes related to Chippewa County Housing Partners (Chippewa County), Riverview Manor Company Limited Partnership (Riverview Manor) and Tradewinds West LDHA Limited Partnership (Tradewinds Terrace), the transfers of partnership interests to the purchase money noteholders related to Hometown Villages Limited Partnership (Hometown Village) and Beloit Housing Partners (Scoville Center), and the sale of Cottonwood Park, all as discussed in the notes to consolidated financial statements. Contributing to net income were a decrease in interest expense due to lower purchase money note balances and a decrease in amortization of deferred costs related to the sale or transfer of certain of the Partnership's investments. Offsetting the Partnership's increase in net income were a decrease in interest revenue, an increase in general and administrative expenses, an increase in professional fees and a decrease in share of income from partnerships, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2001 did not include losses of $119,661 and $469,451, respectively, compared to excluded losses of $182,773 and $541,682, for the three and nine month periods ended September 30, 2000, respectively.

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


Item 5. Other Information
        -----------------

     There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

                                  Tender offers
                                  -------------

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

Part II. OTHER INFORMATION
Item 5. Other Information - Continued
        -----------------

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

     The Managing General Partner did not express any opinion and remained neutral toward the offers for the purchase of Units described above.

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

                                Cash distribution
                                -----------------

     On April 27, 2001, the Partnership made a cash distribution of $733,670 ($10.00 per Unit) to Additional Limited Partners, who were holders of record as of April 1, 2001. The distribution was a result of the sale of Wollaston Manor.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 2001.

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


                                  CAPITAL REALTY INVESTORS-IV LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




November 9, 2001                       by: /s/ Michael J. Tuszka
----------------                           -------------------------------------
DATE                                       Michael J. Tuszka
                                             Vice President
                                             and Chief Accounting Officer
                                             (Principal Financial Officer
                                             and Principal Accounting Officer)