Form 10KSB
period 2001-12-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2002-03-29
CIK 740371

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

                   For the fiscal year ended December 31, 2001


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

                        UNITS OF LIMITED PARTNER INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $1,424,127.

The units of limited partner interest of the registrant are not traded in any market. Therefore, the units of limited partners interest had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                        2001 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                                          Page

                                     PART I

Item 1.  Business.........................................................I-1
Item 2.  Properties.......................................................I-8
Item 3.  Legal Proceedings................................................I-8
Item 4.  Submission of Matters to a Vote of Security Holders..............I-8


                                     PART II

Item 5.  Market for the Registrant's Partnership Interests
           and Related Partnership Matters ...............................II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................II-3
Item 7.  Financial Statements.............................................II-9
Item 8.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure.........................II-9


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant...............III-1
Item 10. Executive Compensation...........................................III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management...III-2
Item 12. Certain Relationships and Related Transactions...................III-3
Item 13. Exhibits and Reports on Form 8-K.................................III-3

Signatures................................................................III-5

Financial Statements......................................................III-7

Exhibit No. 99 b.
  Reports of Other Auditors...............................................III-34

                                     PART I


ITEM 1. BUSINESS
        --------

     Capital Realty Investors-IV Limited Partnership (the Partnership) is a limited partnership formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983. On June 13, 1984, the Partnership commenced offering 75,000 units of limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Partnership closed the offering on August 31, 1984, when 73,500 units of limited partnership interest became fully subscribed.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in 47 Local Partnerships. As of December 31, 2001, the Partnership retained investments in 29 Local Partnerships. Each of these Local Partnerships owns and operates a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex. The original objectives of these investments, not necessarily in order of importance, were to:

          (i)  preserve and protect the Partnership's capital;
         (ii) provide, during the early years of the Partnership's operations, current tax benefits to the partners in the form of tax losses which the partners could use to offset income from other sources;
        (iii) provide capital appreciation through increases in the value of the Partnership's investments and increased equity through periodic payments on the indebtedness on the apartment complexes; and
         (iv) provide cash distributions from sale or refinancing of the Partnership's investments and, on a limited basis, from rental operations.

See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or subsidies, and, who generally remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for maintaining, operating and managing the projects. However, in the event of non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner.

     As a result of its investment in Local Partnerships, the Partnership is the principal limited partner in 27 of these Local Partnerships. As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment. In two Local Partnerships which are general partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships. In all cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the 29 Local Partnerships and the three intermediary partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

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

                                     PART I

        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2001, follows.

                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)


                                                                                                   Units          Expiration
                           Mortgage                                                            Authorized for         of
 Name and Location        Payable at          Financed and/or Insured           Number of       Rental Asst.       Section 8
of Apartment Complex     12/31/01 (2)         and/or Subsidized Under          Rental Units     Under Sec. 8      HAP Contract
--------------------     ------------      -----------------------------       ------------    -------------      -------------
Asbury Tower             $ 6,308,496       New Jersey Housing and                    350              139           01/01/07
 Asbury Park, NJ                            Mortgage Finance Agency
                                            (NJHMFA)/236

Campbell Terrace           8,427,212       Illinois Housing Development              249              249           05/31/15
 Chicago, IL                                Authority (IHDA)

Canonsburg House           2,189,907       Pennsylvania Housing Finance              104              104           01/31/18
 Canonsburg, PA                             Agency (PHFA)

Cedar Point                2,120,375       IHDA/236                                  160                0              --
 Springfield, IL

Char House                 2,334,216       PHFA                                      104              104           07/01/19
 Charleroi, PA

Chippewa County            1,492,076       Wisconsin Housing and Economic            109              109           07/14/17
 Chippewa Falls, WI                         Development Authority (WHEDA)

Clearfield Hills II        1,423,018       Conventional Mortgage                      76                0              --
 Clearfield, UT

Crescent Gardens           1,577,788       GMAC/Federal Housing Administration      100               100           07/09/06 (6)
 Wilson, NC                                 (FHA)

DeAngelis Manor              498,884       Rhode Island Housing and                   96               94           11/30/08
 West Warwick, RI                           Mortgage Finance Corporation
                                            (RIHMFC)

Fairway Park Apts.         6,939,138       IHDA                                      210               42           06/30/04
 Naperville, IL

Glenridge Gardens          1,991,665       HUD/236                                   120               24           05/31/02 (4)
 Augusta, ME

Hale Ohana                 1,467,539       USDA-Rural Development                     30                0              --
 Koloa, Kauai, HI                           (USDA-RD)/515

Harborview Apartments      4,073,376       HUD/101                                   300              300           05/31/05
 St. Croix,
 U.S. Virgin Islands

Highland Village           1,324,924       Massachusetts Housing Finance             111               15           06/05/12
 Ware, MA                                   Agency (MHFA)/236



                                  (continued)

                                     PART I

        --------

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued

                                                                                                   Units           Expiration
                           Mortgage                                                            Authorized for         of
 Name and Location        Payable at          Financed and/or Insured           Number of       Rental Asst.       Section 8
of Apartment Complex     12/31/01 (2)         and/or Subsidized Under          Rental Units     Under Sec. 8      HAP Contract
--------------------     ------------      -----------------------------       ------------    -------------      -------------
Jewish Federation        $ 3,631,647       NJHMFA/236                               144                 0              --
 Cherry Hill, NJ

Lakes of Northdale         9,610,000       Florida Housing Finance                  216                 0              --
 Tampa, FL                                  Authority

Liberty Tower              1,881,581       PHFA                                     104               104           12/10/10
 California, PA

Madison Square             3,584,601       Michigan State Housing Devel-            133               133           06/30/14
 Grand Rapids, MI                           opment Authority

Mary Allen West Tower      2,005,000       City of Galesburg                        154               153           03/01/09
 Galesburg, IL

Matthew XXV                  489,278       RIHMFC                                    95                95           06/18/03
 Warwick, RI

Northridge Park            5,110,969       California Housing Finance               104                 0              --
 Salinas, CA                                Agency (CHFA)

Pilgrim Tower East         5,166,484       CHFA                                     158               158           10/17/24
 Pasadena, CA

Pilgrim Tower North        3,783,437       FHA/236                                  258               205           02/29/04 (4)
 Pasadena, CA

Riverview Manor            1,065,039       WHEDA                                     76                76           08/15/12
 Fort Atkinson, WI

Thornwood House            3,143,963       IHDA/236                                 183                 0              --
 University Park, IL

Tradewinds Terrace         1,320,949       FHA/236                                  122                52           04/30/04 (4)
 Traverse City, MI

Valley View                2,284,007       IHDA/236                                 179                 0              --
 Rockford, IL

Wellington Woods           1,794,382       USDA-RD/515                              109                 0              --    (5)
 Clarkson, NY

Westport Village           1,514,139       IHDA/236                                 121                 0              --
 Freeport, IL
                         -----------                                           --------            ------
Totals 29                $88,554,090                                              4,275             2,256
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


                                   (continued)

                                     PART I

        --------

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued

                                                                                     Average Effective Annual
                                       Units Occupied As                                 Rental Per Unit
                                   Percentage of Total Units                           for the Years Ended
                                       As of December 31,                                   December 31,
                              ----------------------------------      -------------------------------------------------------
 Name and Location
of Apartment Complex          2001   2000    1999    1998   1997       2001         2000        1999        1998       1997
--------------------          ----   ----    ----    ----   ----      -------     --------    --------    --------   --------
Asbury Tower                    96%    97%     97%     97%    86%     $ 6,560     $ 6,335     $  6,299    $  5,843   $  5,486
 Asbury Park, NJ

Campbell Terrace               100%    99%    100%    100%   100%      13,178      12,731       12,311      11,868     11,704
 Chicago, IL

Canonsburg House                97%    97%     99%     96%    97%       8,413       8,584        8,574       8,536      8,583
 Canonsburg, PA

Cedar Point                     99%    97%     95%     96%    82%       5,086       4,806        4,674       4,678      4,384
 Springfield, IL

Char House                      99%    99%     96%    100%   100%       8,364       8,255        8,387       8,364      8,380
 Charleroi, PA

Chippewa County                 85%    95%     87%     96%    94%       4,880       4,999        5,219       5,372      5,109
 Chippewa Falls, WI

Clearfield Hills II             99%    96%    100%     90%    86%       5,481       5,594        5,204       5,154      5,451
 Clearfield, UT

Crescent Gardens               100%    95%    100%    100%   100%       4,866       4,983        4,976       4,992      4,980
 Wilson, NC

DeAngelis Manor                 99%   100%    100%    100%   100%       8,437       8,450        8,460       8,443      8,446
 West Warwick, RI

Fairway Park Apt.               91%    99%     95%     97%    83%      10,055       9,422        9,736       9,066      9,079
 Naperville, IL

Glenridge Gardens               93%    93%     97%     95%    95%       4,863       5,035        4,893       4,651      4,352
 Augusta, ME

Hale Ohana                     100%   100%    100%    100%   100%       8,143       8,598        8,633       9,099      8,919
 Koloa, Kauai, HI

Harborview Apartments           97%    96%     98%    100%   100%       8,303       8,286        8,338       8,415      8,391
 St. Croix,
 U.S. Virgin Islands

Highland Village                94%    96%     96%     95%    91%       6,574       6,588        6,048       5,761      5,522
 Ware, MA

Jewish Federation               99%    98%     97%    100%   100%       9,686       9,466        9,566       9,399      9,472
 Cherry Hill, NJ


                                   (continued)

                                     PART I

        --------

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued


                                                                                     Average Effective Annual
                                      Units Occupied As                                  Rental Per Unit
                                  Percentage of Total Units                            for the Years Ended
                                      As of December 31,                                   December 31,
                              ----------------------------------      -------------------------------------------------------
 Name and Location
of Apartment Complex          2001   2000    1999    1998   1997       2001         2000        1999        1998       1997
--------------------          ----   ----    ----    ----   ----      -------     --------    --------    --------   --------
Lakes of Northdale              92%    97%     98%     95%    94%     $ 8,098     $ 8,051     $  7,904    $  7,636   $  7,075
 Tampa, FL

Liberty Tower                   99%    99%     99%     97%   100%       8,339       8,242        8,266       8,301      8,252
 California, PA

Madison Square                  97%    96%     93%     95%    95%       7,234       7,337        7,262       7,344      7,256
 Grand Rapids, MI

Mary Allen West Tower           99%    99%     99%    100%   100%       6,103       6,090        6,101       6,115      6,156
 Galesburg, IL

Matthew XXV                     97%   100%    100%    100%    97%       8,924       8,932        8,949       8,876      8,913
 Warwick, RI

Northridge Park                 97%    99%     90%     93%    94%      11,675      10,576       10,123       9,465      8,553
 Salinas, CA

Pilgrim Tower East              99%   100%    100%    100%   100%       8,726       8,709        8,748       8,737      8,744
 Pasadena, CA

Pilgrim Tower North            100%   100%     99%    100%    99%       5,393       5,178        4,764       4,647      4,601
 Pasadena, CA

Riverview Manor                 86%    79%     86%     85%    97%       4,948       4,684        5,033       5,316      5,588
 Fort Atkinson, WI

Thornwood House                 96%    93%    100%     95%    99%       5,391       5,154        5,017       5,028      4,905
 University Park, IL

Tradewinds Terrace              96%    97%     95%     93%    96%       5,537       5,035        4,920       4,671      5,167
 Traverse City, MI

Valley View                     93%   100%     94%     94%    99%       4,717       4,551        4,374       4,393      4,389
 Rockford, IL

Wellington Woods               100%    98%    100%    100%   100%       3,284       3,205        3,173       3,142      2,986
 Clarkson, NY

Westport Village                80%    83%     83%     95%    96%       4,204       4,299        4,609       4,772      4,905
 Freeport, IL
                              ----   ----    ----    ----   ----      -------     -------     --------    --------   --------
Totals(3) 29                    96%    96%     96%     97%    96%     $ 7,085     $ 6,972     $  6,916    $  6,830   $  6,750
                              ====   ====    ====    ====   ====      =======     =======     ========    ========   ========

                                     PART I

(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2001.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) The Section 8 contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.

(5)  The USDA subsidy funds are projected to last until 2020.

(6) Mortgage loan restructuring under Mark-to-Market program completed in August 2001.

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

     In May 2001, Cottonwood Park was sold. See the notes to the consolidated financial statements for additional information concerning the sale.

     In January 2002, a contract for the sale of the interest in Pilgrim Tower North was signed. See the notes to the consolidated financial statements for additional information concerning the sale.

     In February 2002, a contract for the sale of the Partnership's interest in Pilgrim Tower East was signed. See the notes to the consolidated financial statements for additional information concerning the sale.

     In March 2002, Matthew XXV was sold. See the notes to the consolidated financial statements for additional information concerning the sale.

     In March 2002, DeAngelis Manor was sold. See the notes to the consolidated financial statements for additional information concerning the sale.

     In March 2002, a contract for the sale of the Highland Village property was signed. See the notes to the consolidated financial statements for additional information concerning the sale.

     In March 2002, a contract for the sale of the Lakes of Northdale property to an unrelated third party was signed.

                                     PART I


ITEM 2. PROPERTIES
        ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors-IV Limited Partnership indirectly holds an interest in the real estate owned by the Local Partnerships. See Part I, Item 1 for information concerning these properties.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     On November 17, 1999, the Partnership was sued for payment on purchase money notes related to Valley View and Westport Village, and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, and February 9, 2000, the Partnership filed motions to dismiss the suits. A further amended complaint and motion have been filed, but no rulings on the latest motion have been made. See the notes to the consolidated financial statements for additional information concerning the purchase money notes.

     In August 2000, one of the purchase money noteholders sued the Partnership for damages and foreclosure of the security interests in the Wellington Woods Local Partnership. The Partnership offered to tender its interests in Wellington Woods, but, subsequently, the plaintiff and the second purchase money noteholder filed an amended complaint. Both sides have filed motions for summary judgment. In the meantime, the Partnership filed a request for stay of discovery.

     In September 2000, one of the purchase money noteholders with respect to the Canonsburg House, Char House and Liberty Tower Local Partnerships sued the Partnership and it affiliate, C.R.H.C., Incorporated, (CRHC) for foreclosure of their respective interests in the three Local Partnerships. The suits were settled in October 2001, pursuant to which the purchase money notes were extended until January 2003, and assignments of the Partnership's and CRHC's interests in the three Local Partnerships were placed in escrow.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
        -----------------------------------------------------
          RELATED PARTNERSHIP MATTERS
          ---------------------------

     (a) There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

          The Managing General Partner has reason to believe that in April 2000, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase up to 4.9% of the outstanding Units in the Partnership at a price of $40 per Unit; the offer expired in May 2000. Peachtree is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit.

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

          On November 29, 2001, Lexington initiated a registered tender offer to purchase up to 14,700 of the outstanding Units in the Partnership at a price of $40 per Unit; the offer expired December 29, 2001.

          In response to the Lexington tender offer, on December 12, 2001, the Managing General Partner filed a Schedule 14D-9. In that filing, the Managing General Partner recommended that Limited Partners reject the Lexington offer because it viewed the offer price as inadequate.

          During 2001, a number of investors sold their Units in the Partnership to other investors as a result of the unregistered tender offers described above. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
        -----------------------------------------------------
         RELATED PARTNERSHIP MATTERS - Continued
         ---------------------------

          Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through July 16, 2001, the Partnership received sale transfer requests for approximately 4.9% of the outstanding Units. Accordingly, to remain within the five percent safe harbor, effective July 16, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions were not recognized by the Partnership between July 17, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002.

     (b) As of March 28, 2002, there were approximately 5,800 registered holders of Units in the Partnership.

     (c) On April 27, 2001, the Partnership made a cash distribution of $733,670 ($10.00 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2001. The distribution was a result of the sale of Wollaston Manor.

          The Partnership received distributions of $842,573 and $1,499,706 from Local Partnerships during 2001 and 2000, respectively. Some of the Local Partnerships operate under restrictions imposed by certain federal and/or state government agencies that limit the cash return available to the Partnership.

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

                                    General
                                    -------

     The Partnership has invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes (the properties) intended to provide housing to low and moderate income tenants. In conjunction with such governmental assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, certain of the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties, and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

     The original investment objectives of the Partnership primarily were to deliver tax benefits, as well as cash proceeds upon disposition of the properties, through the Partnership's investment in Local Partnerships. Regulatory restrictions on cash distributions from the properties limited the original projections of annual cash distributions from property operations.

     The original investment objectives of the Partnership have been affected by the Tax Reform Act of 1986, which virtually eliminated many of the incentives for the new construction or the sale of existing low income housing properties by limiting the use of passive loss deductions. Therefore, C.R.I., Inc. (the Managing General Partner) continues to concentrate on transferring the source of investment yield from tax benefits to cash flow wherever possible, thereby potentially enhancing the ability of the Partnership to share in the appreciated value of the properties.

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

     The Managing General Partner has sold, and will continue to sell, certain properties by utilizing opportunities presented by federal affordable housing legislation, favorable financing terms and preservation incentives available to tax credit and not-for-profit purchasers. The Managing General Partner intends to use all or part of the Partnership's net proceeds (after a partial distribution to limited partners) from the sales of properties to fund reserves for paying at maturity, prepaying or purchasing prior to maturity, at a discount where possible, currently outstanding purchase money notes. The Managing General Partner believes that this represents an opportunity to reduce the Partnership's long-term obligations.

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

     Some of the rental properties owned by the Local Partnerships are dependent on the receipt of project-based Section 8 Rental Housing Assistance Payments
(HAP) provided by the U.S. Department of Housing and Urban Development (HUD) pursuant to Section 8 HAP contracts. Current legislation allows all expired
Section 8 HAP contracts with rents at less than 100% of fair market rents to be renewed for up to one year. Expiring Section 8 HAP contracts with rents that exceed 100% of fair market rents could be renewed for up to one year, but at rents reduced to 100% of fair market rents (Mark-to-Market). All expiring
Section 8 HAP contracts with rents exceeding comparable market rents, and properties with mortgage loans insured by the Federal Housing Administration
(FHA), became subject to the Mark-to-Market legislation.

     Mark-to-Market (M2M) implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. In some instances, a property will be able to meet its existing debt service payments after the reduction in rental income. In this case, the property may enter the M2M "Lite" program which would not require a debt restructuring. In the remaining instances, the affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This would involve reducing the first mortgage loan balance to an amount supportable by the property's operations, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan would be converted to a non-performing but accruing (soft) second mortgage loan. When the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate; however, the Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest would not generate additional ordinary income. Each property subject to M2M will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time. All properties, upon entering the M2M program (excluding M2M Lite), are required to enter into an agreement restricting the property's use to affordable housing for 30 years.

     Finally, under HUD's "Mark-up-to-Market"  program, properties with expiring
Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined adjustment factor. The purpose of this program is to provide incentives to owners of properties with expiring
Section 8 HAP contracts not to convert these properties to market rate housing.

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

     There have been no major changes in federal housing policy in 2001.

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     Crescent Gardens Associates Limited Partnership (Crescent Gardens), Glenridge Development Company (Glenridge Gardens), Pilgrim Tower North
Associates Limited Partnership (Pilgrim Tower North) and Tradewinds West LDHA Limited Partnership (Tradewinds Terrace) in which the Partnership is invested as of December 31, 2001 have Section 8 HAP contracts which, as extended, expired in 2001. The Section 8 HAP contracts cover all of the apartment units in Crescent Gardens, and 20%, 79% and 43% of the apartment units in Glenridge Gardens, Pilgrim Tower North and Tradewinds Terrace, respectively. Crescent Gardens recently completed mortgage restructuring under the Mark-to-Market program and the Section 8 HAP contract was extended until May 10, 2021. The Section 8 HAP contract for Glenridge Gardens was extended to May 2002, Pilgrim Tower North was extended to February 2004, and Tradewinds Terrace was extended to April 2004.

     As of December 31, 2001, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2002 was $0.

     The Managing General Partner continues to seek strategies to deal with affordable housing policy. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense.

                         Financial Condition/Liquidity
                         -----------------------------

     As of December 31, 2001, the Partnership had approximately 5,900 investors who subscribed to a total of 73,500 units of limited partnership interest in the original amount of $73,500,000. The Partnership originally made investments in 47 Local Partnerships, of which 29 remain as of December 31, 2001. The Partnership's liquidity, with unrestricted cash resources of $4,816,347 as of December 31, 2001, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 28, 2002, there are no material commitments for capital expenditures.

     During 2001 and 2000 the Partnership received cash distributions of $842,573 and $1,499,706, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of non-recourse purchase money notes having an aggregate principal balance of $27,732,019, plus aggregate accrued interest of $94,666,676, as of December 31, 2001, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The maturity dates of the purchase money notes related to the following properties were extended during 2002, 2001 and 2000.

                                                        Original       Extended
         Property                      Principal        Maturity       Maturity
         --------                      ---------        --------      ---------
         Harborview Apartments         $3,000,000       08/01/99       08/01/04
         Cedar Point                    1,320,000       08/30/99       08/30/04
         Thornwood House                1,775,000       08/30/99       08/30/04
         Highland Village               1,100,000       10/31/99       10/31/04
         Jewish Federation              1,350,000       10/31/99       10/31/04
         Canonsburg House (1)           1,440,000       12/01/99       01/03/03
         Char House (1)                 1,430,000       12/01/99       01/03/03
         Liberty Tower (1)              1,340,000       12/01/99       01/03/03
         Pilgrim Tower East             1,550,000       12/01/99       11/30/03
         Pilgrim Tower North            2,065,000       04/30/00       11/30/02

     (1) Other purchase money notes relating to these properties were paid off in October 2001.

     The purchase money notes related to the following properties have matured and have not been paid or extended as of March 28, 2002.

         Property                            Principal          Maturity
         --------                           ----------          --------
         Crescent Gardens                   $  434,000          07/31/99
         Valley View                           920,000          09/01/99 (1)
         Westport Village                      840,000          09/01/99 (1)
         Wellington Woods                      485,000          12/01/99
         Glenridge Gardens                     665,000          01/01/02 (2)

     (1)  Extended in accordance with the forbearance agreement.
     (2)  Original maturity was August 1, 1999.

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2000, 2001 and through March 28, 2002.

         Property                Principal        Date              Disposition
         --------               ----------        ----              -----------

         Holiday Village        $1,370,000        July 2000         Paid Off
         Redden Gardens          1,330,000        September 2000    Transferred
         Wollaston Manor         2,125,000        December 2000     Paid Off
         Chippewa County           860,000        January 2001      Paid Off
         Hometown Village        1,495,000        January 2001      Transferred
         Scoville Center         1,400,000        January 2001      Transferred
         Cottonwood Park           975,000        May 2001          Paid Off
         Tradewinds Terrace        925,000        May 2001          Paid Off
         Riverview Manor           740,000        July 2001         Paid Off
         Canonsburg House (2)      100,000        October 2001      Paid Off
         Char House (2)            100,000        October 2001      Paid Off
         Liberty Tower (2)         100,000        October 2001      Paid Off
         DeAngelis Manor           973,571 (1)    March 2002        Paid Off
         Matthew XXV               978,367 (1)    March 2002        Paid Off

     (1)  Remaining principal after a partial payoff.
     (2) Other purchase money notes relating to these properties were extended to mature in January 2003.

     See the notes to the consolidated financial statements for additional information concerning these purchase money notes.

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in the related Local Partnership.

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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through December 31, 2002, and which remain unpaid or unextended as of March 28, 2002. Excluded from the following chart are purchase money notes which matured through December 31, 2001, and which have been paid off, cancelled, or extended on or before March 28, 2002.

                                                                         Aggregate                 Carrying Amount
                                               Aggregate                  Accrued                  of Partnership's
                                               Principal                  Interest                 Investments in
                   Number of                    Balance                   Balance                  and Advances to
   Purchase        Underlying                    as of                     as of                   Underlying Local
  Money Note         Local       Percentage     December    Percentage    December    Percentage   Partnerships as of    Percentage
   Maturity       Partnerships    of Total      31, 2001     of Total     31, 2001     of Total    December 31, 2001      of Total
---------------   ------------   ----------    -----------  ---------    ----------   ----------   ------------------    ----------
3rd Quarter 1999        3             10%      $ 2,194,000         8%    $ 5,167,031        6%        $         0              0%
4th Quarter 1999        1              3%          485,000         2%      2,877,875        3%            610,813              4%
1st Quarter 2002        1              3%          665,000         2%      2,543,601        3%                  0              0%
3rd Quarter 2002        1              3%        1,500,000         5%      2,527,912        2%                  0              0%
4th Quarter 2002        1              3%        2,165,000         8%     15,893,107       17%          2,428,362             16%
                     ----          -----       -----------     -----     -----------    -----         -----------          -----
Total through
 12/31/2002             7             24%      $ 7,009,000        25%    $29,009,526       31%        $ 3,039,175             20%
                     ====          =====       ===========     =====     ===========    =====         ===========          =====
Total, Local
  Partnerships         29            100%      $27,732,019       100%    $94,666,676      100%        $15,525,998 (1)        100%
                     ====          =====       ===========     =====     ===========    =====         ===========          =====


(1)  Includes   $2,428,362  for  the  partnership   reported  as  investment  in
     partnerships held for sale and $0 for the investment in partnerships held in escrow on the consolidated balance sheet at December 31, 2001.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 29 Local Partnerships in which the Partnership is invested as of December 31, 2001, the seven Local Partnerships with associated purchase money notes which mature through December 31, 2002 and which remain unpaid or unextended as of March 28, 2002, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                                Percentage of Total       Partnership's Share of
                               Distributions Received          Income from
     For the Year Ending      from Local Partnerships      Local Partnerships
     -------------------      -----------------------    ----------------------

     December 31, 2001                  5%                        $0
     December 31, 2000                  3%                        $0


     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 2001 and 2000, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased during 2001, as net cash used in financing activities for the payoff of purchase money notes and related interest, and distribution to Additional Limited Partners, plus cash used in operating activities exceeded net cash provided by investing activities.

     On April 27, 2001, the Partnership made a cash distribution of $733,670 ($10.00 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2001; this distribution was a result of the sale of Wollaston Manor. The Managing General Partner intends to reserve all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.

                              Results of Operations
                              ---------------------

2001 Versus 2000
----------------

     The Partnership's net income for the year ended December 31, 2001 decreased from the corresponding period in 2000 primarily related to a decrease in share of income from partnerships primarily due to the cessation of share of income from Local Partnerships sold or transferred in 2000, and also due to a decrease in share of income from one Local Partnership due to increased utilities and insurance expenses. Contributing to the decrease in net income were a decrease in interest revenue due to lower cash and cash equivalents balances and lower interest rates in 2001, an increase in professional fees due to higher legal and audit fees, and lower gain on disposition of investments in partnerships in 2001. Partially offsetting the decrease in net income were an increase in extraordinary gain from extinguishment of debt in 2001, a decrease in interest expense

                                     PART II


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

due  to  lower  purchase  money  note  balances,   a  decrease  in  general  and
administrative expenses primarily due to lower reimbursed payroll costs, and a decrease in amortization of deferred costs related to the disposition of investments in partnerships in 2000.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2001 and 2000 did not include losses of $795,979 and $672,559, respectively. Distributions of $157,703 and $263,240 received from five and six Local Partnerships during 2001 and 2000, respectively, are included in share of income from partnerships because these amounts were in excess of the Partnership's investment.

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

     The combined rental revenues for the Partnership's remaining 29 properties for the years ended December 31, 2001, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred in 2001 and prior years.


                                                        For the years ended December 31,
                       ---------------------------------------------------------------------------------------------------
                          2001                  2000                  1999                  1998                  1997
                       -----------           -----------           -----------           -----------           -----------
Combined Rental
  Revenue              $31,035,353           $30,375,828           $30,046,724           $29,492,799           $29,041,581

Annual Percentage
  Increase                            2.2%                  1.1%                  1.9%                  1.6%


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

William B. Dockser, 65, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also Chairman of the Board and a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 55, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota. He is also a Director and executive officer of CRIIMI MAE Inc. and CRIIMI, Inc.

Susan R. Campbell, 43, is Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland. Ms. Campbell has resigned her position effective March 29, 2002.

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

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at March 28, 2002.

           Name and Address              Amount and Nature          % of total
          of Beneficial Owner         of Beneficial Ownership      Units issued
          -------------------         -----------------------      ------------

          Equity Resources Group,            8,283 Units               11.3%
            Incorporated, et. al.
            14 Story Street
            Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 28, 2002, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

           Name and Address               Amount and Nature         % of total
          of Beneficial Owner          of Beneficial Ownership     Units issued
          -------------------          -----------------------     -------------
          William B. Dockser                     None                  0.0%
          H. William Willoughby                  None                  0.0%
          All Directors and Officers
            as a Group (3 persons)               None                  0.0%

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Index of Exhibits (Listed according to the number assigned in the table in Item 601 of Regulation S-B.)

          Exhibit No. 3 - Articles of Incorporation and bylaws.

          a. Certificate of Limited Partnership of Capital Realty Investors-IV Limited Partnership. (Incorporated by reference to Exhibit No. 3 to Registrant's Registration Statement on Form S-11, as amended, dated June 7, 1984.) Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

          b. Limited Partnership Agreement of Capital Realty Investors-IV Limited Partnership. (Incorporated by reference to Exhibit No. 4 to Registrant's Registration Statement on Form S-11, as amended, dated June 7, 1984.)

          Exhibit No. 10 - Material Contracts.

          a. Management Services Agreement between CRI and Capital Realty Investors-IV Limited Partnership. (Incorporated by reference to Exhibit No. 10(b) to Registrant's Registration Statement on Form S-11, as amended, dated June 7, 1984.)

                                      III-3

                                    PART III

         --------------------------------

          Exhibit No. 99 - Additional Exhibits.

          a. Prospectus of the Partnership, dated June 13, 1984. (Incorporated by reference to Registrant's Registration Statement on Form S-11, as amended, dated June 7, 1984.)

          b. Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-IV Limited Partnership has invested. (This information begins at page III-34.)

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2001.


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




March 28, 2002                         by:  /s/ William B. Dockser
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


March 28, 2002                          by:  /s/ H. William Willoughby
--------------                               -----------------------------------
DATE                                         H. William Willoughby,
                                               Director, President,
                                               and Secretary




March 28, 2002                          by:  /s/ Michael J. Tuszka
--------------                               -----------------------------------
DATE                                         Michael J. Tuszka,
                                               Vice President
                                               and Chief Accounting Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)



                                      III-5

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



To the Partners
Capital Realty Investors-IV Limited Partnership

     We have audited the consolidated balance sheets of Capital Realty Investors-IV Limited Partnership (a Maryland limited partnership) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $1,035,271 and $2,168,266 of income in 2001 and 2000, respectively, included in the Partnership's net income in 2001 and 2000. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-IV
Limited Partnership as of December 31, 2001 and 2000 and the consolidated results of its operations, changes in partners' deficit and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                          Grant Thornton LLP

Vienna, Virginia
March 21, 2002


                                      III-6

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                                           For the years ended
                                                                                                December 31,
                                                                                      ------------------------------
                                                                                           2001             2000
                                                                                      -------------    -------------
Investments in and advances to partnerships .......................................   $  13,097,636    $  26,150,075
Investment in partnerships held for sale ..........................................      10,760,494          474,054
Investment in partnerships held in escrow .........................................       3,084,883        4,160,314
Cash and cash equivalents .........................................................       4,816,347        8,049,221
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $249,448 and $338,458, respectively ..........         332,410          500,837
Property purchase costs,
  net of accumulated amortization of $212,838 and $276,267, respectively ..........         275,379          399,413
Sales proceeds receivable .........................................................            --          1,545,628
Other assets ......................................................................             163             --
                                                                                      -------------    -------------

      Total assets ................................................................   $  32,367,312    $  41,279,542
                                                                                      =============    =============




                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  27,732,019    $  34,535,081
Accrued interest payable ..........................................................      94,666,676      103,424,862
Accounts payable and accrued expenses .............................................         126,219          474,328
                                                                                      -------------    -------------

      Total liabilities ...........................................................     122,524,914      138,434,271
                                                                                      -------------    -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................      (9,122,210)      (8,388,540)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (146,975,998)    (154,706,795)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (90,157,602)     (97,154,729)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  32,367,312    $  41,279,542
                                                                                      =============    =============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-7

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the years ended
                                                                              December 31,
                                                                       ----------------------------
                                                                           2001             2000
                                                                       ------------    ------------
Share of income from partnerships ..................................   $  1,192,973    $  2,671,121
                                                                       ------------    ------------

Other revenue and  expenses:

  Revenue:
    Interest and other income ......................................        231,154         483,184
                                                                       ------------    ------------

  Expenses:
    Interest .......................................................     10,280,813      11,966,868
    Management fee .................................................        375,000         375,000
    General and administrative .....................................        300,569         320,071
    Professional fees ..............................................        197,141         178,804
    Amortization of deferred costs .................................         37,874          47,244
                                                                       ------------    ------------

                                                                         11,191,397      12,887,987

      Total other revenue and expenses .............................    (10,960,243)    (12,404,803)
                                                                       ------------    ------------

Loss before gain on disposition of investments in partnerships
   and extraordinary gain from extinguishment of debt ..............     (9,767,270)     (9,733,682)

Gain on disposition of investments in partnerships .................        719,413       7,766,403
                                                                       ------------    ------------

Loss before extraordinary gain from extinguishment of debt .........     (9,047,857)     (1,967,279)

Extraordinary gain from extinguishment of debt .....................     16,778,654      10,564,867
                                                                       ------------    ------------

Net income .........................................................   $  7,730,797    $  8,597,588
                                                                       ============    ============


Net income allocated to General Partners (1.51%) ...................   $    116,735    $    129,824
                                                                       ============    ============


Net income allocated to Initial and Special Limited Partners (1.49%)   $    115,189    $    128,104
                                                                       ============    ============


Net income allocated to Additional Limited Partners (97%) ..........   $  7,498,873    $  8,339,660
                                                                       ============    ============


Net income per unit of Additional Limited Partner Interest
  based on 73,500 units outstanding ................................   $     102.03    $     113.46
                                                                       ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-8

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                                     Initial and
                                                                       Special           Additional
                                                  General              Limited            Limited
                                                  Partners             Partners           Partners                Total
                                                 -----------         -----------        -------------         -------------
Partners' deficit, January 1, 2000               $(2,481,056)        $(2,448,669)       $(100,822,592)        $(105,752,317)

  Net income                                         129,824             128,104            8,339,660             8,597,588
                                                 -----------         -----------        -------------         -------------

Partners' deficit December 31, 2000               (2,351,232)         (2,320,565)         (92,482,932)          (97,154,729)

  Net income                                         116,735             115,189            7,498,873             7,730,797

  Distribution of $10.00 per unit
    of Additional Limited Partner Interest                --                  --             (733,670)             (733,670)
                                                 -----------         -----------        -------------         -------------
Partners' deficit, December 31, 2001             $(2,234,497)        $(2,205,376)       $ (85,717,729)        $ (90,157,602)
                                                 ===========         ===========        =============         =============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-9

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the years ended
                                                                                          December 31,
                                                                                  ----------------------------
                                                                                      2001            2000
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $  7,730,797    $  8,597,588

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................     (1,192,973)     (2,671,121)
    Amortization of discount on purchase money notes ..........................           --            42,968
    Amortization of deferred costs ............................................         37,874          47,244
    Gain on disposition of investments in partnerships ........................       (719,413)     (7,766,403)
    Extraordinary gain from extinguishment of debt ............................    (16,778,654)    (10,564,867)

    Changes in assets and liabilities:
      Increase in advances to partnerships ....................................         (9,257)           --
      Increase in other assets ................................................           (163)           --
      Increase in accrued interest payable ....................................     10,280,813      11,923,900
      Payment of purchase money note interest .................................       (408,320)     (1,491,167)
      (Decrease) increase in accounts payable and accrued expenses ............       (348,109)        298,736
                                                                                  ------------    ------------

        Net cash used in operating activities .................................     (1,407,405)     (1,583,122)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        842,573       1,499,706
  Proceeds from disposition of investments in partnerships ....................      1,135,324      10,045,440
  Decrease (increase) in sales proceeds receivable ............................      1,545,628      (1,545,628)
  Release of investment held in escrow ........................................           --            50,400
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................      3,523,525      10,049,918
                                                                                  ------------    ------------

Cash flows from financing activities:
  Payment of purchase money note principal ....................................        (25,000)        (50,000)
  Payoff of purchase money notes and related interest .........................     (4,590,324)     (7,975,262)
  Distributions to Additional Limited Partners ................................       (733,670)           --
                                                                                  ------------    ------------

        Net cash used in financing activities .................................     (5,348,994)     (8,025,262)
                                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents ..........................     (3,232,874)        441,534

Cash and cash equivalents, beginning of year ..................................      8,049,221       7,607,687
                                                                                  ------------    ------------

Cash and cash equivalents, end of year ........................................   $  4,816,347    $  8,049,221
                                                                                  ============    ============



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ....................................   $  1,365,582    $  5,959,297
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


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

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

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. The Initial Limited Partner is Rockville Pike Associates Limited Partnership-IV, a limited partnership which includes certain current officers and former employees of CRI or its affiliates. The Special Limited Partner is Two Broadway Associates-III, a limited partnership comprised of an affiliate and employees of Merrill Lynch, Pierce, Fenner and Smith, Incorporated.

          The Partnership sold 73,500 units at $1,000 per unit of additional limited partner interest through a public offering. The offering period was terminated on August 31, 1984.

     b.   Method of accounting
          --------------------

          The consolidated financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Principles of consolidation
          ---------------------------

          These consolidated financial statements include the accounts of two intermediary limited partnerships which have invested in two Local Partnerships which own and operate government-assisted or conventionally financed apartment properties. All activity between the three intermediary limited partnerships and the Partnership has been eliminated in consolidation.

     d.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2001 and 2000, the Partnership's share of cumulative losses of 11 and 10 of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $13,261,191 and $13,283,274, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements. During the years ended December 31, 2001 and 2000, cash distributions of $157,703 and $2,834,883, respectively, have been received from the

                                     III-11

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
     ------------------------------------------

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

     e.   Investment in partnerships held for sale
          ----------------------------------------

          On May 30, 2001, Cottonwood Park was sold, as discussed in Note 2.a. The Partnership's investment in this Local Partnership was reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at December 31, 2000. DeAngelis Manor, Matthew XXV, Pilgrim Tower East and Pilgrim Tower North are all under contract to be sold as of December 31, 2001, as further discussed in Note 2.a. Accordingly these investments were reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at December 31, 2001. Assets held for the sale are not recorded in excess of their net realizable value.

     f.   Investment in partnerships held in escrow
          -----------------------------------------

          In January 2001, the Partnership's interests in Hometown Village and Scoville Center were transferred to the noteholders, as discussed in Note 2.a. On June 16, 2000, documents transferring the Partnership's interest in Glenridge Gardens to the noteholder were placed in escrow, as further discussed in Note 2.a. The Partnership has agreed to deposit assignments of its interests in Valley View and Westport Village in escrow, as discussed in Note 2.a. Accordingly, these five investments were reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2000. Glenridge Gardens, Valley View and Westport Village remain classified as investment in partnerships held in escrow at December 31, 2001. In October 2001, documents transferring the Partnerships interests in Canonsburg House, Char House and Liberty Tower to the noteholder were placed in escrow, as further discussed in Note 2.a. Accordingly, these investments were reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2001. Assets held in escrow are not recorded in excess of their estimated net realizable value.

     g.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all money market funds, time and demand deposits and repurchase agreements with original maturities of three months or less.

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

                                     III-12

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued
     ------------------------------------------

     i.   Income taxes
          ------------

          For federal and state income tax purposes, each partner reports on his or her personal income tax return his or her share of the Partnership's income or loss as determined for tax purposes. Accordingly, no provision has been made for income taxes in these consolidated financial statements.

     j.   Use of estimates
          ----------------

          In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Partnership is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     k.   Fair value of financial instruments
          -----------------------------------

          The consolidated financial statements include estimated fair value information as of December 31, 2001, as required by Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosure About Fair Value of Financial Instruments." Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents, restricted cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

          The consolidated balance sheet carrying amounts for cash and cash equivalents approximate estimated fair values of such assets.

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

     l.   New accounting pronouncement
          ----------------------------

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142 or the
     Statement), "Goodwill and Other Intangible Assets," which supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal year 2002, however, earlier application is permitted. The General Partner believes that the adoption of SFAS No. 142 will not have a material impact on the financial position or the results of operations of the Partnership.

                                     III-13

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS
     -------------------------------------------

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2001 and 2000, the Partnership held limited partner interests in 29 and 32 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining amounts due on investments in the Local Partnerships follow.

                                                       December 31,
                                              -----------------------------
                                                  2001             2000
                                              ------------     ------------

     Purchase money notes due in:
       1999                                   $  6,280,938     $ 14,614,000
       2000                                      2,165,000        2,165,000
       2001                                             --        5,795,000
       2002                                      2,165,000        1,500,000
       2003                                      4,210,000               --
       2004                                     12,411,081        9,961,081
       Thereafter                                  500,000          500,000
                                              ------------     ------------

          Subtotal                              27,732,019       34,535,081
                                              ------------     ------------

     Accrued interest payable                   94,666,676      103,424,862
                                              ------------     ------------

          Total                               $122,398,695     $137,959,943
                                              ============     ============

          The remaining purchase money notes have stated interest rates ranging from 5.82% to 15%, certain of which are compounded annually. The purchase money notes are non- recourse but their terms provide for payment in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

          The maturity dates of the purchase money notes related to the following properties were extended during 2002, 2001 and 2000.

                                                       Original       Extended
         Property                     Principal        Maturity       Maturity
         --------                     ----------       --------       --------
         Harborview Apartments        $3,000,000       08/01/99       08/01/04
         Cedar Point                   1,320,000       08/30/99       08/30/04
         Thornwood House               1,775,000       08/30/99       08/30/04
         Highland Village              1,100,000       10/31/99       10/31/04
         Jewish Federation             1,350,000       10/31/99       10/31/04
         Canonsburg House (1)          1,440,000       12/01/99       01/03/03
         Char House (1)                1,430,000       12/01/99       01/03/03
         Liberty Tower (1)             1,340,000       12/01/99       01/03/03
         Pilgrim Tower East            1,550,000       12/01/99       11/30/03
         Pilgrim Tower North           2,065,000       04/30/00       11/30/02

     (1) Other purchase money notes relating to these properties were paid off in October 2001.


                                     III-14

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The purchase money notes related to the following properties have matured and have not been paid or extended as of March 28, 2002.

         Property                            Principal          Maturity
         --------                           ----------          --------
         Crescent Gardens                   $  434,000          07/31/99
         Valley View                           920,000          09/01/99 (1)
         Westport Village                      840,000          09/01/99 (1)
         Wellington Woods                      485,000          12/01/99
         Glenridge Gardens                     665,000          01/01/02 (2)

     (1)  Extended in accordance with the forbearance agreement.
     (2)  Original maturity was August 1, 1999.


          The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2000, 2001 and through March 28, 2002.

         Property                Principal        Date               Disposition
         --------               ----------        ----               -----------
         Holiday Village        $1,370,000        July 2000          Paid Off
         Redden Gardens          1,330,000        September 2000     Transferred
         Wollaston Manor         2,125,000        December 2000      Paid Off
         Chippewa County           860,000        January 2001       Paid Off
         Hometown Village        1,495,000        January 2001       Transferred
         Scoville Center         1,400,000        January 2001       Transferred
         Cottonwood Park           975,000        May 2001           Paid Off
         Tradewinds Terrace        925,000        May 2001           Paid Off
         Riverview Manor           740,000        July 2001          Paid Off
         Canonsburg House (2)      100,000        October 2001       Paid Off
         Char House (2)            100,000        October 2001       Paid Off
         Liberty Tower (2)         100,000        October 2001       Paid Off
         DeAngelis Manor           973,571 (1)    March 2002         Paid Off
         Matthew XXV               978,367 (1)    March 2002         Paid Off

     (1)  Remaining principal after a partial payoff.
     (2) Other purchase money notes relating to these properties were extended to mature in January 2003.


          The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in the related Local Partnership.

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

          The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through December 31, 2002, and which remain unpaid or unextended as of March 28, 2002. Excluded from the following chart are purchase money notes which matured through December 31, 2001, and which have been paid off, cancelled, or extended on or before March 28, 2002.

                                                                         Aggregate                 Carrying Amount
                                               Aggregate                  Accrued                  of Partnership's
                                               Principal                  Interest                 Investments in
                   Number of                    Balance                   Balance                  and Advances to
   Purchase        Underlying                    as of                     as of                   Underlying Local
  Money Note         Local       Percentage     December    Percentage    December    Percentage   Partnerships as of    Percentage
   Maturity       Partnerships    of Total      31, 2001     of Total     31, 2001     of Total     December 31, 2001     of Total
--------------    ------------   ----------    -----------  ---------    ----------   ----------   ------------------    ----------
3rd Quarter 1999        3             10%      $ 2,194,000         8%    $ 5,167,031        6%        $         0              0%
4th Quarter 1999        1              3%          485,000         2%      2,877,875        3%            610,813              4%
1st Quarter 2002        1              3%          665,000         2%      2,543,601        3%                  0              0%
3rd Quarter 2002        1              3%        1,500,000         5%      2,527,912        2%                  0              0%
4th Quarter 2002        1              3%        2,165,000         8%     15,893,107       17%          2,428,362             16%
                     ----          -----       -----------     -----     -----------    -----         -----------          -----
Total through
 12/31/2002             7             24%      $ 7,009,000        25%    $29,009,526       31%        $ 3,039,175             20%
                     ====          =====       ===========     =====     ===========    =====         ===========          =====
Total, Local
  Partnerships         29            100%      $27,732,019       100%    $94,666,676      100%        $15,525,998 (1)        100%
                     ====          =====       ===========     =====     ===========    =====         ===========          =====

(1)  Includes   $2,428,362  for  the  partnership   reported  as  investment  in
     partnerships held for sale and $0 for the investment in partnerships held in escrow on the consolidated balance sheet at December 31, 2001.

          The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 29 Local Partnerships in which the Partnership is invested as of December 31, 2001, the seven Local Partnerships with

                                     III-16

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

     associated purchase money notes which mature through December 31, 2002 and which remain unpaid or unextended as of March 28, 2002, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                               Percentage of Total        Partnership's Share of
                              Distributions Received           Income from
      For the Year Ending     from Local Partnerships       Local Partnerships
      -------------------     -----------------------     ----------------------

      December 31, 2001                 5%                      $0
      December 31, 2000                 3%                      $0


          The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2001 and 2000 was $10,280,813 and $11,966,868,
     respectively. Amortization of discount on purchase money notes increased interest expense for the years ended December 31, 2001 and 2000 by $0 and $42,968, respectively. The accrued interest on the purchase money notes of $94,666,676 and $103,424,862 as of December 31, 2001 and 2000,
     respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                 Canonsburg House, Char House, and Liberty Tower
                 -----------------------------------------------

          The Partnership defaulted on its six purchase money notes related to Canonsburg Housing Associates Limited Partnership (Canonsburg House), Char House Highrise Association Limited Partnership (Char House), and Liberty Tower Associates Limited Partnership (Liberty Tower) on December 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $4,510,000 and $12,951,810, respectively. The Partnership tried to negotiate to extend the maturity date of the purchase money notes for up to five years. However, on September 8, 2000, the Partnership received service of three suits by the noteholder of one of the notes with respect to each of the three partnerships for foreclosure on the Partnership's interests. The Partnership filed its answers on October 24, 2000, although it continued to negotiate with the plaintiff. The Partnership entered into a settlement agreement on October 22, 2001 pursuant to which it obtained an extension of the maturity date of the three larger notes to January 2003. Under the extension agreement, documents transferring the Partnerships interests in Canonsburg House, Char House and Liberty Tower to the noteholder were placed in escrow to be released to the noteholder upon the earlier of occurrence of a future default by the Partnership on the purchase money notes or January 4, 2003. The Partnership also negotiated a discounted payoff of the three smaller notes, and the funds were released from escrow on October 22, 2001. The discounted payoffs resulted in an extraordinary gain from extinguishment of debt of $1,351,664 for financial statement purposes and in cancellation of indebtedness income of $1,351,664 for federal tax purposes in 2001.

                                     III-17

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

          Due to the possible transfer of the Partnership's interest in the Local Partnerships to the noteholders, the Partnership's basis in the Local Partnership's, along with net unamortized acquisition fees and property purchase costs, which totaled $1,266,732, $568,710 and $1,128,890 for Canonsburg House, Char House and Liberty Tower, respectively, as of December 31, 2001, have been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2001.

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

                                 Cottonwood Park
                                 ---------------

          The Partnership defaulted on its purchase money note related to Shawnee Heights Limited Partnership (Cottonwood Park) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $975,000 and $2,576,421, respectively. In May 2000, the noteholders filed suit to foreclose on the Partnership's interest in Cottonwood Park. However, the parties negotiated an agreement which allowed for a possible sale of the property. On May 30, 2001, Cottonwood Park was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the purchase money note related to Cottonwood Park. The sale of Cottonwood Park resulted in gain on disposition of investments in partnerships of $719,413 and in extraordinary gain from extinguishment of debt of $3,029,351 for financial statement purposes in 2001, and a total gain of $4,930,406 for federal tax purposes in 2001.

          Due to the impending sale of the property related to the Partnership's investment in Cottonwood Park, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $474,054, was reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at December 31, 2000.

                                     III-18

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

                                Crescent Gardens
                                ----------------

          The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extends the maturity date up to July 31, 2004, subject to semi-annual interest payments, and reduces the interest rate of the First Crescent Note. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of March 28, 2001, principal and accrued interest of $434,000 and $1,243,722, respectively, were due on the Second Crescent Note. Crescent Gardens recently completed mortgage restructuring under the Mark-to-Market program, and the associated loan restructuring requirement will likely inhibit the local managing general partner's ability to sell this property. It is anticipated that the property will now operate at a break-even level, and that future cash distributions are highly unlikely.

                                 DeAngelis Manor
                                 ---------------

          The Partnership defaulted on its purchase money notes related to Natick Associates (DeAngelis Manor) on July 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,015,000 and $2,670,689, respectively. As of March 19, 2002, aggregate principal and accrued interest of $973,571 and $3,483,307, respectively, were due. On December 4, 2001, the Partnership paid off, at a discount, the smaller of the two purchase money notes. The discounted payoff resulted in extraordinary gain from extinguishment of debt of $116,659 for financial statement purposes in 2001, and in cancellation of indebtedness income of $116,659 for federal tax purposes in 2001. On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the second purchase money note related to DeAngelis Manor. The sale and discounted payoff will result in gain on disposition of investments in partnerships and in extraordinary gain from extinguishment of debt for financial statement purposes in 2002, and in cancellation of indebtedness income for federal tax purposes in 2002. In 2002, the Managing General Partner will be paid a disposition fee relating to the sale.

          Due to the 2002 sale of the property related to the Partnership's investment in DeAngelis Manor, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $4,301,314, was reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at December 31, 2001.

                               Glenridge Gardens
                               -----------------

          The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,928,809, respectively. As of March 28, 2002, aggregate principal and accrued

                                     III-19

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

     interest of $665,000 and $2,613,024, respectively, were due. On June 16, 2000, the Partnership and noteholder agreed to extend the maturity date of the purchase money note to January 2001, in exchange for a payment which was applied to the purchase money note principal balance. Under the extension agreement, documents transferring the Partnership's interest in Glenridge Gardens to the noteholder were placed in escrow to be released to the noteholder upon a future default by the Partnership. The Partnership reached an agreement with the noteholder in which the noteholder agreed to forbear from taking any action with respect to the note through January 3, 2002 in exchange for a payment which was applied to the purchase money note principal balance. As of March 28, 2002, the purchase money noteholder has not taken action to transfer the Partnership's interest in Glenridge Gardens.

          Due to the possible transfer of the Partnership's interest in the Local Partnership to the noteholder, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $36,247, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets at December 31, 2001 and December 31, 2000.

                              Harborview Apartments
                              ---------------------

          The Partnership defaulted on its purchase money notes related to Harborview Apartments Associates Limited Partnership (Harborview Apartments) on August 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $3,000,000 and $5,342,321, respectively. On October 31, 2000, the
     Partnership and noteholders agreed to extend the maturity date of the purchase money notes to August 1, 2004.

                                Highland Village
                                ----------------

          The Partnership defaulted on its purchase money notes related to Highland Village Associates (Highland Village) on October 31, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,100,000 and $4,123,565, respectively. In April 2001, the Partnership and the noteholders agreed to extend the maturity date of the purchase money notes to October 31, 2004. The noteholders retain the right to accelerate the maturity date of the notes on nine months' notice. The local managing general partner and the noteholders are jointly exploring various options to refinance the HUD Section 236 interest rate subsidized mortgage loan related to this property with Massachusetts Housing Finance Agency (MHFA). In connection with the extension of the purchase money note, the Partnership and its affiliated general partner did not retain any consent rights to approve a sale, refinancing or other restructuring. In March 2002, a contract for the sale of the property was signed with an anticipated closing date in April 2002. There is no assurance that a refinancing of the mortgage loan or a sale of the property will occur.

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

                                Hometown Village
                                ----------------

          The Partnership defaulted on its purchase money note related to Hometown Villages Limited Partnership (Hometown Village) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,495,000 and $5,010,398, respectively. In March 2000, in exchange for a non- refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for a further non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. In January 2001, the Partnership's interest in Hometown Village was transferred to the noteholders. The transfer of the Partnership's interest in Hometown Village to the noteholders resulted in extraordinary gain from extinguishment of debt of $4,271,262 for financial statement purposes in 2001, and a total gain of $7,895,814 for federal tax purposes in 2001.

          Due to the transfer of the Partnership's interest in Hometown Village, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $3,121,315, was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2000.

                                Jewish Federation
                                -----------------

          The purchase money note related to Jewish Federation Apartments Associates (Jewish Federation), in the principal amount of $1,350,000, was due to mature on October 31, 1999. In 1997, the Managing General Partner entered into an agreement with the noteholder to extend the maturity date for five years, subject to the donation and transfer by the Local
     Partnership of an unimproved portion of the property to an entity affiliated with the local managing general partner and the noteholder. On May 21, 1999, the noteholder extended the maturity date of the purchase money note to April 30, 2000, and on April 24, 2000, the noteholder further extended the maturity date to April 30, 2001, to allow time for the donation and transfer to occur. In 2000, the local managing general partner received U. S. Department of Housing & Urban Development (HUD) approval for the donation and transfer of the unimproved portion of the property, and the transfer took place effective March 30, 2001. Upon such transfer, the maturity date of the purchase money note was extended to October 31, 2004, in accordance with the 1997 agreement.

                                     III-21

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

                                   Matthew XXV
                                   -----------

          The Partnership defaulted on its purchase money notes related to Diakonia Associates (Matthew XXV) on July 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,020,000 and $2,695,752, respectively. As of March 19, 2002, aggregate principal and accrued interest of $978,367 and $3,531,806, respectively, were due. On December 4, 2001, the Partnership paid off, at a discount, the smaller of the two purchase money notes. The discounted payoff resulted in extraordinary gain from extinguishment of debt of $141,152 for financial statement purposes in 2001, and in cancellation of indebtedness income of $141,152 for federal tax purposes in 2001. On March 19, 2002, Matthew XXV was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the second purchase money note related to Matthew XXV. The sale and discounted payoff will result in gain on disposition of investments in partnerships and in extraordinary gain from extinguishment of debt for financial statement purposes in 2002, and in cancellation of indebtedness income for federal tax purposes in 2002. In 2002, the Managing General Partner will be paid a disposition fee relating to the sale.

          Due to the 2002 sale of the property related to the Partnership's investment in Matthew XXV, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $3,929,550, was reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at December 31, 2001.

                               Pilgrim Tower East
                               ------------------

          The Partnership defaulted on its purchase money note related to Pilgrim Tower East Associates Limited Partnership (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. The Partnership and the noteholder have signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder, during 2003, in exchange for the principal and accrued interest outstanding on the purchase money note and two payments in 2002 on the purchase money note, one of which was paid in February 2002. There is no assurance that a sale of the Partnership's interest in Pilgrim Tower East will occur.

          Due to the impending sale of the Partnership's interest related to the Partnership's investment in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $44,100, was reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at December 31, 2001.

                               Pilgrim Tower North
                               -------------------

          The Partnership defaulted on its purchase money note related to Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) on April 30, 2000 when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $12,480,569, respectively. The Partnership signed a contract with the noteholder which allows the noteholder to purchase the property by November 30, 2002 in exchange for the principal and accrued interest outstanding on the purchase money note and assumption or prepayment by the noteholder of the mortgage note, the

                                     III-22

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

     flexible subsidy note and all related debt associated with the property in addition to a principal payment applied to the note, which was paid in January 2002. There is no assurance that a sale of the property will occur.

          Due to the impending sale of the property related to the Partnership's investment in Pilgrim Tower North, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $2,485,531, was reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at December 31, 2001.

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

                                 Scoville Center
                                 ---------------

          The Partnership defaulted on its purchase money notes related to Beloit Housing Partners (Scoville Center) on October 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,400,000 and $2,123,397, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for a further non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. In January 2001, the Partnership's interest in Scoville Center was transferred to the noteholders. The transfer of the Partnership's interest in Scoville Center to the noteholders resulted in extraordinary gain from extinguishment of debt of $2,698,797 for financial statement purposes in 2001, and a total gain of $5,919,376 for federal tax purposes in 2001.

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

                               Tradewinds Terrace
                               -------------------

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

                                   Valley View
                                   -----------

          The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $920,000 and $1,788,829, respectively. As of March 28, 2002, principal and accrued interest of $920,000 and $2,099,620, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of March 28, 2002. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by a future date to be negotiated. There is no assurance that any settlement will be finalized.

          Due to the impending transfer of the Partnership's interest in Valley View, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $37,315, have been reclassified to investment in partnerships held in escrow in the accompanying balance sheet at December 31, 2001 and December 31, 2000.

                                     III-24

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

                                Wellington Woods
                                ----------------

          The Partnership defaulted on its purchase money notes related to Clarkson Associates of Wellington Woods Limited Partnership (Wellington Woods) on December 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $485,000 and $2,169,679, respectively. As of March 28, 2002, aggregate principal and accrued interest of $485,000 and $2,974,061, respectively, were due.

          The Partnership had been negotiating with the noteholders to extend the maturity date of the purchase money note for five years, in exchange for a partial payment. In August 2000, one of the purchase money noteholders sued the Partnership for damages and foreclosure of the security interests in the Wellington Woods Local Partnership. The Partnership offered to tender its interests in Wellington Woods, but, subsequently, the plaintiff and the second purchase money noteholder filed an amended complaint. Both parties have filed motions for summary judgment. In the meantime, the Partnership filed a request for stay of discovery.

                                Westport Village
                                ----------------

          The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of March 28, 2002, principal and accrued interest of $840,000 and $1,902,363, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of March 28, 2002. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property was not sold and/or the notes are not repaid by a future date to be negotiated. There is no assurance that any settlement will be finalized.

          Due to the impending transfer of the Partnership's interest in Westport Village, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $46,989, have been reclassified to investment in partnerships held in escrow in the accompanying balance sheet at December 31, 2001 and December 31, 2000.

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

     b.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has an 89.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invests in the Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2001 and 2000, the Partnership received cash distributions from the rental operations of the Local Partnerships totaling $842,573 and $1,499,706, respectively. As of December 31, 2001 and 2000, 23 and 25, respectively, of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $2,782,021 and $3,050,423, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

          The cash distributions to the Partnership from the operations of the Local Partnerships may be limited by the Agencies' regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are generally required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property. In addition, local general partners have the authority to withhold funds if needed for property repairs or improvements or other property needs.

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

     c.   Advances to Local Partnerships
          ------------------------------

                                Crescent Gardens
                                ----------------

          In connection with the refinancing of the mortgage loan secured by the property owned by Crescent Gardens in August 2001, the Partnership advanced $9,257 for closing costs. Such amount will be reimbursed to the
     Partnership, with interest, over a seven year period. For financial reporting purposes, this advance has been reduced to zero by the Partnership as a result of losses at the Local Partnership level.



                                     III-26

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

                               Lakes of Northdale
                               ------------------

          To cover operating deficits incurred in prior years by Lakes of Northdale Limited Partnership (Lakes of Northdale), the Partnership advanced funds totaling $54,500 as of both December 31, 2001 and 2000. No advances have been made to Lakes of Northdale since September 1989. These non-interest bearing advances are payable from cash flow of Lakes of Northdale after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. For financial reporting purposes, these advances have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

     d.   Property matters
          ----------------

                                 Cottonwood Park
                                 ---------------

          On May 30, 2001, Cottonwood Park was sold. See note 2.a. hereof for further information concerning the sale.

                                 DeAngelis Manor
                                 ---------------

          On March 19, 2002, DeAngelis Manor was sold. See Note 2.a. hereof for additional information concerning the sale.

                                Highland Village
                                ----------------

          In  March  2002,  a  contract  for the  sale of the  Highland  Village
     property  was  signed.  See  note  2.a.  hereof  for  further   information
     concerning the sale.

                                 Holiday Village
                                 ---------------

          In July 2000, Holiday Village was sold. See note 2.a. hereof for further information concerning the sale.

                               Lakes of Northdale
                               ------------------

          On March 19, 2002, a contract for the sale of the Lakes of Northdale property to an unrelated third party has been signed.

                                 Madison Square
                                 --------------

          The Local Managing General Partner of Madison Square Ltd. Dividend Housing Association (Madison Square) requested debt relief effective
     October 1, 2001. The property has depleted its operating cash and replacement reserve funds, therefore, the Local Managing General Partner requested from the lender that the debt payments be reduced to interest only payments until such time as the property can be sold. In December 2001, the lender approved interest only payments and a reduction in the rate. The Local Managing General Partner has been searching for a not-for-profit organization to purchase this asset but has no firm offers as of yet. As of December 31, 2001, the Partnership's investment in Madison Square was $0.


                                     III-27

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     --------------------------------------------

                                   Matthew XXV
                                   -----------

          On March 19, 2002 Matthew XXV was sold. See Note 2.a. hereof for additional information concerning the sale.

                               Pilgrim Tower East
                               ------------------

          In February 2002, a contract for the sale of the Partnership's interest in Pilgrim Tower East was signed. See Note 2.a. for additional information concerning the sale.

                               Pilgrim Tower North
                               -------------------

          In January 2002, a contract for the sale of Pilgrim Tower North was signed. See Note 2.a. for additional information concerning the sale.

                                 Wollaston Manor
                                 ---------------

          On December 28, 2000, Wollaston Manor was sold. See Note 2.a. hereof for further information concerning this sale.

     e.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the 29 and 32 Local Partnerships in which the Partnership is invested as of December 31, 2001 and 2000, respectively, follow. The combined statement of operations for the year ended December 31, 2001, includes information for three Local Partnerships through the dates of sale or transfer. The combined statement of operations for the year ended December 31, 2000, includes information for three Local Partnerships through the dates of sale or transfer.

                             COMBINED BALANCE SHEETS

                                                                                         December 31,
                                                                                -----------------------------
                                                                                    2001              2000
                                                                                ------------      ------------
          Rental property, at cost, net of accumulated depreciation
            of $99,983,580 and $101,956,176, respectively                       $ 75,203,431      $ 83,619,803
          Land                                                                    11,268,067        11,876,312
          Other assets                                                            32,097,851        35,918,365
                                                                                ------------      ------------

              Total assets                                                      $118,569,349      $131,414,480
                                                                                ============      ============


          Mortgage notes payable                                                $ 88,554,090      $ 97,159,612
          Other liabilities                                                       16,844,796        16,697,947
                                                                                ------------      ------------

              Total liabilities                                                  105,398,886       113,857,559

          Partners' capital                                                       13,170,463        17,556,921
                                                                                ------------      ------------

              Total liabilities and partners' capital                           $118,569,349      $131,414,480
                                                                                ============      ============

                                     III-28

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------


                        COMBINED STATEMENTS OF OPERATIONS

                                                        For the years ended
                                                            December 31,
                                                   ----------------------------
                                                       2001             2000
                                                   -----------       -----------

          Revenue:
            Rental                                 $31,202,507       $34,720,504
            Other, principally interest              2,286,880         2,753,477
                                                   -----------       -----------

               Total revenue                        33,489,387        37,473,981
                                                   -----------       -----------


          Expenses:
            Operating and other                     21,470,908        22,770,250
            Interest                                 4,830,584         5,518,211
            Depreciation                             6,280,088         7,002,570
            Amortization                               103,223           103,872
                                                   -----------       -----------

               Total expenses                       32,684,803        35,394,903
                                                   -----------       -----------

          Net income                               $   804,584       $ 2,079,078
                                                   ===========       ===========

     f.   Reconciliation of the Local Partnerships' financial statement
          -------------------------------------------------------------
            net income to taxable income
            ----------------------------

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

          A reconciliation of the Local Partnerships' financial statement net income reflected above to taxable income follows.

                                                                                   December 31,
                                                                           ---------------------------
                                                                              2001              2000
                                                                           ----------        ----------
     Financial statement net income                                        $  804,584        $2,079,078

     Adjustments:
       Difference in tax depreciation using accelerated methods,
         net of depreciation on construction period expenses
         capitalized for financial statement purposes                       4,366,302         4,557,510

       Miscellaneous, net                                                     264,045          (223,754)
                                                                           ----------        ----------

     Taxable income                                                        $5,434,931        $6,412,834
                                                                           ==========        ==========


                                     III-29

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS
     --------------------------

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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2001 and 2000, the Partnership paid $239,256 and $259,577, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

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

For each of the years ended December 31, 2001 and 2000, the Partnership paid the Managing General Partner a Management Fee of $375,000.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In January 2001, the Managing General Partner was paid a disposition fee of $186,682 relating to the sale of Wollaston Manor on December 28, 2000. In 2002, the Managing General Partner will be paid disposition fees relating to the sales of DeAngelis Manor and Matthew XXV.


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS
     ------------------------------------------------

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

                                     III-30

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued
     ------------------------------------------------

          (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliates; such debts and liabilities, in the case of a non-liquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
         (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
        (iii) except in the case of a refinancing, to each partner in an amount equal to the positive balance in his capital account as of the date of the sale, adjusted for operations and distributions to that date, but before allocation of any profits for tax purposes realized from such sale and allocated pursuant to the Partnership Agreement;
         (iv) to the limited partners (A) an aggregate amount of proceeds from sale or refinancing and all prior sales or refinancings equal to their capital contributions, without reduction for prior cash distributions other than prior distributions of sale and refinancing proceeds, plus (B) an additional amount equal to a cumulative non-compounded six percent return on each limited partner's capital contribution, reduced, but not below zero, by
               (1) an annual amount equal to 50% of the losses for tax purposes plus tax credits allocated to such limited partner and (2) distributions of net cash flow to each limited partner, such return, losses for tax purposes and net cash flow distributions commencing on the first day of the month in which the capital contribution was made;
          (v) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate of the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement;
         (vi) to the General Partners in the amount of their capital contributions;
        (vii) thereafter, for their services to the Partnership, in equal shares to certain general partners, (or their designees) an aggregate fee of one percent of the gross proceeds resulting from
               (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such one percent fee was not paid to the General Partners or their designees; and
       (viii) the remainder, 12% in the aggregate to the General Partners (or their assignees), three percent to the Special Limited Partner and 85% in the aggregate to the Initial Limited Partner and the Additional Limited Partners (or their assignees) in accordance with their respective partner interests.

     Fees payable to certain general partners (or their designees) under (vii) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment properties, shall not in the aggregate exceed the lesser of the competitive rate or six percent of the sales price of the apartment properties.

                                     III-31

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES AND DISTRIBUTIONS - Continued
     ------------------------------------------------

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In January 2001, the Managing General Partner was paid a disposition fee relating to the sale of Wollaston Manor of $186,682 on December 28, 2000. In 2002, the Managing General Partner will be paid disposition fees relating to the sales of DeAngelis Manor and Matthew XXV.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, one percent to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% in the aggregate to the General Partners after payment of the Management Fee, (see Note 3), as specified in the Partnership Agreement. On April 27, 2001, the Partnership made a cash distribution of $733,670 ($10.00 per Unit) to the Additional Limited Partners as a result of the sale of Wollaston Manor.

     As defined in the Partnership Agreement, after the payment of distributions to Additional Limited Partners as described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2001 and 2000. The Managing General Partner intends to reserve all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships.


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
     -----------------------------------------------------------
       INCOME TO TAXABLE INCOME
       ------------------------

     For federal income tax purposes, the Partnership reports on a basis whereby: (i) certain expenses are amortized rather than expensed when incurred;
(ii) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations and (iii) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2.f.), including losses in excess of related investment amounts. These returns are subject to audit and, therefore, possible adjustment by the IRS. In addition, adjustments arising from the amortization of discount on the Partnership's purchase money notes for financial reporting purposes are eliminated for income tax purposes (see Note 2.a.).


                                     III-32

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET
     -----------------------------------------------------------
       INCOME TO TAXABLE INCOME - Continued
       ------------------------

     A reconciliation of the Partnership's financial statement net income to taxable income follows.

                                                                                   For the years ended
                                                                                       December 31,
                                                                                ---------------------------
                                                                                   2001             2000
                                                                                -----------      -----------
Financial statement net income                                                  $ 7,730,797      $ 8,597,588

Adjustments:
  Difference between financial statement net income
    and taxable income related to the Partnership's equity
    in the Local Partnerships' income or losses                                  11,225,144        7,150,280

  Costs amortized over a shorter period for income tax purposes                      37,874           33,436

  Difference in interest expense due to interest
    for consolidated partnerships and amortization of discount                           --          351,344

  Difference between taxable interest income
    and financial statement interest income                                       1,193,873        1,418,230
                                                                                -----------      -----------
Taxable income                                                                  $20,187,688      $17,550,878
                                                                                ===========      ===========


                                      # # #

                                     III-33

                                EXHIBIT NO. 99 B.


Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-IV Limited Partnership has invested.



                                     III-34