Form 10QSB
period 2002-03-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2002-05-10
CIK 740371

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

                  For the quarterly period ended March 31, 2002


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

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2002





                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - March 31, 2002 and December 31, 2001.......................    1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2002 and 2001.........    2

         Consolidated Statements of Cash Flows
           - for the three months ended March 31, 2002 and 2001.........    3

         Notes to Consolidated Financial Statements
           - March 31, 2002 and 2001....................................    4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    18


PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities..................................  23

Item 5.  Other Information................................................  23

Item 6.  Exhibits and Reports on Form 8-K.................................  24

Signature.................................................................  25

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                        March 31,       December 31,
                                                                                          2002             2001
                                                                                      -------------    -------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  12,617,345    $  13,097,636
Investment in partnerships held for sale ..........................................       3,106,740       10,760,494
Investment in partnerships held in escrow .........................................       3,071,122        3,084,883
Cash and cash equivalents .........................................................       5,692,382        4,816,347
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $214,590 and $249,448, respectively ..........         277,654          332,410
Property purchase costs,
  net of accumulated amortization of $174,120 and $212,838, respectively ..........         217,359          275,379
Other assets ......................................................................             624              163
                                                                                      -------------    -------------

      Total assets ................................................................   $  24,983,226    $  32,367,312
                                                                                      =============    =============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  25,580,081    $  27,732,019
Accrued interest payable ..........................................................      90,275,307       94,666,676
Accounts payable and accrued expenses .............................................          91,999          126,219
                                                                                      -------------    -------------

      Total liabilities ...........................................................     115,947,387      122,524,914
                                                                                      -------------    -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................      (9,122,210)      (9,122,210)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (147,782,557)    (146,975,998)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (90,964,161)     (90,157,602)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  24,983,226    $  32,367,312
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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                               For the three months ended
                                                                                        March 31,
                                                                              ------------------------------
                                                                                  2002              2001
                                                                              -------------    -------------
Share of income from partnerships .........................................   $     365,798    $     469,419
                                                                              -------------    -------------

Other revenue and  expenses:

  Revenue:
    Interest ..............................................................          14,810          100,641
                                                                              -------------    -------------

  Expenses:
    Interest ..............................................................       2,650,593        2,660,508
    Management fee ........................................................          93,750           93,750
    General and administrative ............................................          97,403           80,517
    Professional fees .....................................................          95,275           42,625
    Amortization of deferred costs ........................................           5,814            9,469
                                                                              -------------    -------------

                                                                                  2,942,835        2,886,869

      Total other revenue and expenses ....................................      (2,928,025)      (2,786,228)
                                                                              -------------    -------------

Loss before loss on disposition of investments in partnerships and
  extraordinary gain from extinguishment of debt ..........................      (2,562,227)      (2,316,809)

Loss on disposition of investments in partnerships ........................         (65,248)            --
                                                                              -------------    -------------

Loss before extraordinary gain from extinguishment of debt ................      (2,627,475)      (2,316,809)

Extraordinary gain from extinguishment of debt ............................       1,820,916        9,134,778
                                                                              -------------    -------------

Net (loss) income .........................................................        (806,559)       6,817,969

Accumulated losses, beginning of period ...................................    (146,975,998)    (154,706,795)
                                                                              -------------    -------------

Accumulated losses, end of period .........................................   $(147,782,557)   $(147,888,826)
                                                                              =============    =============



Net (loss) income allocated to General Partners (1.51%) ...................   $     (12,179)   $     102,951
                                                                              =============    =============


Net (loss) income allocated to Initial and Special Limited Partners (1.49%)   $     (12,018)   $     101,588
                                                                              =============    =============


Net (loss) income allocated to Additional Limited Partners (97%) ..........   $    (782,362)   $   6,613,430
                                                                              =============    =============


Net (loss) income per unit of Additional Limited Partner Interest
  based on 73,500 units outstanding .......................................   $      (10.64)   $       89.98
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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                    For the three months ended
                                                                                              March 31,
                                                                                   ---------------------------
                                                                                       2002           2001
                                                                                   ------------   ------------
Cash flows from operating activities:
  Net (loss) income ............................................................   $  (806,559)   $ 6,817,969

  Adjustments  to  reconcile  net  (loss)  income to net cash used in  operating activities:
    Share of income from partnerships ..........................................      (365,798)      (469,419)
    Amortization of deferred costs .............................................         5,814          9,469
    Loss on disposition of investments in partnerships .........................        65,248           --
    Extraordinary gain from extinguishment of debt .............................    (1,820,916)    (9,134,778)

    Changes in assets and liabilities:
      Increase in other assets .................................................          (461)        (2,146)
      Increase in accrued interest payable .....................................     2,650,593      2,660,508
      Payment of purchase money note interest ..................................       (26,849)       (17,500)
      Decrease in accounts payable and accrued expenses ........................       (34,220)      (365,086)
                                                                                   -----------    -----------

        Net cash used in operating activities ..................................      (333,148)      (500,983)
                                                                                   -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ...................................       201,302        260,515
  Proceeds from disposition of investments in partnerships, net ................     4,876,101           --
  Decrease in sales proceeds receivable ........................................          --        1,545,628
                                                                                   -----------    -----------

        Net cash provided by investing activities ..............................     5,077,403      1,806,143
                                                                                   -----------    -----------

Cash flows from financing activities:
  Payment of purchase money note principal .....................................      (200,000)          --
  Payoff of purchase money notes and related interest ..........................    (3,668,220)    (1,150,000)
                                                                                   -----------    -----------

        Net cash used in financing activities ..................................    (3,868,220)    (1,150,000)
                                                                                   -----------    -----------

Net increase in cash and cash equivalents ......................................       876,035        155,160

Cash and cash equivalents, beginning of period .................................     4,816,347      8,049,221
                                                                                   -----------    -----------

Cash and cash equivalents, end of period .......................................   $ 5,692,382    $ 8,204,381
                                                                                   ===========    ===========



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .....................................   $ 1,743,131    $    17,500
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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


1.   BASIS OF PRESENTATION
     ---------------------

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of March 31, 2002, and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the interim period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2001.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $25,580,081 plus aggregate accrued interest of $90,275,307 as of March 31, 2002, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The maturity dates of the purchase money notes related to the following properties were extended during 2001 and through May 10, 2002

                                              Original         Extended
Property                   Principal          Maturity         Maturity
--------                  -----------         --------         --------
Jewish Federation         $ 1,350,000         10/31/99 (2)     10/31/04
Highland Village            1,100,000         10/31/99         10/31/04
Canonsburg House (1)        1,440,000         12/01/99         01/03/03
Char House (1)              1,430,000         12/01/99         01/03/03
Liberty Tower (1)           1,340,000         12/01/99         01/03/03
Pilgrim Tower East          1,550,000         12/01/99         11/30/03
Pilgrim Tower North         2,065,000         04/30/00         11/30/02


(1) Other purchase money notes relating to these properties were paid off in October 2001.
(2)  There were interim extensions to April 30, 2000, and April 30, 2001.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

     The purchase money notes related to the following properties have matured and have not been paid or extended as of May 10, 2002.

Property                  Principal           Maturity
---------                 ----------          --------
Crescent Gardens          $  434,000          07/31/99
Valley View                  920,000          09/01/99 (1)
Westport Village             840,000          09/01/99 (1)
Wellington Woods             485,000          12/01/99
Glenridge Gardens            665,000          01/01/02 (2)

(1)  Extended in accordance with the forbearance agreement.
(2)  Original maturity was August 1, 1999.


     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2001 and through May 10, 2002.

Property                    Principal         Date                Disposition
---------                  ----------         ------------        -----------
Chippewa County            $  860,000         January 2001        Paid Off
Hometown Village            1,495,000         January 2001        Transferred
Scoville Center             1,400,000         January 2001        Transferred
Cottonwood Park               975,000         May 2001            Paid Off
Tradewinds Terrace            925,000         May 2001            Paid Off
Riverview Manor               740,000         July 2001           Paid Off
Canonsburg House (2)          100,000         October 2001        Paid Off
Char House (2)                100,000         October 2001        Paid Off
Liberty Tower (2)             100,000         October 2001        Paid Off
DeAngelis Manor               973,571 (1)     March 2002          Paid Off
Matthew XXV                   978,367 (1)     March 2002          Paid Off

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through March 31, 2003, and which remain unpaid or unextended as of May 10, 2002. Excluded from the following chart are purchase money notes which matured through March 31, 2002, and which have been paid off, cancelled, or extended on or before May 10, 2002.

                                                                         Aggregate                 Carrying Amount
                                               Aggregate                  Accrued                  of Partnership's
                                               Principal                  Interest                 Investments in
                   Number of                    Balance                   Balance                  and Advances to
   Purchase        Underlying                    as of                     as of                   Underlying Local
  Money Note         Local       Percentage      March      Percentage     March      Percentage   Partnerships as of    Percentage
   Maturity       Partnerships    of Total      31, 2002     of Total     31, 2002     of Total      March 31, 2002       of Total
--------------    ------------   ----------    -----------  ---------    ----------   ----------   ------------------    ----------
3rd Quarter 1999        3            16%       $ 2,194,000        9%     $ 5,249,548       6%         $        --             0%
4th Quarter 1999        1             6%           485,000        2%       2,978,761       3%             607,868             3%
1st Quarter 2002        1             6%           665,000        3%       2,616,414       3%                  --             0%
3rd Quarter 2002        1             6%         1,500,000        6%       2,568,187       3%                  --             0%
4th Quarter 2002        1             6%         2,065,000        8%      16,502,117      18%           2,403,018            13%
1st Quarter 2003        3            16%         4,210,000       16%      15,931,313      18%           2,858,134            16%
                     ----          ----        -----------     ----      -----------    ----          -----------          ----
Total through
 03/31/2003            10            56%       $11,119,000       44%     $45,846,340      51%         $ 5,869,020            32%
                     ====          ====        ===========     ====      ===========    ====          ===========          ====

Total, Local
  Partnerships         18           100%       $25,580,081      100%     $90,275,307     100%         $17,878,497 (1)       100%
                     ====          ====        ===========     ====      ===========    ====          ===========          ====

(1) Includes $2,902,877 and $2,432,730 for the partnership reported as investment in partnerships held for sale and $2,858,134 and $2,871,895 reported as investment in partnerships held in escrow on the consolidated balance sheets at March 31, 2002 and December 31, 2001, respectively.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 27 Local Partnerships in which the Partnership is invested as of March 31, 2002, the 10 Local Partnerships with associated purchase money notes which mature through March 31, 2003 and which remain unpaid or unextended as of May 10, 2002, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                           Percentage of Total          Partnership's Share of
                          Distributions Received             Income from
For the Year Ended        from Local Partnerships         Local Partnerships
------------------        -----------------------       ----------------------

December 31, 2001                   15%                       $0
December 31, 2000                    8%                       $0


     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three months ended March 31, 2002 and 2001 was $2,650,593 and $2,660,508, respectively. The accrued interest on the purchase money notes of $90,275,307 and $94,666,676 as of March 31, 2002 and December 31, 2001, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                 Canonsburg House, Char House, and Liberty Tower
                 -----------------------------------------------

     The Partnership defaulted on its six purchase money notes related to Canonsburg Housing Associates Limited Partnership (Canonsburg House), Char House Highrise Association Limited Partnership (Char House), and Liberty Tower Associates Limited Partnership (Liberty Tower) on December 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $4,510,000 and $12,951,810, respectively. The Partnership tried to negotiate to extend the maturity date of the purchase money notes for up to five years. However, on September 8, 2000, the Partnership received service of three suits by the noteholder of one of the notes with respect to each of the three partnerships for foreclosure on the Partnership's interests. The Partnership filed its answers on October 24, 2000, although it continued to negotiate with the plaintiff. The Partnership entered into a settlement agreement on October 22, 2001 pursuant to which it obtained an extension of the maturity date of the three larger notes to January 2003. Under the extension agreement, documents transferring the Partnership's interests in Canonsburg House, Char House and Liberty Tower to the noteholder were placed in escrow to be released to the noteholder upon the earlier of occurrence of a future default by the Partnership on the purchase money notes or January 4, 2003. The Partnership also negotiated a discounted payoff of the three smaller notes, and the funds were released from escrow on October 22, 2001. The discounted payoffs resulted in an extraordinary gain from extinguishment of debt of $1,351,664 for financial statement purposes and in cancellation of indebtedness income of $1,351,664 for federal tax purposes in 2001.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

     Due to the possible transfer of the Partnership's interest in the Local Partnerships to the noteholders, the Partnership's basis in the Local Partnership's, along with net unamortized acquisition fees and property purchase costs, which totaled $1,250,723, $572,527 and $1,127,322 as of March 31, 2002,
and $1,266,732,  $568,710 and $1,128,890 as of December 31, 2001, for Canonsburg
House, Char House and Liberty Tower, respectively, have been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

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

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extends the maturity date up to July 31, 2004, subject to semi-annual interest payments, and reduces the interest rate of the First Crescent Note. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of May 10, 2002,

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

principal and accrued interest of $434,000 and $1,253,786, respectively, were due on the Second Crescent Note. Crescent Gardens recently completed mortgage restructuring under the Mark-to- Market program, and the associated loan restructuring requirement will likely inhibit the local managing general partner's ability to sell this property. It is anticipated that the property will now operate at a break-even level, and that future cash distributions are highly unlikely.

                                 DeAngelis Manor
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Natick Associates (DeAngelis Manor) on July 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,015,000 and $2,670,689, respectively. As of March 19, 2002, principal and accrued interest of $973,571 and $3,483,307, respectively, were due. On December 4, 2001, the Partnership paid off, at a discount, the smaller of the two purchase money notes. The discounted payoff resulted in extraordinary gain from extinguishment of debt of $116,659 for financial statement purposes in 2001, and in cancellation of indebtedness income of $116,659 for federal tax purposes in 2001. On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the second purchase money note related to DeAngelis Manor, although the note has not been cancelled pending payment of surplus cash through the date of closing which has not been released by the state regulatory authority. The sale and discounted payoff resulted in loss on disposition of investment in partnerships of $28,669, and in extraordinary gain from extinguishment of debt of $652,532 for financial statement purposes in 2002, and in cancellation of indebtedness income for federal tax purposes of $1,757,146 in 2002. In March 2002, the Managing General Partner was paid a disposition fee of $73,272 relating to the sale.

     Due to the impending sale of the property related to the Partnership's investment in DeAngelis Manor, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $4,301,314, was reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at December 31, 2001.

                                Glenridge Gardens
                                -----------------

     The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,928,809, respectively. As of May 10, 2002, principal and accrued interest of $665,000 and $2,647,336, respectively, were due. On June 16, 2000, the Partnership and noteholder agreed to extend the maturity date of the purchase money note to January 2001, in exchange for a payment which was applied to the purchase money note principal balance. Under the extension agreement, documents transferring the Partnership's interest in Glenridge Gardens to the noteholder were placed in escrow to be released to the noteholder upon a future default by the Partnership. The Partnership reached an agreement with the noteholder in which the noteholder agreed to forbear from taking any action with respect to the note through January 3, 2002 in exchange for a payment which was applied to the purchase money note principal balance. As of May 10, 2002, the purchase money noteholder has not taken action to transfer the Partnership's interest in Glenridge Gardens.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

         Due to the possible transfer of the Partnership's interest in Glenridge Gardens to the noteholder, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $36,247, at March 31, 2002 and December 31, 2001, respectively, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                                Highland Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Highland Village Associates (Highland Village) on October 31, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,100,000 and $4,123,565, respectively. In April 2001, the Partnership and the noteholders agreed to extend the maturity date of the purchase money notes to October 31, 2004. The noteholders retain the right to accelerate the maturity date of the notes on nine months' notice. The local managing general partner and the noteholders are jointly exploring various options to refinance the HUD
Section 236 interest rate subsidized mortgage loan related to this property with Massachusetts Housing Finance Agency (MHFA). In connection with the extension of the purchase money note, the Partnership and its affiliated general partner did not retain any consent rights to approve a sale, refinancing or other restructuring. In March 2002, a contract for the sale of the property was signed. There is no assurance that a refinancing of the mortgage loan or a sale of the property will occur.

     Due to the impending sale of the property related to the Partnership's investment in Highland Village, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $526,550 at March 31, 2002, has been reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at March 31, 2002.

                                Hometown Village
                                ----------------

     The Partnership defaulted on its purchase money note related to Hometown Villages Limited Partnership (Hometown Village) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,495,000 and $5,010,398, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for an additional non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. In January 2001, the Partnership's interest in Hometown Village was transferred to the noteholders. The transfer of the Partnership's interest in Hometown Village to the noteholders resulted in extraordinary gain from extinguishment of debt of $4,271,262 for financial statement purposes in 2001, and a total gain of $7,895,814 for federal tax purposes in 2001.

                                Jewish Federation
                                -----------------

     The purchase money note related to Jewish Federation Apartments Associates (Jewish Federation), in the principal amount of $1,350,000, was due to mature on October 31, 1999. In 1997, the Managing General Partner entered into an agreement with the noteholder to extend the

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)



2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

maturity date for five years, subject to the donation and transfer by the Local Partnership of an unimproved portion of the property to an entity affiliated with the local managing general partner and the noteholder. On May 21, 1999, the noteholder extended the maturity date of the purchase money note to April 30, 2000, and on April 24, 2000, the noteholder further extended the maturity date to April 30, 2001, to allow time for the donation and transfer to occur. In 2000, the local managing general partner received U. S. Department of Housing & Urban Development approval for the donation and transfer of the unimproved portion of the property, and the transfer took place effective March 30, 2001. Upon such transfer, the maturity date of the purchase money note was extended to October 31, 2004, in accordance with the 1997 agreement.

                                   Matthew XXV
                                   -----------

     The Partnership defaulted on its purchase money notes related to Diakonia Associates (Matthew XXV) on July 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,020,000 and $2,695,752, respectively. As of March 19, 2002, principal and accrued interest of $978,367 and $3,531,806, respectively, were due. On December 4, 2001, the Partnership paid off, at a discount, the smaller of the two purchase money notes. The discounted payoff resulted in extraordinary gain from extinguishment of debt of $141,152 for financial statement purposes in 2001, and in cancellation of indebtedness income of $141,152 for federal tax purposes in 2001. On March 19, 2002, Matthew XXV was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the second purchase money note related to Matthew XXV, although the note has not been cancelled pending payment of surplus cash through the date of closing which has not been released by the state regulatory authority. The sale and discounted payoff resulted in loss on disposition of investments in partnerships of $36,579 and in extraordinary gain from extinguishment of debt of $1,168,384 for financial statement purposes in 2002, and in cancellation of indebtedness income for federal tax purposes of $2,126,281 in 2002. In March 2002, the Managing General Partner was paid a disposition fee of $49,743 relating to the sale.

     Due to the impending sale of the property related to the Partnership's investment in Matthew XXV, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $3,929,550, was reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at December 31, 2001.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

     Due to the impending sale of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $39,732 and $44,100, at March 31, 2002 and December 31, 2001, respectively, has been reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheets.

                               Pilgrim Tower North
                               -------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) on April 30, 2000 when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $12,480,569, respectively. The Partnership signed a contract with the noteholder which allows the noteholder to purchase the property by November 30, 2002 in exchange for the principal and accrued interest outstanding on the purchase money note and assumption or prepayment by the noteholder of the mortgage note, the flexible subsidy note and all related debt associated with the property in addition to a principal payment applied to the note, which was paid in January 2002. There is no assurance that a sale of the property will occur.

     Due to the impending sale of the property related to the Partnership's investment in Pilgrim Tower North, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $2,460,187 and $2,485,531, at March 31, 2002 and December 31, 2001, respectively, has been reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheets.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

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

                                   Valley View
                                   -----------

     The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $920,000 and $1,788,829, respectively. As of May 10, 2002, aggregate principal and accrued interest of $920,000 and $2,114,737, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of May 10, 2002. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by a future date to be negotiated. There is no assurance that any settlement will be finalized.

     Due to the impending transfer of the Partnership's interest in Valley View, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $37,315, at March 31, 2002 and December 31, 2001, have been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                                Wellington Woods
                                ----------------

     The Partnership defaulted on its purchase money notes related to Clarkson Associates of Wellington Woods Limited Partnership (Wellington Woods) on December 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $485,000 and $2,169,679, respectively. As of May 10, 2002, aggregate principal and accrued interest of $485,000 and $3,021,602, respectively, were due.

     The Partnership had been negotiating with the noteholders to extend the maturity date of the purchase money note for five years, in exchange for a partial payment. In August 2000, one of the purchase money noteholders sued the Partnership for damages and foreclosure of the security interests in the Wellington Woods Local Partnership. The Partnership offered to tender its interests in Wellington Woods, but, subsequently, the plaintiff and the second purchase money

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

noteholder filed an amended complaint. Both parties have filed motions for summary judgment. In the meantime, discovery is underway. The Partnership is unable to predict the outcome of the legal proceedings.

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of May 10, 2002, principal and accrued interest of $840,000 and $1,916,066, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of May 10, 2002. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property was not sold and/or the notes are not repaid by a future date to be negotiated. There is no assurance that any settlement will be finalized.

     Due to the impending transfer of the Partnership's interest in Westport Village, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $46,989, at March 31, 2002 and December 31, 2001, have been reclassified to investment in partnerships held in escrow in the accompanying balance sheets.

b.   Advances to Local Partnerships
     ------------------------------

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

                               Lakes of Northdale
                               ------------------

     To cover operating deficits incurred in prior years by Lakes of Northdale Limited Partnership (Lakes of Northdale), the Partnership advanced funds totaling $54,500 as of both March 31, 2002 and December 31, 2001. No advances have been made to Lakes of Northdale since September 1989. These non-interest bearing advances are payable from cash flow of Lakes of Northdale after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. For financial reporting purposes, these advances have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

c.   Property matters
     ----------------
                                 DeAngelis Manor
                                 ---------------

     On March 19, 2002, DeAngelis Manor was sold. See Note 2.a. hereof for additional information concerning the sale.

                                Highland Village
                                ----------------

     In March 2002, a contract for the sale of the Highland Village property was signed. See note 2.a. hereof for further information concerning the sale.

                               Lakes of Northdale
                               ------------------

     On March 19, 2002, a contract for the sale of the Lakes of Northdale property to an unrelated third party was signed. Due to the impending sale of the property related to the Partnership's investment in Lakes of Northdale, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $80,272 at March 31, 2002, has been reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at March 31, 2002.

                                   Matthew XXV
                                   -----------

     On March 19, 2002 Matthew XXV was sold. See Note 2.a. hereof for additional information concerning the sale.

                               Pilgrim Tower East
                               ------------------

     In February 2002, a contract for the sale of the Partnership's interest in Pilgrim Tower East was signed. See Note 2.a. hereof for additional information concerning the sale.

                               Pilgrim Tower North
                               -------------------

     In January 2002, a contract for the sale of Pilgrim Tower North was signed. See Note 2.a. hereof for additional information concerning the sale.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 27 and 30 Local Partnerships in which the Partnership was invested as of March 31, 2002 and 2001, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statements of operations for the three months ended March 31, 2002, include information for two Local Partnerships through the date of sale.


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                  For the three months ended
                                                           March 31,
                                                 -----------------------------
                                                    2002               2001
                                                 ----------         ----------

Revenue:
  Rental                                         $7,746,814         $7,741,323
  Other, principally interest                       562,564            589,313
                                                 ----------         ----------

    Total revenue                                 8,309,378          8,330,636
                                                 ----------         ----------


Expenses:
  Operating and other                             5,264,261          5,096,234
  Interest                                        1,207,648          1,294,029
  Depreciation and amortization                   1,585,199          1,575,684
                                                 ----------         ----------

    Total expenses                                8,057,108          7,965,947
                                                 ----------         ----------

Net income                                       $  252,270         $  364,689
                                                 ==========         ==========


     As of March 31, 2002 and 2001, the Partnership's share of cumulative losses to date for 12 and 10 of the 27 and 30 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $13,370,311 and $12,992,074, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS
     --------------------------

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $95,556 and $70,468 for the three month periods ended March 31, 2002 and 2001, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended March 31, 2002 and 2001.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In January 2001, the Managing General Partner was paid a disposition fee of $186,682 relating to the sale of Wollaston Manor on December 28, 2000. In March 2002, the Managing General Partner was paid disposition fees totaling $123,015 relating to the sales of DeAngelis Manor and Matthew XXV on March 19, 2002.




                                      # # #

Part I. FINANCIAL INFORMATION
        ---------------------
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations
          ------------------------------------------------


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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


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

     In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five year conditional Section 8 HAP contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to- Market program will receive increased cash flow, as the limited dividend will be increased in an amount equal to the increase in gross rental revenues.

     Glenridge Development Company (Glenridge Gardens), has a Section 8 HAP contract which, as extended, expires in May 2002. The Section 8 HAP contract covers 20% of the apartment units in Glenridge Gardens

     As of March 31, 2002, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $0.

     The Managing General Partner continues to seek strategies to deal with affordable housing policy. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $5,692,382 as of March 31, 2002, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 10, 2002, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $25,580,081 plus aggregate accrued interest of $90,275,307 as of March 31, 2002, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

Part I. FINANCIAL INFORMATION
        ---------------------
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

     The maturity dates of the purchase money notes related to the following properties were extended during 2001 and through May 10, 2002.

                                              Original         Extended
Property                   Principal          Maturity         Maturity
--------                  ------------        --------         --------
Jewish Federation         $ 1,350,000         10/31/99 (2)     10/31/04
Highland Village            1,100,000         10/31/99         10/31/04
Canonsburg House (1)        1,440,000         12/01/99         01/03/03
Char House (1)              1,430,000         12/01/99         01/03/03
Liberty Tower (1)           1,340,000         12/01/99         01/03/03
Pilgrim Tower East          1,550,000         12/01/99         11/30/03
Pilgrim Tower North         2,065,000         04/30/00         11/30/02


(1) Other purchase money notes relating to these properties were paid off in October 2001.
(2)  There were interim extensions to April 30, 2000 and April 30, 2001.


     The purchase money notes related to the following properties have matured and have not been paid or extended as of May 10, 2002.

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


     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2001 and through May 10, 2002.

Property                   Principal              Date           Disposition
--------                  ----------          ------------       -----------
Chippewa County           $  860,000          January 2001       Paid Off
Hometown Village           1,495,000          January 2001       Transferred
Scoville Center            1,400,000          January 2001       Transferred
Cottonwood Park              975,000          May 2001           Paid Off
Tradewinds Terrace           925,000          May 2001           Paid Off
Riverview Manor              740,000          July 2001          Paid Off
Canonsburg House (2)         100,000          October 2001       Paid Off
Char House (2)               100,000          October 2001       Paid Off
Liberty Tower (2)            100,000          October 2001       Paid Off
DeAngelis Manor              973,571 (1)      March 2002         Paid Off
Matthew XXV                  978,367 (1)      March 2002         Paid Off

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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through March 31, 2003, and which remain unpaid or unextended as of May 10, 2002. Excluded from the following chart are purchase money notes which matured through March 31, 2002, and which have been paid off, cancelled, or extended on or before May 10, 2002.

                                                                         Aggregate                 Carrying Amount
                                               Aggregate                  Accrued                  of Partnership's
                                               Principal                  Interest                 Investments in
                   Number of                    Balance                   Balance                  and Advances to
   Purchase        Underlying                    as of                     as of                   Underlying Local
  Money Note         Local       Percentage      March      Percentage     March      Percentage   Partnerships as of    Percentage
   Maturity       Partnerships    of Total      31, 2002     of Total     31, 2002     of Total      March 31, 2002       of Total
--------------    ------------   ----------    -----------  ---------    ----------   ----------   ------------------    ----------
3rd Quarter 1999        3            16%       $ 2,194,000        9%     $ 5,249,548       6%         $        --             0%
4th Quarter 1999        1             6%           485,000        2%       2,978,761       3%             607,868             3%
1st Quarter 2002        1             6%           665,000        3%       2,616,414       3%                  --             0%
3rd Quarter 2002        1             6%         1,500,000        6%       2,568,187       3%                  --             0%
4th Quarter 2002        1             6%         2,065,000        8%      16,502,117      18%           2,403,018            13%
1st Quarter 2003        3            16%         4,210,000       16%      15,931,313      18%           2,858,134            16%
                     ----          ----        -----------     ----      -----------    ----          -----------          ----
Total through
 03/31/2003            10            56%       $11,119,000       44%     $45,846,340      51%         $ 5,869,020            32%
                     ====          ====        ===========     ====      ===========    ====          ===========          ====
Total, Local
  Partnerships         18           100%       $25,580,081      100%     $90,275,307     100%         $17,878,497 (1)       100%
                     ====          ====        ===========     ====      ===========    ====          ===========          ====


(1) Includes $2,902,877 and $2,432,730 for the partnership reported as investment in partnerships held for sale and $2,858,134 and $2,871,895 reported as investment in partnerships held in escrow on the consolidated balance sheets at March 31, 2002 and December 31, 2001, respectively.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the

Part I. FINANCIAL INFORMATION
        ---------------------
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------

noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 27 Local Partnerships in which the Partnership is invested as of March 31, 2002, the 10 Local Partnerships with associated purchase money notes which mature through March 31, 2003 and which remain unpaid or unextended as of May 10, 2002, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                            Percentage of Total          Partnership's Share of
                           Distributions Received             Income from
 For the Year Ended        from Local Partnerships         Local Partnerships
 ------------------        -----------------------       ----------------------

 December 31, 2001                  15%                           $0
 December 31, 2000                   8%                           $0

     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month periods ended March 31, 2002 and 2001, net cash provided by investing activities, including the receipt of distributions from partnerships, was adequate to support operating cash requirements. Cash and cash equivalents increased during the three month period ended March 31, 2002, as net cash provided by investing activities exceeded net cash used in operating activities and financing activities.

                              Results of Operations
                              ---------------------

2002 Versus 2001
----------------

     The Partnership recognized net loss for the three month period ended March 31, 2002, as compared to net income for the corresponding period in 2001, primarily due to a decrease in extraordinary gain from extinguishment of debt. Such gain was $9,134,778 in the 2001 period, but only $1,820,916 in the 2002 period. Contributing to net loss were a loss on disposition of investments in partnerships in 2002, a decrease in share of income from partnerships primarily due to higher operating expenses at one property, a decrease in interest revenue due to lower cash and cash equivalent balances and lower interest rates in 2002, an increase in general and administrative expenses related to higher reimbursed payroll costs, and an increase in professional fees related to attorney fees for the Natick Associates (DeAngelis Manor) and Diakonia Associates (Matthew XXV) purchase money note settlement. Partially offsetting net loss were a decrease in interest expense due to a lower purchase money note balance and a decrease in amortization of deferred costs due to fewer investments in partnerships in 2002.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2002 and 2001 did not include losses of $224,657 and $183,704, respectively.

Part I. FINANCIAL INFORMATION
        ---------------------
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


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

Part II. OTHER INFORMATION
         -----------------
Item 5. Other Information - Continued
        -----------------

     During 2001, a number of investors sold their Units in the Partnership to other investors as a result of the unregistered tender offers described above. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through July 16, 2001, the Partnership received sale transfer requests for approximately 4.9% of the outstanding Units. Accordingly, to remain within the five percent safe harbor, effective July 16, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions were not recognized by the Partnership between July 17, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002. For the calendar year 2002 to May 10, 2002, Units transferred have not exceeded 4.9% of the total outstanding Units, therefore, the Partnership has not halted recognition of transfers.

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


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 2002.

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


                           CAPITAL REALTY INVESTORS-IV LIMITED
                             PARTNERSHIP
                           -----------------------------------------------------
                           (Registrant)

                           by:  C.R.I., Inc.
                                ------------------------------------------------
                                Managing General Partner




May 10, 2002                    by:  /s/ Michael J. Tuszka
---------------                      -------------------------------------------
DATE                                 Michael J. Tuszka
                                       Vice President
                                       and Chief Accounting Officer
                                       (Principal Financial Officer
                                       and Principal Accounting Officer)