Form 10QSB
period 2002-06-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2002-08-13
CIK 740371

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

                  For the quarterly period ended June 30, 2002


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2002



                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets
          - June 30, 2002 and December 31, 2001...........................   1

        Consolidated Statements of Operations and Accumulated Losses
          - for the three and six months ended June 30, 2002 and 2001.....   2

        Consolidated Statements of Cash Flows
          - for the six months ended June 30, 2002 and 2001...............   3

        Notes to Consolidated Financial Statements
          - June 30, 2002 and 2001........................................   4

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................  18


PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities...................................  23

Item 5. Other Information.................................................  23

Item 6. Exhibits and Reports on Form 8-K..................................  24

Certification of Periodic Financial Report................................  25

Signature.................................................................  26

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                        June 30,       December 31,
                                                                                          2002             2001
                                                                                      -------------    -------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  13,135,090    $  13,097,636
Investment in partnerships held for sale ..........................................       2,912,913       10,760,494
Investment in partnerships held in escrow .........................................       3,057,361        3,084,883
Cash and cash equivalents .........................................................       5,240,745        4,816,347
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $217,806 and $249,448, respectively ..........         274,437          332,410
Property purchase costs,
  net of accumulated amortization of $176,718 and $212,838, respectively ..........         214,761          275,379
Other assets ......................................................................             600              163
                                                                                      -------------    -------------

      Total assets ................................................................   $  24,835,907    $  32,367,312
                                                                                      =============    =============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  25,580,081    $  27,732,019
Accrued interest payable ..........................................................      92,773,674       94,666,676
Accounts payable and accrued expenses .............................................          91,166          126,219
                                                                                      -------------    -------------

      Total liabilities ...........................................................     118,444,921      122,524,914
                                                                                      -------------    -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................      (9,709,106)      (9,122,210)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (149,840,514)    (146,975,998)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (93,609,014)     (90,157,602)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  24,835,907    $  32,367,312
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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                         For the three months ended         For the six months ended
                                                                 June 30,                           June 30,
                                                       ------------------------------    ------------------------------
                                                            2002             2001             2002             2001
                                                       -------------    -------------    -------------    -------------
Share of income from partnerships ..................   $     624,630    $     685,531    $     990,428    $   1,154,950
                                                       -------------    -------------    -------------    -------------

Other revenue and  expenses:

  Revenue:
    Gain from extinguishment of debt ...............            --          3,893,128        1,755,668       13,027,906
    Interest .......................................          18,051           67,419           32,861          168,059
                                                       -------------    -------------    -------------    -------------

                                                              18,051        3,960,547        1,788,529       13,195,965
                                                       -------------    -------------    -------------    -------------

  Expenses:
    Interest .......................................       2,498,367        2,618,160        5,148,960        5,278,668
    Management fee .................................          93,750           93,750          187,500          187,500
    General and administrative .....................          66,891           80,457          164,293          160,974
    Professional fees ..............................          35,816           42,625          131,091           85,250
    Amortization of deferred costs .................           5,814            9,469           11,629           18,937
                                                       -------------    -------------    -------------    -------------

                                                           2,700,638        2,844,461        5,643,473        5,731,329
                                                       -------------    -------------    -------------    -------------

      Total other revenue and expenses .............      (2,682,587)       1,116,086       (3,854,944)       7,464,636
                                                       -------------    -------------    -------------    -------------

(Loss) gain before gain on disposition
  of investment in partnership .....................      (2,057,957)       1,801,617       (2,864,516)       8,619,586
                                                       -------------    -------------    -------------    -------------

Gain on disposition of investment in partnership ...            --            676,391             --            676,391
                                                       -------------    -------------    -------------    -------------

Net (loss) income ..................................      (2,057,957)       2,478,008       (2,864,516)       9,295,977

Accumulated losses, beginning of period ............    (147,782,557)    (147,888,826)    (146,975,998)    (154,706,795)
                                                       -------------    -------------    -------------    -------------

Accumulated losses, end of period ..................   $(149,840,514)   $(145,410,818)   $(149,840,514)   $(145,410,818)
                                                       =============    =============    =============    =============


Net (loss) income allocated
  to General Partners (1.51%) ......................   $     (31,075)   $      37,418    $     (43,254)   $     140,369
                                                       =============    =============    =============    =============

Net (loss) income allocated
  to Initial and Special Limited Partners (1.49%) ..   $     (30,664)   $      36,922    $     (42,681)   $     138,510
                                                       =============    =============    =============    =============

Net (loss) income allocated
  to Additional Limited Partners (97%) .............   $  (1,996,218)   $   2,403,668    $  (2,778,581)   $   9,017,098
                                                       =============    =============    =============    =============

Net (loss) income per unit of Additional Limited
  Partner Interest based on 73,500 units outstanding   $      (27.16)   $       32.70    $      (37.80)   $      122.68
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

Part I. FINANCIAL INFORMATION
        ---------------------
Item 1. Financial Statements
        ---------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                     For the six months ended
                                                                                              June 30,
                                                                                   ----------------------------
                                                                                       2002            2001
                                                                                   ------------    ------------
Cash flows from operating activities:
  Net (loss) income ............................................................   $ (2,864,516)   $  9,295,977

  Adjustments  to  reconcile  net  (loss)  income to net cash used in  operating activities:
    Share of income from partnerships ..........................................       (990,428)     (1,154,950)
    Amortization of deferred costs .............................................         11,629          18,937
    Gain from extinguishment of debt ...........................................     (1,755,668)    (13,027,906)
    Gain on disposition of investment in partnership ...........................           --          (676,391)

    Changes in assets and liabilities:
      Increase in other assets .................................................           (437)         (1,127)
      Increase in accrued interest payable .....................................      5,148,960       5,278,668
      Payment of purchase money note interest ..................................        (26,849)       (134,119)
      Decrease in accounts payable and accrued expenses ........................        (35,053)       (332,058)
                                                                                   ------------    ------------

        Net cash used in operating activities ..................................       (512,362)       (732,969)
                                                                                   ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ...................................        515,775         527,028
  Proceeds from disposition of investment in partnerships, net .................      4,876,101       1,135,324
  Decrease in sales proceeds receivable ........................................           --         1,545,628
                                                                                   ------------    ------------

        Net cash provided by investing activities ..............................      5,391,876       3,207,980
                                                                                   ------------    ------------

Cash flows from financing activities:
  Distribution to Additional Limited Partners ..................................       (586,896)       (733,670)
  Payment of purchase money note principal .....................................       (200,000)           --
  Payoff of purchase money note principal and related interest .................     (3,668,220)     (3,685,324)
                                                                                   ------------    ------------

        Net cash used in financing activities ..................................     (4,455,116)     (4,418,994)
                                                                                   ------------    ------------

Net increase (decrease) in cash and cash equivalents ...........................        424,398      (1,943,983)

Cash and cash equivalents, beginning of period .................................      4,816,347       8,049,221
                                                                                   ------------    ------------

Cash and cash equivalents, end of period .......................................   $  5,240,745    $  6,105,238
                                                                                   ============    ============



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .....................................   $  1,743,131    $  1,059,443
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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of June 30, 2002, and the results of its operations for the three and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the interim period ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (the Statement), "Recission of FASB
Statements  No.  4, 44,  and 64,  ...."  The  Statement  rescinds  Statement  of
Financial Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Accordingly, gains from extinguishment of debt previously reported as extraordinary for the three months ended March 31, 2002 and March 31 2001 and for the six months ended June 30, 2001, have been reclassified in the accompanying consolidated statements of operations to conform to the presentation required by the Statement.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $25,580,081 plus aggregate accrued interest of $92,773,674 as of June 30, 2002, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The maturity dates of the purchase money notes related to the following properties were extended during 2001 and through August 13, 2002

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


     The purchase money notes related to the following properties have matured and have not been paid or extended as of August 13, 2002.

         Property                    Principal      Maturity
         --------                   ----------      --------
         Crescent Gardens           $  434,000      07/31/99
         Valley View                   920,000      09/01/99
         Westport Village              840,000      09/01/99
         Wellington Woods              485,000      12/01/99
         Glenridge Gardens             665,000      01/01/02 (1)

     (1)  Original maturity was August 1, 1999.


     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2001 and through August 13, 2002.

         Property                    Principal      Date           Disposition
         --------                   ----------      ----           -----------
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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through June 30, 2003, and which remain unpaid or unextended as of August 13, 2002. Excluded from the following chart are purchase money notes which matured through June 30, 2002, and which have been paid off, cancelled, or extended on or before August 13, 2002.

                                                                         Aggregate                 Carrying Amount
                                               Aggregate                  Accrued                  of Partnership's
                                               Principal                  Interest                 Investments in
                   Number of                    Balance                   Balance                  and Advances to
   Purchase        Underlying                    as of                     as of                   Underlying Local
  Money Note         Local       Percentage     June 30,    Percentage    June 30,    Percentage   Partnerships as of    Percentage
   Maturity       Partnerships    of Total        2002       of Total       2002       of Total      June 30, 2002        of Total
--------------    ------------   ----------    -----------  ---------    ----------   ----------   -----------------     ----------
3rd Quarter 1999        3            11%       $ 2,194,000        9%     $ 5,332,065       6%         $        --             0%
4th Quarter 1999        1             4%           485,000        1%       3,079,648       3%             550,848             3%
1st Quarter 2002        1             4%           665,000        3%       2,689,228       3%                  --             0%
3rd Quarter 2002        1             4%         1,500,000        6%       2,608,462       3%                  --             0%
4th Quarter 2002        1             4%         2,065,000        8%      17,111,127      18%           2,377,672            13%
1st Quarter 2003        3            11%         4,210,000       16%      16,415,008      18%           2,844,373            15%
                     ----          ----        -----------     ----      -----------    ----          -----------          ----

Total through
 06/30/2003            10            37%       $11,119,000       43%     $47,235,538      51%         $ 5,772,893            31%
                     ====          ====        ===========     ====      ===========    ====          ===========          ====

Total, Local
  Partnerships         27 (2)       100%       $25,580,081      100%     $92,773,675     100%         $18,688,513 (1)       100%
                     ====          ====        ===========     ====      ===========    ====          ===========          ====


(1) Includes $2,709,050 and $2,432,730 for the partnership reported as investment in partnerships held for sale and $2,844,373 and $2,871,895 reported as investment in partnerships held in escrow on the consolidated balance sheets at June 30, 2002 and December 31, 2001, respectively.
(2) Eighteen of the 27 Local Partnerships have related purchase money note obligations, 10 of which mature through June 30, 2003.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 27 Local Partnerships in which the Partnership is invested as of June 30, 2002, the 10 Local Partnerships with associated purchase money notes which mature through June 30, 2003, and which remain unpaid or unextended as of August 13, 2002, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2002 was $2,498,367 and $5,148,960, respectively, and $2,618,160 and $5,278,668 for the three and six month periods ended June 30, 2001, respectively. The accrued interest payable on the purchase money notes of $92,773,674 and $94,666,676 as of June 30, 2002 and December 31, 2001, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                 Canonsburg House, Char House, and Liberty Tower
                 -----------------------------------------------

     The Partnership defaulted on its six purchase money notes related to Canonsburg Housing Associates Limited Partnership (Canonsburg House), Char House Highrise Association Limited

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

Partnership (Char House), and Liberty Tower Associates Limited Partnership (Liberty Tower) on December 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $4,510,000 and $12,951,810, respectively. The Partnership tried to negotiate to extend the maturity date of the purchase money notes for up to five years. However, on September 8, 2000, the Partnership received service of three suits by the noteholder of one of the notes with respect to each of the three partnerships for foreclosure on the Partnership's interests. The Partnership filed its answers on October 24, 2000, although it continued to negotiate with the plaintiff. The Partnership entered into a settlement agreement on October 22, 2001 pursuant to which it obtained an extension of the maturity date of the three larger notes to January 2003. Under the extension agreement, documents transferring the Partnership's interests in Canonsburg House, Char House and Liberty Tower to the noteholder were placed in escrow to be released to the noteholder upon the earlier of occurrence of a future default by the Partnership on the purchase money notes or January 4, 2003. The Partnership also negotiated a discounted payoff of the three smaller notes, and the funds were released from escrow on October 22, 2001. The discounted payoffs resulted in gain from extinguishment of debt of $1,351,664 for financial statement purposes and in cancellation of indebtedness income of $1,351,664 for federal tax purposes in 2001.

     Due to the possible transfer of the Partnership's interest in the Local Partnerships to the noteholders, the Partnership's basis in the Local Partnerships, along with net unamortized acquisition fees and property purchase costs, which totaled $1,234,713, $576,345 and $1,125,753 as of June 30, 2002,
and $1,266,732,  $568,710 and $1,128,890 as of December 31, 2001, for Canonsburg
House, Char House and Liberty Tower, respectively, have been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                                 Chippewa County
                                 ---------------

     The Partnership defaulted on its purchase money note related to Chippewa County Housing Partners (Chippewa County) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $860,000 and $2,297,462, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for a further non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. In January 2001, the Partnership paid off the note at a discount. The discounted payoff resulted in gain from extinguishment of debt of $2,164,719 for financial statement purposes and in cancellation of indebtedness income of $2,164,719 for federal tax purposes in 2001.

                                 Cottonwood Park
                                 ---------------

     The Partnership defaulted on its purchase money note related to Shawnee Heights Limited Partnership (Cottonwood Park) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $975,000 and $2,576,421, respectively. In May 2000, the noteholders filed suit to foreclose on the Partnership's interest in Cottonwood Park. However, the parties negotiated an agreement which allowed for a possible sale of the property. On May 30, 2001, Cottonwood Park was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the purchase money note related

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

to Cottonwood Park. The sale of Cottonwood Park resulted in gain on disposition of investments in partnerships of $719,413 and in gain from extinguishment of debt of $3,029,351 for financial statement purposes in 2001, and a total gain of $4,930,406 for federal tax purposes in 2001.

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extends the maturity date up to July 31, 2004, subject to semi-annual interest payments, and reduces the interest rate of the First Crescent Note. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of August 13, 2002, principal and accrued interest of $434,000 and $1,275,787, respectively, were due on the Second Crescent Note. Crescent Gardens recently completed mortgage restructuring under the Mark-to- Market program, and the associated loan restructuring requirement will likely inhibit the local managing general partner's ability to sell this property. It is anticipated that the property will now operate at a break-even level, and that future cash distributions are highly unlikely.

                                 DeAngelis Manor
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Natick Associates (DeAngelis Manor) on July 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,015,000 and $2,670,689, respectively. As of March 19, 2002, principal and accrued interest of $973,571 and $3,483,307, respectively, were due. On December 4, 2001, the Partnership paid off, at a discount, the smaller of the two purchase money notes. The discounted payoff resulted in extraordinary gain from extinguishment of debt of $116,659 for financial statement purposes in 2001, and in cancellation of indebtedness income of $116,659 for federal tax purposes in 2001. On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the second purchase money note related to DeAngelis Manor, although the note has not been cancelled pending payment of surplus cash through the date of closing which has not been released by the state regulatory authority. The sale and discounted payoff resulted in loss on disposition of investment in partnerships of $28,669, and in gain from extinguishment of debt of $652,532 for financial statement purposes in 2002, and in cancellation of indebtedness income for federal tax purposes of $1,757,146 in 2002. In March 2002, the Managing General Partner was paid a disposition fee of $73,272 relating to the sale.

     Due to the impending sale of the property related to the Partnership's investment in DeAngelis Manor, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $4,301,314, was reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at December 31, 2001.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Glenridge Gardens
                                -----------------

     The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,928,809, respectively. As of August 13, 2002, principal and accrued interest of $665,000 and $2,722,344, respectively, were due. On June 16, 2000, the Partnership and noteholder agreed to extend the maturity date of the purchase money note to January 2001, in exchange for a payment which was applied to the purchase money note principal balance. Under the extension agreement, documents transferring the Partnership's interest in Glenridge Gardens to the noteholder were placed in escrow to be released to the noteholder upon a future default by the Partnership. The Partnership reached an agreement with the noteholder in which the noteholder agreed to forbear from taking any action with respect to the note through January 3, 2002 in exchange for a payment which was applied to the purchase money note principal balance. As of August 13, 2002, the purchase money noteholder has not taken action to transfer the Partnership's interest in Glenridge Gardens.

     Due to the possible transfer of the Partnership's interest in Glenridge Gardens to the noteholder, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $36,247, at June 30, 2002 and December 31, 2001, respectively, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

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

     Due to the impending sale of the property related to the Partnership's investment in Highland Village, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $358,069 at June 30, 2002, has been reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at June 30, 2002.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Hometown Village
                                ----------------

     The Partnership defaulted on its purchase money note related to Hometown Villages Limited Partnership (Hometown Village) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $1,495,000 and $5,010,398, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for an additional non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. In January 2001, the Partnership's interest in Hometown Village was transferred to the noteholders. The transfer of the Partnership's interest in Hometown Village to the noteholders resulted in gain from extinguishment of debt of $4,271,262 for financial statement purposes in 2001, and a total gain of $7,895,814 for federal tax purposes in 2001.

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

                                   Matthew XXV
                                   -----------

     The Partnership defaulted on its purchase money notes related to Diakonia Associates (Matthew XXV) on July 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,020,000 and $2,695,752, respectively. As of March 19, 2002, principal and accrued interest of $978,367 and $3,531,806, respectively, were due. On December 4, 2001, the Partnership paid off, at a discount, the smaller of the two purchase money notes. The discounted payoff resulted in gain from extinguishment of debt of $141,152 for financial statement purposes in 2001, and in cancellation of indebtedness income of $141,152 for federal tax purposes in 2001. On March 19, 2002, Matthew XXV was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the second purchase money note related to Matthew XXV, although the note has not been cancelled pending payment of surplus cash through the date of closing which has not been released by the state regulatory authority. The sale and discounted payoff resulted in loss on disposition of investments in partnerships of $36,579 and in gain from extinguishment of debt of $1,168,384 for financial statement purposes in 2002, and in cancellation of indebtedness income for federal tax purposes of $2,126,281 in 2002. In March 2002, the Managing General Partner was paid a disposition fee of $49,743 relating to the sale.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

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

     Due to the impending sale of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $39,732 and $44,100, at June 30, 2002 and December 31, 2001, respectively, has been reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheets.

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

     Due to the impending sale of the property related to the Partnership's investment in Pilgrim Tower North, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $2,434,841 and $2,485,531, at June 30, 2002 and December 31, 2001, respectively, has been reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Riverview Manor
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Riverview Manor Company Limited Partnership (Riverview Manor) on September 30, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $740,000 and $1,853,014, respectively. On July 23, 2001, the Partnership paid off the purchase money notes at a discount. The discounted payoff resulted in gain from extinguishment of debt of $2,141,273 for financial statement purposes in 2001 and in cancellation of indebtedness income of $2,141,273 for federal tax purposes in 2001.

                                 Scoville Center
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Beloit Housing Partners (Scoville Center) on October 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $1,400,000 and $2,123,397, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for a further non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. In January 2001, the Partnership's interest in Scoville Center was transferred to the noteholders. The transfer of the Partnership's interest in Scoville Center to the noteholders resulted in gain from extinguishment of debt of $2,698,797 for financial statement purposes in 2001, and a total gain of $5,919,376 for federal tax purposes in 2001.

                               Tradewinds Terrace
                               ------------------

     The Partnership defaulted on its purchase money note related to Tradewinds West LDHA Limited Partnership (Tradewinds Terrace) on December 3, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $925,000 and $1,228,429, respectively. On May 24, 2001, the Partnership paid off the note at a discount. The discounted payoff resulted in gain from extinguishment of debt of $863,777 for financial statement purposes in 2001, and in cancellation of indebtedness income of $863,777 for federal tax purposes in 2001.

                                   Valley View
                                   -----------

     The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $920,000 and $1,788,829, respectively. As of August 13, 2002, aggregate principal and accrued interest of $920,000 and $2,147,784, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of August 13, 2002. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by a future date to be negotiated. There is no assurance that any settlement will be finalized.

     Due to the impending transfer of the Partnership's interest in Valley View, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $37,315, at June 30, 2002 and December 31, 2001, have been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                                Wellington Woods
                                ----------------

     The Partnership defaulted on its purchase money notes related to Clarkson Associates of Wellington Woods Limited Partnership (Wellington Woods) on December 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $485,000 and $2,169,679, respectively. As of August 13, 2002, aggregate principal and accrued interest of $485,000 and $3,125,529, respectively, were due.

     The Partnership attempted to negotiate with the noteholders to extend the maturity date of the purchase money note for five years, in exchange for a partial payment. In August 2000, one of the purchase money noteholders sued the Partnership for damages and foreclosure of the security interests in the Wellington Woods Local Partnership. The Partnership offered to tender its interests in Wellington Woods, but, subsequently, the plaintiff and the second purchase money noteholder filed an amended complaint. Both parties have filed motions for summary judgment. In the meantime, discovery is underway. The Partnership is unable to predict the outcome of the legal proceedings. Summary judgment is scheduled in September 2002.

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of August 13, 2002, principal and accrued interest of $840,000 and $1,916,022, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of August 13, 2002. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property was not sold and/or the notes are not repaid by a future date to be negotiated. There is no assurance that any settlement will be finalized.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Due to the impending transfer of the Partnership's interest in Westport Village, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $46,989, at June 30, 2002 and December 31, 2001, have been reclassified to investment in partnerships held in escrow in the accompanying balance sheets.

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

                               Lakes of Northdale
                               ------------------

     To cover operating deficits incurred in prior years by Lakes of Northdale Limited Partnership (Lakes of Northdale), the Partnership advanced funds totaling $54,500 as of both June 30, 2002 and December 31, 2001. No advances have been made to Lakes of Northdale since September 1989. These non-interest bearing advances are payable from cash flow of Lakes of Northdale after payment of first mortgage debt service and after satisfaction by the Partnership of certain other interest obligations on the purchase money notes relating to the Local Partnership. For financial reporting purposes, these advances have been reduced to zero by the Partnership as a result of losses at the Local Partnership level during prior years.

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

                               Lakes of Northdale
                               ------------------

     On March 19, 2002, a contract for the sale of the Lakes of Northdale property to an unrelated third party was signed with an expected closing date in September 2002. Due to the impending sale of the property related to the Partnership's investment in Lakes of Northdale, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $80,272 at June 30, 2002, has been reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at June 30, 2002.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

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

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 27 and 29 Local Partnerships in which the Partnership was invested as of June 30, 2002 and 2001, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statements of operations for the three and six months ended June 30, 2002, include information for two Local Partnerships through the date of sale.


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                               For the three months ended          For the six months ended
                                                        June 30,                          June 30,
                                               --------------------------         --------------------------
                                                  2002             2001               2002            2001
                                               ----------       ----------        ------------     ----------
         Revenue:
           Rental                              $7,133,657       $7,672,488        $14,880,471      $15,413,811
           Other, principally interest            523,900          584,507          1,086,464        1,173,820
                                               ----------       ----------        -----------      -----------

             Total revenue                      7,657,557        8,256,995         15,966,935       16,587,631
                                               ----------       ----------        -----------      -----------

         Expenses:
           Operating                            4,543,291        4,898,485          9,807,552        9,994,719
           Interest                             1,245,830        1,294,030          2,453,478        2,588,059
           Depreciation and amortization        1,588,783        1,575,685          3,173,982        3,151,369
                                               ----------       ----------        -----------      -----------

             Total expenses                     7,377,904        7,768,200         15,435,012       15,734,147
                                               ----------       ----------        -----------      -----------

         Net income                            $  279,653       $  488,795        $   531,923      $   853,484
                                               ==========       ==========        ===========      ===========

     As of June 30, 2002 and 2001, the Partnership's share of cumulative losses to date for 12 and 10 of the 27 and 29 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $13,493,060 and

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

$13,081,155, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $45,583 and $141,139 for the three and six month periods ended June 30, 2002 respectively, and $59,466 and $129,934 for the three and six month periods ended June 30, 2001, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended June 30, 2002 and 2001, and $187,500 for each of the six month periods ended June 30, 2002 and 2001.

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

     Mark-to-Market (M2M) implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. In some instances, a property will be able to meet its existing debt service payments after the reduction in rental income. In this case, the property may enter the M2M "Lite" program, which would not require a debt restructuring. In the remaining instances, the affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This would involve reducing the first mortgage loan balance to an amount supportable by the property's operations, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan would be converted to a non-performing but accruing (soft) second mortgage loan. When the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate; however, the Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest would not generate additional ordinary income. Each property subject to M2M will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time. All properties, upon entering the M2M program (excluding M2M Lite), are required to enter into an agreement restricting the property's use to affordable housing for 30 years.

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

     Glenridge Development Company (Glenridge Gardens), has a Section 8 HAP contract which, as extended, expires in May 2003. The Section 8 HAP contract covers 20% of the apartment units in Glenridge Gardens

     As of June 30, 2002, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $0.

     The Managing General Partner continues to seek strategies to deal with affordable housing policy. The Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $5,240,745 as of June 30, 2002, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 13, 2002, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $25,580,081 plus aggregate accrued interest of $92,773,674 as of June 30, 2002, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


     The maturity dates of the purchase money notes related to the following properties were extended during 2001 and through August 13, 2002.

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


     The purchase money notes related to the following properties have matured and have not been paid or extended as of August 13, 2002.

         Property                    Principal      Maturity
         --------                   ----------      --------
         Crescent Gardens           $  434,000      07/31/99
         Valley View                   920,000      09/01/99
         Westport Village              840,000      09/01/99
         Wellington Woods              485,000      12/01/99
         Glenridge Gardens             665,000      01/01/02 (1)

     (1)  Original maturity was August 1, 1999.


     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2001 and through August 13, 2002.

         Property                    Principal      Date           Disposition
         --------                   ----------      ----           -----------
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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through June 30, 2003, and which remain unpaid or unextended as of August 13, 2002. Excluded from the following chart are purchase money notes which matured through June 30, 2002, and which have been paid off, cancelled, or extended on or before August 13, 2002.


                                                                         Aggregate                 Carrying Amount
                                               Aggregate                  Accrued                  of Partnership's
                                               Principal                  Interest                 Investments in
                   Number of                    Balance                   Balance                  and Advances to
   Purchase        Underlying                    as of                     as of                   Underlying Local
  Money Note         Local       Percentage     June 30,    Percentage    June 30,    Percentage   Partnerships as of    Percentage
   Maturity       Partnerships    of Total        2002       of Total       2002       of Total      June 30, 2002        of Total
--------------    ------------   ----------    -----------  ---------    ----------   ----------   -----------------     ----------
3rd Quarter 1999        3            11%       $ 2,194,000        9%     $ 5,332,065       6%         $        --             0%
4th Quarter 1999        1             4%           485,000        1%       3,079,648       3%             550,848             3%
1st Quarter 2002        1             4%           665,000        3%       2,689,228       3%                  --             0%
3rd Quarter 2002        1             4%         1,500,000        6%       2,608,462       3%                  --             0%
4th Quarter 2002        1             4%         2,065,000        8%      17,111,127      18%           2,377,672            13%
1st Quarter 2003        3            11%         4,210,000       16%      16,415,008      18%           2,844,373            15%
                     ----          ----        -----------     ----      -----------    ----          -----------          ----

Total through
 06/30/2003            10            37%       $11,119,000       43%     $47,235,538      51%         $ 5,772,893            31%
                     ====          ====        ===========     ====      ===========    ====          ===========          ====

Total, Local
  Partnerships         27 (2)       100%       $25,580,081      100%     $92,773,675     100%         $18,688,513 (1)       100%
                     ====          ====        ===========     ====      ===========    ====          ===========          ====

(1) Includes $2,709,050 and $2,432,730 for the partnership reported as investment in partnerships held for sale and $2,844,373 and $2,871,895 reported as investment in partnerships held in escrow on the consolidated balance sheets at June 30, 2002 and December 31, 2001, respectively.
(2) Eighteen of the 27 Local partnerships have related purchase money note obligations, 10 of which mature through June 30, 2003.


     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 27 Local Partnerships in which the Partnership is invested as of June 30, 2002, the 10 Local Partnerships with associated purchase money notes which mature through June 30, 2003 and which remain unpaid or unextended as of August 13, 2002, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month periods ended June 30, 2002 and 2001, net cash provided by investing activities, including the receipt of distributions from partnerships, was adequate to support operating cash requirements. Cash and cash equivalents increased during the six month period ended June 30, 2002, as net cash provided by investing activities exceeded net cash used in operating activities and financing activities.

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss for the three month period ended June 30, 2002, compared to net income for the corresponding period in 2001, primarily due to gain from extinguishment of debt and gain on disposition of investment in partnership recognized in 2001 but not in 2002. Contributing to the Partnership's net loss were a decrease in interest revenue due to lower cash and cash equivalents balances and lower interest rates in 2002, and a decrease in share of income from partnerships generally related to a decrease in rental income at one property, an increase in operating expenses at another and the cessation of share of income from two properties sold in 2002, partially offset by a decrease in operating expenses at one property, and a distribution in excess of basis received from another property. Partially offsetting the net loss were a decrease in interest expense due to a lower purchase money note balance, and nominal decreases in general and administrative expenses, professional fees, and amortization of deferred costs.

     The Partnership recognized net loss for the six month period ended June 30, 2002, compared to net income for the corresponding period in 2001, primarily due to a decrease in gain from extinguishment of debt, and a gain on disposition of investment in partnership recognized in 2001 but not in 2002. Contributing to net loss were an increase in general and administrative expenses due to higher reimbursed payroll costs, an increase in professional fees related to attorney fees for the Natick Associates (DeAngelis Manor) and Diakonia Associates (Matthew XXV) purchase money note settlement, a decrease in interest revenue as discussed above, and a decrease in share of income from partnerships as discussed above. Partially offsetting the net

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


loss were a decrease in interest expense as discussed above, and a nominal decrease in amortization of deferred costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2002 did not include losses of $229,024 and $453,681, respectively, compared to excluded losses of $166,086 and $349,790, for the three and six month periods ended June 30, 2001, respectively.

     No other significant changes in the Partnership's operations have taken place during the six month period ended June 30, 2002.


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

Part II. OTHER INFORMATION
Item 5. Other Information - Continued
        -----------------

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

     During 2001, a number of investors sold their Units in the Partnership to other investors as a result of the unregistered tender offers described above. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through July 16, 2001, the Partnership received sale transfer requests for approximately 4.9% of the outstanding Units. Accordingly, to remain within the five percent safe harbor, effective July 16, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions were not recognized by the Partnership between July 17, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002. For the calendar year 2002 to August 13, 2002, Units transferred have not exceeded 4.9% of the total outstanding Units; therefore, the Partnership has not halted recognition of transfers.

                                Cash distribution
                                -----------------

     On April 27, 2001, the Partnership made a cash distribution of $733,670 ($10.00 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2001. The distribution was a result of the sale of Wollaston Manor. On June 28, 2002, the Partnership made a cash distribution of $586,896 ($8.00 per Unit) to Additional Limited Partners who were holders of record as of June 1, 2002. The distribution was a result of the sales of DeAngelis Manor and Matthew XXV.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   None

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 2002.

All other Items are not applicable.

                   CERTIFICATION OF PERIODIC FINANCIAL REPORT
                       Pursuant to 18 U.S.C. Section 1350


     Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, we, the undersigned, certify that, to the best of our knowledge, this periodic report of CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP, filed on Form 10- QSB for the quarterly period ended June 30, 2002, and containing the financial statements, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the periodic report fairly presents, in all material respects, the financial condition and results of operations of the issuer.


                              CAPITAL REALTY INVESTORS-IV
                                LIMITED PARTNERSHIP
                              --------------------------------------------------
                              (Issuer)

                              by:  C.R.I., Inc.
                                   ---------------------------------------------
                                   Managing General Partner



August 13, 2002                    by:  /s/ William B. Dockser
---------------                         ----------------------------------------
DATE                                    William B. Dockser,
                                          Director, Chairman of the Board,
                                          and Treasurer
                                          (Principal Executive Officer)




August 13, 2002                     by:  /s/ Michael J. Tuszka
---------------                          ---------------------------------------
DATE                                     Michael J. Tuszka,
                                           Vice President
                                           and Chief Accounting Officer
                                           (Principal Financial Officer)


     This certification is made solely for purpose of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

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


                                  CAPITAL REALTY INVESTORS-IV LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




August 13, 2002                        by:  /s/ Michael J. Tuszka
---------------                             ------------------------------------
DATE                                        Michael J. Tuszka
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)