Form 10QSB
period 2002-09-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2002-11-13
CIK 740371

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002





                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets
               - September 30, 2002 and December 31, 2001.................    1

           Consolidated Statements of Operations and Accumulated Losses
               - for the three and nine months ended September 30, 2002
                 and 2001.................................................    2

           Consolidated Statements of Cash Flows
               - for the nine months ended September 30, 2002 and 2001....    3

           Notes to Consolidated Financial Statements
               - September 30, 2002 and 2001..............................    4

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................   19

Item 3.    Controls and Procedures........................................   24


PART II - OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities................................   24

Item 5.    Other Information..............................................   24

Item 6.    Exhibits and Reports on Form 8-K...............................   26

Signature.................................................................   27

Certifications of Quarterly Report Pursuant to 18 U.S.C. Section 1350.....   28

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        ---------------------


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                      September 30,    December 31,
                                                                                          2002            2001
                                                                                      -------------    -------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $  13,219,974    $  13,097,636
Investment in partnerships held for sale or transfer ..............................       3,048,736       10,760,494
Investment in partnerships held in escrow .........................................       3,043,598        3,084,883
Cash and cash equivalents .........................................................       5,066,789        4,816,347
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $213,930 and $249,448, respectively ..........         262,509          332,410
Property purchase costs,
  net of accumulated amortization of $161,664 and $212,838, respectively ..........         190,492          275,379
Other assets ......................................................................             201              163
                                                                                      -------------    -------------

      Total assets ................................................................   $  24,832,299    $  32,367,312
                                                                                      =============    =============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  22,980,081    $  27,732,019
Accrued interest payable ..........................................................      92,081,670       94,666,676
Accounts payable and accrued expenses .............................................         145,421          126,219
                                                                                      -------------    -------------

      Total liabilities ...........................................................     115,207,172      122,524,914
                                                                                      -------------    -------------

Commitments and contingencies

Partners' capital (deficit):

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................      (9,746,993)      (9,122,210)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (146,568,486)    (146,975,998)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (90,374,873)     (90,157,602)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  24,832,299    $  32,367,312
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        ---------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                         For the three months ended        For the nine months ended
                                                               September 30,                     September 30,
                                                       ------------------------------    ------------------------------
                                                            2002            2001             2002              2001
                                                       -------------    -------------    -------------    -------------
Share of income from partnerships ..................   $   1,571,670    $     972,400    $   2,562,098    $   2,127,350
                                                       -------------    -------------    -------------    -------------

Other revenue and  expenses:

  Revenue:
    Gain from extinguishment of debt ...............       4,118,220        2,141,273        5,873,888       15,169,179
    Interest .......................................          16,774           41,597           49,635          209,656
                                                       -------------    -------------    -------------    -------------

                                                           4,134,994        2,182,870        5,923,523       15,378,835
                                                       -------------    -------------    -------------    -------------

  Expenses:
    Interest .......................................       2,182,498        2,519,698        7,331,459        7,798,365
    Management fee .................................          93,750           93,750          281,250          281,250
    General and administrative .....................          76,927           80,488          241,219          241,463
    Professional fees ..............................          75,820           66,408          206,911          151,658
    Amortization of deferred costs .................           5,641            9,469           17,270           28,406
                                                       -------------    -------------    -------------    -------------

                                                           2,434,636        2,769,813        8,078,109        8,501,142
                                                       -------------    -------------    -------------    -------------

      Total other revenue and expenses .............       1,700,358         (586,943)      (2,154,586)       6,877,693
                                                       -------------    -------------    -------------    -------------

Gain before gain on disposition
  of investment in partnership .....................       3,272,028          385,457          407,512        9,005,043
                                                       -------------    -------------    -------------    -------------

Gain on disposition of investment in partnership ...            --               --               --            676,391
                                                       -------------    -------------    -------------    -------------

Net income .........................................       3,272,028          385,457          407,512        9,681,434

Accumulated losses, beginning of period ............    (149,840,514)    (145,410,818)    (146,975,998)    (154,706,795)
                                                       -------------    -------------    -------------    -------------

Accumulated losses, end of period ..................   $(146,568,486)   $(145,025,361)   $(146,568,486)   $(145,025,361)
                                                       =============    =============    =============    =============


Net income allocated
  to General Partners (1.51%) ......................   $      49,408    $       5,821    $       6,153    $     146,190
                                                       =============    =============    =============    =============

Net income allocated
  to Initial and Special Limited Partners (1.49%) ..   $      48,753    $       5,743    $       6,072    $     144,253
                                                       =============    =============    =============    =============

Net income allocated
  to Additional Limited Partners (97%) .............   $   3,173,867    $     373,893    $     395,287    $   9,390,991
                                                       =============    =============    =============    =============

Net income per unit of Additional Limited
  Partner Interest based on 73,500 units outstanding   $       43.18    $        5.09    $        5.38    $      127.77
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                         September 30,
                                                                                  ----------------------------
                                                                                      2002            2001
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $    407,512    $  9,681,434

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................     (2,562,098)     (2,127,350)
    Amortization of deferred costs ............................................         17,270          28,406
    Gain from extinguishment of debt ..........................................     (5,873,888)    (15,169,179)
    Gain on disposition of investment in partnership ..........................           --          (676,391)

    Changes in assets and liabilities:
      Decrease in advances to partnerships ....................................         54,500            --
      Increase in other assets ................................................            (38)         (1,142)
      Increase in accrued interest payable ....................................      7,331,459       7,798,365
      Payment of purchase money note interest .................................        (57,359)       (241,619)
      Increase (decrease) in accounts payable and accrued expenses ............         19,202        (324,960)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (663,440)     (1,032,436)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        530,784         586,065
  Proceeds from disposition of investments in partnerships, net ...............      5,476,101       1,135,324
  Decrease in sales proceeds receivable .......................................           --         1,545,628
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................      6,006,885       3,267,017
                                                                                  ------------    ------------

Cash flows from financing activities:
  Distribution to Additional Limited Partners .................................       (586,896)       (733,670)
  Distribution to General Partners and Initial and Special Limited Partners ...        (37,887)           --
  Payment of purchase money note principal ....................................       (800,000)           --
  Payoff of purchase money note principal and related interest ................     (3,668,220)     (4,385,324)
                                                                                  ------------    ------------

        Net cash used in financing activities .................................     (5,093,003)     (5,118,994)
                                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents ..........................        250,442      (2,884,413)

Cash and cash equivalents, beginning of period ................................      4,816,347       8,049,221
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  5,066,789    $  5,164,808
                                                                                  ============    ============



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ....................................   $  1,773,642    $  1,166,943
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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of September 30, 2002, and the results of its operations for the three and nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the interim period ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (the Statement), "Recission of FASB
Statements  No.  4, 44,  and 64,  ...."  The  Statement  rescinds  Statement  of
Financial Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Accordingly, gains from extinguishment of debt previously reported as extraordinary for the three months ended March 31, 2002, and for the three and nine months ended September 30, 2001, have been reclassified in the accompanying consolidated statements of operations to conform to the presentation required by the Statement.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $22,980,081 plus aggregate accrued interest of $92,081,670 as of September 30, 2002, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity. However, see the discussion relating to Highland Village, below, for information concerning the outstanding accrued interest balance of the purchase money notes related to Highland Village, even though the property related to Highland Village has been sold.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The maturity dates of the purchase money notes related to the following properties were extended during 2001 and through November 12, 2002

                                                                Original         Extended
         Property                            Principal          Maturity         Maturity
         --------                           -----------         --------        ----------
         Jewish Federation                  $ 1,350,000         10/31/99         10/31/04 (2)
         Highland Village                     1,100,000 (3)     10/31/99         10/31/04
         Canonsburg House (1)                 1,440,000         12/01/99         01/03/03
         Char House (1)                       1,430,000         12/01/99         01/03/03
         Liberty Tower (1)                    1,340,000         12/01/99         01/03/03
         Pilgrim Tower East                   1,550,000         12/01/99         11/30/03
         Pilgrim Tower North                  2,065,000         04/30/00         11/30/02

         (1) Other purchase money notes relating to these properties were paid off in October 2001.
         (2)  There were  interim  extensions  to April 30,  2000 and April 30,
              2001.
         (3) The original principal, and a portion of the accrued interest, were paid off out of cash and other proceeds from the sale of the property on April 26, 2002. However, the remaining accrued interest, in the amount of $5,473,123, remains outstanding and is subject to receipt of acceleration notice from the purchase money noteholder, as provided in the 2001 restructuring agreement, which provided for a five-year extension of the maturity date.


     The purchase money notes related to the following properties have matured and have not been paid or extended as of November 12, 2002.

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

         (1)  Original maturity was August 1, 1999.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2001 and through November 12, 2002.


         Property                            Principal          Date                    Disposition
         --------                           ----------          ----                    -----------
         Chippewa County                    $  860,000          January 2001            Paid Off
         Hometown Village                    1,495,000          January 2001            Transferred
         Scoville Center                     1,400,000          January 2001            Transferred
         Cottonwood Park                       975,000          May 2001                Paid Off
         Tradewinds Terrace                    925,000          May 2001                Paid Off
         Riverview Manor                       740,000          July 2001               Paid Off
         Canonsburg House (2)                  100,000          October 2001            Paid Off
         Char House (2)                        100,000          October 2001            Paid Off
         Liberty Tower (2)                     100,000          October 2001            Paid Off
         DeAngelis Manor                       973,571 (1)      March 2002              Paid Off
         Matthew XXV                           978,367 (1)      March 2002              Paid Off
         Lakes of Northdale                  1,500,000          September 2002          (3)

         (1)  Remaining principal after a partial payoff.
         (2) Other purchase money notes relating to these properties were extended to mature in January 2003.
         (3) Principal and interest were forgiven upon sale of the property related to Lakes of Northdale.

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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through September 30, 2003, and which remain unpaid or unextended as of November 12, 2002. Excluded from the following chart are purchase money notes which matured through September 30, 2002, and which have been paid off, cancelled, or extended on or before November 12, 2002.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                        Aggregate                   Carrying Amount
                                             Aggregate                   Accrued                    of Partnership's
                                             Principal                   Interest                   Investments in
                   Number of                  Balance                    Balance                    and Advances to
   Purchase        Underlying                  as of                      as of                     Underlying Local
  Money Note         Local      Percentage   September 30,  Percentage  September 30,  Percentage   Partnerships as of   Percentage
   Maturity       Partnerships   of Total        2002        of Total       2002        of Total    September 30, 2002    of Total
---------------   ------------  ----------   ------------   ---------   ------------   ----------   ------------------   ----------
3rd Quarter 1999        3           11%      $ 2,194,000         10%    $ 5,414,582         6%         $        --           --
4th Quarter 1999        1            4%          485,000          2%      3,180,534         4%             542,260            3%
1st Quarter 2002        1            4%          665,000          3%      2,762,041         3%                  --           --
4th Quarter 2002        1            4%        2,065,000          9%     17,720,136        19%           2,352,328           12%
1st Quarter 2003        3           11%        4,210,000         18%     16,898,704        18%           2.830,610           15%
                     ----         ----       -----------       ----     -----------      ----          -----------         ----
Total through
 09/30/2003             9           34%      $ 9,619,000         42%    $45,975,997        50%         $ 5,725,198           30%
                     ====         ====       ===========       ====     ===========      ====          ===========         ====
Total, Local
  Partnerships         26 (1)      100%      $22,980,081        100%    $92,081,670       100%         $18,945,173 (2)      100%
                     ====         ====       ===========       ====     ===========      ====          ===========         ====

(1) Seventeen of the 26 Local Partnerships have related purchase money note obligations, nine of which mature through September 30, 2003.
(2) Includes $2,894,588 and $2,432,730 for the partnerships reported as investment in partnerships held for sale or transfer and $2,830,610 and $2,871,895 reported as investment in partnerships held in escrow on the consolidated balance sheets at September 30, 2002 and December 31, 2001, respectively.


     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 26 Local Partnerships in which the Partnership is invested as of September 30, 2002, the nine Local Partnerships with associated purchase money notes which mature, or have been extended to mature, through September 30, 2003, and which remain unpaid or unextended as of November 12, 2002, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

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

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2002 was $2,182,498 and $7,331,459, respectively, and $2,519,698 and $7,798,365 for the three and nine month periods ended September 30, 2001, respectively. The accrued interest payable on the purchase money notes of $92,081,670 and $94,666,676 as of September 30, 2002 and December 31, 2001, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

     Due to the possible transfer of the Partnership's interest in the Local Partnerships to the noteholders, the Partnership's basis in the Local Partnerships, along with net unamortized acquisition fees and property purchase costs, which totaled $1,218,704, $580,160 and $1,124,184 as of September 30, 2002, and $1,266,732, $568,710 and $1,128,890 as of December 31, 2001,

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

for Canonsburg House, Char House and Liberty Tower, respectively, have been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

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

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extends the maturity date up to July 31, 2004, subject to semi-annual interest payments, and reduces the interest rate of the First Crescent Note. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of November 12, 2002, principal and accrued interest of $434,000 and $1,297,320, respectively, were due on the Second Crescent Note. Crescent Gardens recently completed mortgage restructuring under the Mark-to- Market program, and the associated loan restructuring requirement will likely limit the sale of this property to a not-for-profit organization. It is anticipated that the property will now operate at a break-even level, and that future cash distributions are highly unlikely.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 DeAngelis Manor
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Natick Associates (DeAngelis Manor) on July 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,015,000 and $2,670,689, respectively. As of March 19, 2002, principal and accrued interest of $973,571 and $3,483,307, respectively, were due. On December 4, 2001, the Partnership paid off, at a discount, the smaller of the two purchase money notes. The discounted payoff resulted in gain from extinguishment of debt of $116,659 for financial statement purposes in 2001, and in cancellation of indebtedness income of $116,659 for federal tax purposes in 2001. On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the second purchase money note related to DeAngelis Manor, although the note has not been cancelled pending payment of surplus cash through the date of closing which has not been released by the state regulatory authority. The sale and discounted payoff resulted in gain from extinguishment of debt of $623,863 for financial statement purposes in 2002, and in cancellation of indebtedness income for federal tax purposes of $1,757,146 in 2002. In March 2002, the Managing General Partner was paid a disposition fee of $73,272 relating to the sale.

     Due to the impending sale of the property related to the Partnership's investment in DeAngelis Manor, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $4,301,314, was reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at December 31, 2001.

                                Glenridge Gardens
                                -----------------

     The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999 when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,928,809, respectively. As of November 12, 2002, principal and accrued interest of $665,000 and $2,795,755, respectively, were due. On June 16, 2000, the Partnership and noteholder agreed to extend the maturity date of the purchase money note to January 2001, in exchange for a payment which was applied to the purchase money note principal balance. Under the extension agreement, documents transferring the Partnership's interest in Glenridge Gardens to the noteholder were placed in escrow to be released to the noteholder upon a future default by the Partnership. The Partnership reached an agreement with the noteholder in which the noteholder agreed to forbear from taking any action with respect to the note through January 3, 2002 in exchange for a payment which was applied to the purchase money note principal balance. As of November 12, 2002, the purchase money noteholder has not taken action to transfer the Partnership's interest in Glenridge Gardens.

     Due to the possible transfer of the Partnership's interest in Glenridge Gardens to the noteholder, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $36,247 at September 30, 2002 and December 31, 2001, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Highland Village
                                ----------------

     The Partnership defaulted on its four purchase money notes related to Highland Village Associates (Highland Village) on October 31, 1999, when the notes matured and were not paid. The President of the local managing general partner of Highland Village had taken assignment of the four payees' interest in each of the notes and is the holder of all of the notes. The default amount included principal and accrued interest of $1,100,000 and $4,123,565, respectively. As of November 12, 2002, accrued interest of $5,473,123 was due. In February 2001, the Partnership and the noteholder agreed to extend the maturity date of the purchase money notes to October 31, 2004, provided that the maturity date of the notes may be accelerated to any earlier date designated by the noteholder upon not less than six months' notice to the Partnership from the noteholder (the "Restructuring Agreement").

     On April 26, 2002, the property related to Highland Village was sold to a limited partnership whose general partner is also the local managing general partner of Highland Village. The sale proceeds to Highland Village, after the purchaser's assumption of existing mortgage debt, included $600,000 in cash, a short term promissory note for $300,000, and a long term purchase money mortgage note for $400,000. In accordance with the terms of the Restructuring Agreement, the proceeds were distributed directly to the noteholder, to be applied first to principal until all principal has been repaid ($1,100,000), and thereafter to interest ($200,000) until interest, including all accrued but previously unpaid interest, has been paid in full.

     As of November 12, 2002, the noteholder has not provided the required six months' notice to the Partnership of acceleration of the maturity date of the notes, and the Partnership has not removed the unpaid balance from its books, even though the nonrecourse notes are essentially worthless because the collateral that secures them (the Partnership's interest in Highland Village) has no value since Highland Village sold its only assets. As a result, the Partnership stopped accruing interest on the notes effective the date of the sale of the property on April 26, 2002. The Partnership and the noteholder are discussing an acceleration of the maturity date of the notes. Upon acceleration and resulting cancellation of the notes, gain from extinguishment of debt, in the approximate amount of $5.5 million, will be recognized by the Partnership. There is no assurance that the acceleration will occur.

     Due to the impending transfer of the Partnership's interest in Highland Village to the noteholder, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $26,691 at September 30, 2002, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at September 30, 2002.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

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

                                   Matthew XXV
                                   -----------

     The Partnership defaulted on its purchase money notes related to Diakonia Associates (Matthew XXV) on July 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,020,000 and $2,695,752, respectively. As of March 19, 2002, principal and accrued interest of $978,367 and $3,531,806, respectively, were due. On December 4, 2001, the Partnership paid off, at a discount, the smaller of the two purchase money notes. The discounted payoff resulted in gain from extinguishment of debt of $141,152 for financial statement purposes in 2001, and in cancellation of indebtedness income of $141,152 for federal tax purposes in 2001. On March 19, 2002, Matthew XXV was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the second purchase money note related to Matthew XXV, although the note has not been cancelled pending payment of surplus cash through the date of closing which has not been released by the state regulatory authority. The sale and discounted payoff resulted in gain from extinguishment of debt of $1,131,805 for financial statement purposes in 2002, and in cancellation of indebtedness income for federal tax purposes of $2,126,281 in 2002. In March 2002, the Managing General Partner was paid a disposition fee of $49,743 relating to the sale.

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

                           September 30, 2002 and 2001

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

     Due to the impending sale of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $39,732 and $44,100, at September 30, 2002 and December 31, 2001, respectively, has been reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheets.

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

     Due to the impending sale of the property related to the Partnership's investment in Pilgrim Tower North, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $2,409,497 and $2,485,531, at September 30, 2002 and December 31, 2001, respectively, has been reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheets.

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

                           September 30, 2002 and 2001

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

                                   Valley View
                                   -----------

     The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $920,000 and $1,788,829, respectively. As of November 12, 2002, aggregate principal and accrued interest of $920,000 and $2,180,127, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of November 12, 2002. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by a future date to be negotiated. There is no assurance that any settlement will be finalized.

     Due to the impending transfer of the Partnership's interest in Valley View, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $37,315, at September 30, 2002 and December 31, 2001, have been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Wellington Woods
                                ----------------

     The Partnership defaulted on its purchase money notes related to Clarkson Associates of Wellington Woods Limited Partnership (Wellington Woods) on December 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $485,000 and $2,169,679, respectively. As of November 12, 2002, aggregate principal and accrued interest of $485,000 and $3,227,244, respectively, were due.

     The Partnership attempted to negotiate with the noteholders to extend the maturity date of the purchase money note for five years, in exchange for a partial payment. In August 2000, one of the purchase money noteholders sued the Partnership for damages and foreclosure of the security interests in the Wellington Woods Local Partnership. The Partnership offered to tender its interests in Wellington Woods, but, subsequently, the plaintiff and the second purchase money noteholder filed an amended complaint. Both parties filed motions for summary judgment. In September 2002, the judge ruled in the Partnership's favor and dismissed the claim and related attorneys' fees. However, the Partnership's interest in Wellington Woods, together with distributions received by the Partnership after the dates of the noteholders' demands, will be transferred to the noteholders.

     Due to the impending transfer of the Partnership's interest in Wellington Woods, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $572,816, at September 30, 2002, has been reclassified to investment in partnership held for sale or transfer in the accompanying consolidated balance sheet.

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999 when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of November 12, 2002, principal and accrued interest of $840,000 and $1,975,341, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of November 12, 2002. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property was not sold and/or the notes are not repaid by a future date to be negotiated. There is no assurance that any settlement will be finalized.

     Due to the impending transfer of the Partnership's interest in Westport Village, the net unamortized amounts of acquisition fees and property purchase costs, which totaled $46,989, at September 30, 2002 and December 31, 2001, have been reclassified to investment in partnerships held in escrow in the accompanying balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

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

                               Lakes of Northdale
                               ------------------

     To cover operating deficits incurred in prior years by Lakes of Northdale Limited Partnership (Lakes of Northdale), the Partnership advanced funds totaling $54,500. Upon the sale of Lakes of Northdale in September 2002, the advanced funds were paid in full.

c.   Property matters
     ----------------

                                 DeAngelis Manor
                                 ---------------

     On March 19, 2002, DeAngelis Manor was sold. See Note 2.a. hereof for additional information concerning the sale.

                                Highland Village
                                ----------------

     On April 26, 2002, the property  related to Highland  Village was sold. See
Note 2.a. hereof for further information concerning the sale and the outstanding accrued interest balance of the purchase money notes related to Highland Village.

                               Lakes of Northdale
                               ------------------

     In September 2002, Lakes of Northdale Limited Partnership (Lakes of Northdale) was sold. The purchase money note principal and interest related to Lakes of Northdale were forgiven. The sale and forgiveness of debt resulted in gain from extinguishment of debt of $4,118,220 for financial statement purposes for 2002, and in cancellation of indebtedness income for federal tax purposes of $9,258,912 in 2002.

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

                           September 30, 2002 and 2001

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

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 26 and 29 Local Partnerships in which the Partnership was invested as of September 30, 2002 and 2001, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the projects and are unaudited. The combined statements of operations, include information for five Local Partnerships through their respective dates of sale in May 2001, March 2002 (2), April 2002, and September 2002.

                                          COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                               For the three months ended          For the nine months ended
                                                      September 30,                      September 30,
                                               --------------------------         ---------------------------
                                                  2002             2001               2002             2001
                                               ----------       ----------        ------------     -----------
         Revenue:
           Rental                              $7,315,758       $7,727,783        $22,196,229      $23,141,594
           Other, principally interest            512,442          588,429          1,598,905        1,762,249
                                               ----------       ----------        -----------      -----------

             Total revenue                      7,828,200        8,316,212         23,795,134       24,903,843
                                               ----------       ----------        -----------      -----------

         Expenses:
           Operating                            4,673,246        4,530,503         14,480,798       14,525,222
           Interest                             1,079,897        1,293,613          3,533,375        3,881,672
           Depreciation and amortization        1,417,763        1,550,070          4,591,745        4,701,439
                                               ----------       ----------        -----------      -----------

             Total expenses                     7,170,906        7,374,186         22,605,918       23,108,333
                                               ----------       ----------        -----------      -----------
         Net income                            $  657,294       $  942,026        $ 1,189,216      $ 1,795,510
                                               ==========       ==========        ===========      ===========

     As of September 30, 2002 and 2001, the Partnership's share of cumulative losses to date for 10 of the 26 and 29 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,644,894 and $13,123,812, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $44,729 and $185,868 for the three and nine month periods ended September 30, 2002, respectively, and $43,483 and $173,417 for the three and nine month periods ended September 30, 2001, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended September 30, 2002 and 2001, and $281,250 for each of the nine month periods ended September 30, 2002 and 2001.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sale proceeds and making certain minimum distributions to limited partners. In January 2001, the Managing General Partner was paid a disposition fee of $186,682 relating to the sale of Wollaston Manor on December 28, 2000. In March 2002, the Managing General Partner was paid disposition fees totaling $123,015 relating to the sales of DeAngelis Manor and Matthew XXV on March 19, 2002.

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

     Glenridge Development Company (Glenridge Gardens), has a Section 8 HAP contract which, as extended, expires in May 2003. The Section 8 HAP contract covers 20% of the apartment units in Glenridge Gardens

     As of September 30, 2002, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $0.

     The Managing General Partner continues to seek strategies to deal with affordable housing policy. While the Managing General Partner cannot predict the outcome for any particular property at this time, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that maximize the benefits to investors.

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $5,066,789 as of September 30, 2002, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 12, 2002, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $22,980,081 plus aggregate accrued interest of $92,081,670 as of September 30, 2002, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity. However, see Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the outstanding accrued interest balance of the purchase money notes related to Highland Village, even though the property related to Highland Village has been sold.

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


     The maturity dates of the purchase money notes related to the following properties were extended during 2001 and through November 12, 2002.

                                                                Original         Extended
         Property                            Principal          Maturity         Maturity
         --------                           -----------         --------         --------
         Jewish Federation                  $ 1,350,000         10/31/99         10/31/04 (2)
         Highland Village                     1,100,000(3)      10/31/99         10/31/04
         Canonsburg House (1)                 1,440,000         12/01/99         01/03/03
         Char House (1)                       1,430,000         12/01/99         01/03/03
         Liberty Tower (1)                    1,340,000         12/01/99         01/03/03
         Pilgrim Tower East                   1,550,000         12/01/99         11/30/03
         Pilgrim Tower North                  2,065,000         04/30/00         11/30/02



         (1) Other purchase money notes relating to these properties were paid off in October 2001.
         (2)  There were  interim  extensions  to April 30,  2000 and April 30,
              2001.
         (3) The original principal, and a portion of the accrued interest, were paid off out of cash and other proceeds from the sale of the property on April 26, 2002. However, the remaining accrued interest, in the amount of $5,473,123, remains outstanding and is subject to receipt of acceleration notice from the purchase money noteholder, as provided in the 2001 restructuring agreement, which provided for a five-year extension of the maturity date.


     The purchase money notes related to the following properties have matured and have not been paid or extended as of November 12, 2002.

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

         (1) Original maturity was August 1, 1999.


     The purchase money notes related to the following properties were paid off at a discount, or the collateral that secured them was transferred to the noteholders, during 2001 and through November 12, 2002.


         Property                            Principal          Date                    Disposition
         --------                           ----------          ----                    -----------
         Chippewa County                    $  860,000          January 2001            Paid Off
         Hometown Village                    1,495,000          January 2001            Transferred
         Scoville Center                     1,400,000          January 2001            Transferred
         Cottonwood Park                       975,000          May 2001                Paid Off
         Tradewinds Terrace                    925,000          May 2001                Paid Off
         Riverview Manor                       740,000          July 2001               Paid Off
         Canonsburg House (2)                  100,000          October 2001            Paid Off
         Char House (2)                        100,000          October 2001            Paid Off
         Liberty Tower (2)                     100,000          October 2001            Paid Off
         DeAngelis Manor                       973,571 (1)      March 2002              Paid Off
         Matthew XXV                           978,367 (1)      March 2002              Paid Off
         Lakes of Northdale                  1,500,000          September 2002          (3)


         (1)  Remaining principal after a partial payoff.
         (2) Other purchase money notes relating to these properties were extended to mature in January 2003.
         (3) Principal and interest were forgiven upon sale of the property related to Lakes of Northdale.

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

     The following chart presents information related to purchase money notes which have matured, have been extended to mature, or are scheduled to mature through September 30, 2003, and which remain unpaid or unextended as of November 12, 2002. Excluded from the following chart are purchase money notes which matured through September 30, 2002, and which have been paid off, cancelled, or extended on or before November 12, 2002.

                                                                        Aggregate                   Carrying Amount
                                             Aggregate                   Accrued                    of Partnership's
                                             Principal                   Interest                   Investments in
                   Number of                  Balance                    Balance                    and Advances to
   Purchase        Underlying                  as of                      as of                     Underlying Local
  Money Note         Local      Percentage   September 30,  Percentage  September 30,  Percentage   Partnerships as of   Percentage
   Maturity       Partnerships   of Total        2002        of Total       2002        of Total    September 30, 2002    of Total
---------------   ------------  ----------   ------------   ---------   ------------   ----------   ------------------   ----------
3rd Quarter 1999        3           11%      $ 2,194,000         10%    $ 5,414,582         6%         $        --           --
4th Quarter 1999        1            4%          485,000          2%      3,180,534         4%             542,260            3%
1st Quarter 2002        1            4%          665,000          3%      2,762,041         3%                  --           --
4th Quarter 2002        1            4%        2,065,000          9%     17,720,136        19%           2,352,328           12%
1st Quarter 2003        3           11%        4,210,000         18%     16,898,704        18%           2.830,610           15%
                     ----         ----       -----------       ----     -----------      ----          -----------         ----
Total through
 09/30/2003             9           34%      $ 9,619,000         42%    $45,975,997        50%         $ 5,725,198           30%
                     ====         ====       ===========       ====     ===========      ====          ===========         ====
Total, Local
  Partnerships         26 (1)      100%      $22,980,081        100%    $92,081,670       100%         $18,945,173 (2)      100%
                     ====         ====       ===========       ====     ===========      ====          ===========         ====


(1) Seventeen of the 26 Local Partnerships have related purchase money note obligations, nine of which mature through September 30, 2003.
(2) Includes $2,894,588 and $2,432,730 for the partnerships reported as investment in partnerships held for sale or transfer and $2,830,610 and $2,871,895 reported as investment in partnerships held in escrow on the consolidated balance sheets at September 30, 2002 and December 31, 2001, respectively.

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 26 Local Partnerships in which the Partnership is invested as of September 30, 2002, the nine Local Partnerships with associated purchase money notes which mature, or have been extended to mature, through September 30, 2003 and which remain unpaid or unextended as of November 12, 2002, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month periods ended September 30, 2002 and 2001, net cash provided by investing activities, including the receipt of distributions from partnerships and proceeds from disposition of investments in partnerships, was adequate to support operating cash requirements. Cash and cash equivalents increased during the nine month period ended September 30, 2002, as net cash provided by investing activities exceeded net cash used in operating activities and financing activities.

     On September 11, 2002, the Partnership made a cash distribution of $37,887 to the General Partners and Initial and Special Limited Partners. The distribution from cash resources accumulated from operations, distributions from Local Partnerships and sales of eleven properties, was made after a review of the Partnership Agreement indicated that these amounts should have been distributed in prior years when distributions from these sources were paid only to investor Limited Partners.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended September 30, 2002, increased from the corresponding period in 2001, primarily due to an increase in gain from extinguishment of debt in the 2002 period. Contributing to the increase in the Partnership's net income was an increase in share of income from partnerships due to a distribution in excess of basis at one property, and increased rental income at another property partially offset by increased operating expenses at one property and the cessation of share of income from two properties sold during the 2002 period. Also contributing to the increase in the Partnership's net income were a decrease in interest expense due to a lower purchase money note balance, and nominal decreases in amortization of deferred costs and general and administrative expenses. Partially offsetting the increase in the Partnership's net income were a decrease in interest revenue due to lower

PART I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


interest rates in 2002, and an increase in professional fees related to attorneys' fees for the Wellington Woods litigation.

     The Partnership's net income for the nine month period ended September 30, 2002, decreased from the corresponding period in 2001, primarily due to a decrease in gain from extinguishment of debt, and a gain on disposition of investment in partnership recognized in 2001 but not in 2002. Contributing to the decrease in the Partnership's net income were a decrease in interest revenue, and an increase in professional fees primarily related to attorneys' fees for the Natick Associates (DeAngelis Manor) and Diakonia Associates (Matthew XXV) purchase money note settlements. Partially offsetting the decrease in the Partnership's net income was an increase in share of income from partnerships related to distributions received from two properties in 2002 but not in 2001, and a decrease in operating expenses at two properties offset by a decrease in rental income at one property, an increase in operating expenses at another property and the cessation of share of income from two properties sold in 2002. Further offsetting the decrease in the Partnership's net income were a decrease in interest expense, as discussed above, and a decrease in amortization of deferred costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2002 did not include losses of $169,901 and $623,582, respectively, compared to excluded losses of $119,661 and $469,451, for the three and nine month periods ended September 30, 2001, respectively.

     No other significant changes in the Partnership's operations have taken place during the nine month period ended September 30, 2002.


Item 3. Controls and Procedures
        -----------------------

     In October 2002, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.


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

PART II. OTHER INFORMATION
Item 5. Other Information - Continued
        -----------------

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

     During 2001, a number of investors sold their Units in the Partnership to other investors as a result of the unregistered tender offers described above. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through July 16, 2001, the Partnership received sale transfer requests for approximately 4.9% of the outstanding Units. Accordingly, to remain within the five percent safe harbor, effective July 16, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions were not recognized by the Partnership between July 17, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002. For the calendar year 2002 to November 12, 2002, Units transferred have not exceeded 4.9% of the total outstanding Units; therefore, the Partnership has not halted recognition of transfers.

PART II. OTHER INFORMATION
Item 5. Other Information - Continued
        -----------------

                               Cash distributions
                               ------------------

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

     On September 11, 2002, the Partnership made a cash distribution of $37,887 to the General Partners and Initial and Special Limited Partners. The distribution from cash resources accumulated from operations, distributions from Local Partnerships and sales of eleven properties was made after a review of the Partnership Agreement indicated that these amounts should have been distributed in prior years when distributions from these sources were paid only to investor Limited Partners.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   Exhibits

          Exhibit No.            Description
          -----------            -----------

               99 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 2002.

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


                                  CAPITAL REALTY INVESTORS-IV LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




November 12, 2002                      by:  /s/ Michael J. Tuszka
-----------------                           ------------------------------------
DATE                                        Michael J. Tuszka
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)

                        CERTIFICATION OF QUARTERLY REPORT
                       PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I,   Michael J. Tuszka, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS-IV
                                      LIMITED PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



November 12, 2002                        by:  /s/ Michael J. Tuszka
-----------------                             ----------------------------------
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

                        CERTIFICATION OF QUARTERLY REPORT
                       PURSUANT TO 18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I,   William B. Dockser, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS-IV
                                      LIMITED PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



November 12, 2002                        by:  /s/ William B. Dockser
-----------------                             ----------------------------------
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