Form 10KSB
period 2002-12-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2003-03-31
CIK 740371

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

                   For the fiscal year ended December 31, 2002


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

                                 (301) 468-9200


                               ------------------



                Securities registered under Section 12(g) of the
                                 Exchange Act:

                        UNITS OF LIMITED PARTNER INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $2,500,277.

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

                        2002 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS




                                                                          Page
                                                                          ----
                                     PART I

Item 1.  Business........................................................ I-1
Item 2.  Properties...................................................... I-7
Item 3.  Legal Proceedings............................................... I-8
Item 4.  Submission of Matters to a Vote of Security Holders............. I-8


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


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.............. III-1
Item 10. Executive Compensation.......................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management.. III-2
Item 12. Certain Relationships and Related Transactions.................. III-3
Item 13. Exhibits and Reports on Form 8-K................................ III-3
Item 14. Control and Procedures.......................................... III-4

Signatures............................................................... III-5

Certifications of Annual Report Pursuant to 18 U.S.C. Section 1350....... III-6

Financial Statements..................................................... III-11

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

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding a limited partner interest in limited partnerships (Local Partnerships). The Partnership originally made investments in 47 Local Partnerships. As of December 31, 2002, the Partnership retained investments in 25 Local Partnerships. Each of these Local Partnerships owns and operates a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex. The original objectives of these investments, not necessarily in order of importance, were to:

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

     As a result of its investment in Local Partnerships, the Partnership is the principal limited partner in 23 of these Local Partnerships. As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment. In two Local Partnerships which are general partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships. In all cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the 25 Local Partnerships and the two intermediary partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

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

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2002, follows.


                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)


                                                                                                   Units          Expiration
                           Mortgage                                                            Authorized for         of
 Name and Location        Payable at          Financed and/or Insured           Number of       Rental Asst.       Section 8
of Apartment Complex     12/31/02 (2)         and/or Subsidized Under          Rental Units     Under Sec. 8      HAP Contract
--------------------     ------------      -----------------------------       ------------    -------------      -------------
Asbury Tower             $6,104,465        New Jersey Housing and                   350              139            01/01/07
 Asbury Park, NJ                            Mortgage Finance Agency
                                            (NJHMFA)/236

Campbell Terrace          8,082,082        Illinois Housing Development             249              248            05/31/15
 Chicago, IL                                Authority (IHDA)

Canonsburg House          2,123,044        Pennsylvania Housing Finance             104              104               --    (5)
 Canonsburg, PA                             Agency (PHFA)

Cedar Point               2,042,069        IHDA/236                                 160               --               --
 Springfield, IL

Char House                2,264,660        PHFA                                     104               104              --    (5)
 Charleroi, PA

Chippewa County           1,440,514        Wisconsin Housing and Economic           109               109           07/14/17
 Chippewa Falls, WI                         Development Authority (WHEDA)

Clearfield Hills II       1,403,381        Conventional Mortgage                     76                --              --
 Clearfield, UT

Crescent Gardens          1,564,439        GMAC/Federal Housing Administration     100                100           05/10/21 (6)
 Wilson, NC                                 (FHA)

Fairway Park Apts.        6,669,196        IHDA                                     210                42           06/30/04
 Naperville, IL

Glenridge Gardens         1,926,947        HUD/236                                  120                24           05/31/03 (4)
 Augusta, ME

Hale Ohana                1,462,450        USDA-Rural Development                    30                --              --
 Koloa, Kauai, HI                           (USDA-RD)/515

Harborview Apartments     3,876,047        HUD/101                                  300               299           05/31/05
 St. Croix,
 U.S. Virgin Islands


                                   (continued)

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------


                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued


                                                                                                   Units           Expiration
                           Mortgage                                                            Authorized for         of
 Name and Location        Payable at          Financed and/or Insured           Number of       Rental Asst.       Section 8
of Apartment Complex     12/31/02 (2)         and/or Subsidized Under          Rental Units     Under Sec. 8      HAP Contract
--------------------     ------------      -----------------------------       ------------    -------------      -------------
Jewish Federation        $ 3,508,413       NJHMFA/236                               144              144            11/28/18
 Cherry Hill, NJ

Liberty Tower              1,732,108       PHFA                                     104              104               --    (5)
 California, PA

Madison Square             3,454,552       Michigan State Housing Devel-            133              133            06/30/14
 Grand Rapids, MI                           opment Authority

Mary Allen West Tower      1,810,000       City of Galesburg                        154              153            03/01/09
 Galesburg, IL

Northridge Park            5,057,586       California Housing Finance               104               --               --
 Salinas, CA                                Agency (CHFA)

Pilgrim Tower East         5,043,307       CHFA                                     158              157            10/17/24
 Pasadena, CA

Pilgrim Tower North        3,600,149       FHA/236                                  258              205            02/29/04 (4)
 Pasadena, CA

Riverview Manor            1,027,570       WHEDA                                     76               76            08/15/12
 Fort Atkinson, WI

Thornwood House            3,013,612       IHDA/236                                 183               --               --
 University Park, IL

Tradewinds Terrace         1,237,348       FHA/236                                  122               52            04/30/04 (4)
 Traverse City, MI

Valley View                2,198,742       IHDA/236                                 179               --               --
 Rockford, IL

Wellington Woods           1,737,374       USDA-RD/515                              109               --               --    (5)
 Clarkson, NY

Westport Village           1,445,909       IHDA/236                                 121               --               --
 Freeport, IL
                         -----------                                              -----            -----

Totals 25                $73,825,964                                              3,757            2,193
                         ===========                                              =====            =====

                                   (continued)

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued

                                                                                     Average Effective Annual
                                       Units Occupied As                                 Rental Per Unit
                                   Percentage of Total Units                           for the Years Ended
                                       As of December 31,                                  December 31,
 Name and Location            ----------------------------------      ------------------------------------------------------
of Apartment Complex          2002   2001    2000    1999   1998       2002        2001         2000        1999      1998
--------------------          ----   ----    ----    ----   ----      -------     -------     --------    --------   -------
Asbury Tower                    95%    96%     97%     97%    97%     $ 6,944     $ 6,560     $ 6,335     $ 6,299    $ 5,843
 Asbury Park, NJ

Campbell Terrace               100%   100%     99%    100%   100%      13,474      13,178      12,731      12,311     11,868
 Chicago, IL

Canonsburg House (5)            99%    97%     97%     99%    96%       8,577       8,413       8,584       8,574      8,536
 Canonsburg, PA

Cedar Point                     98%    99%     97%     95%    96%       5,320       5,086       4,806       4,674      4,678
 Springfield, IL

Char House (5)                 100%    99%     99%     96%   100%       8,393       8,364       8,255       8,387      8,364
 Charleroi, PA

Chippewa County                 82%    85%     95%     87%    96%       4,863       4,880       4,999       5,219      5,372
 Chippewa Falls, WI

Clearfield Hills II             99%    99%     96%    100%    90%       6,160       5,481       5,594       5,204      5,154
 Clearfield, UT

Crescent Gardens                98%   100%     95%    100%   100%       4,277       4,866       4,983       4,976      4,992
 Wilson, NC

Fairway Park Apt.               92%    91%     99%     95%    97%       9,854      10,055       9,422       9,736      9,066
 Naperville, IL

Glenridge Gardens               93%    93%     93%     97%    95%       5,369       4,863       5,035       4,893      4,651
 Augusta, ME

Hale Ohana                      99%   100%    100%    100%   100%       7,939       8,143       8,598       8,633      9,099
 Koloa, Kauai, HI

Harborview Apartments           99%    97%     96%     98%   100%       9,445       8,303       8,286       8,338      8,415
 St. Croix,
 U.S. Virgin Islands

Jewish Federation               99%    99%     98%     97%   100%       9,587       9,686       9,466       9,566      9,399
 Cherry Hill, NJ

                                   (continued)

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------


                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued

                                                                                      Average Effective Annual
                                      Units Occupied As                                   Rental Per Unit
                                  Percentage of Total Units                             for the Years Ended
                                      As of December 31,                                    December 31,
 Name and Location            ----------------------------------      ------------------------------------------------------
of Apartment Complex          2002   2001    2000    1999   1998        2002        2001        2000        1999       1998
--------------------          ----   ----    ----    ----   ----      -------     -------     -------     -------    -------
Liberty Tower (5)               99%    99%     99%     99%    97%     $ 8,267     $ 8,339     $ 8,242     $ 8,266    $ 8,301
 California, PA

Madison Square                  96%    97%     96%     93%    95%       7,226       7,234       7,337       7,262      7,344
 Grand Rapids, MI

Mary Allen West Tower           97%    99%     99%     99%   100%       6,076       6,103       6,090       6,101      6,115
 Galesburg, IL

Northridge Park                 89%    97%     99%     90%    93%      11,863      11,675      10,576      10,123      9,465
 Salinas, CA

Pilgrim Tower East             100%    99%    100%    100%   100%       9,003       8,726       8,709       8,748      8,737
 Pasadena, CA

Pilgrim Tower North            100%   100%    100%     99%   100%       5,607       5,393       5,178       4,764      4,647
 Pasadena, CA

Riverview Manor                 92%    86%     79%     86%    85%       5,341       4,948       4,684       5,033      5,316
 Fort Atkinson, WI

Thornwood House                 96%    96%     93%    100%    95%       5,527       5,391       5,154       5,017      5,028
 University Park, IL

Tradewinds Terrace              96%    96%     97%     95%    93%       5,617       5,537       5,035       4,920      4,671
 Traverse City, MI

Valley View                     93%    93%    100%     94%    94%       4,902       4,717       4,551       4,374      4,393
 Rockford, IL

Wellington Woods (5)            99%   100%     98%    100%   100%       3,356       3,284       3,205       3,173      3,142
 Clarkson, NY

Westport Village                87%    80%     83%     83%    95%       4,219       4,204       4,299       4,609      4,772
 Freeport, IL
                              ----   ----    ----    ----   ----      -------     -------     -------     -------    -------

Totals(3) 25                    96%    96%     96%     96%    97%     $ 7,088     $ 6,937     $ 6,806     $ 6,768    $ 6,695
                              ====   ====    ====    ====   ====      =======     =======     =======     =======    =======


(1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2002.

(3) The totals for the percentage of units occupied and the average effective annual rental per unit are based on a simple average.

(4) The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.

(5) The Partnership's interest in this Local Partnership was transferred to the purchase money noteholder in January 2003. See the notes to the consolidated financial statements for additional information concerning the transfer.

(6) Mortgage loan restructuring under Mark-to-Market program completed in August 2001, at which time the Section 8 HAP contract was extended until May 10, 2021.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

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

     In May 2001, the property related to Cottonwood Park was sold. See the notes to the consolidated financial statements for additional information concerning the sale.

     In January 2002, a contract for the sale of the property related to Pilgrim Tower North was signed. See the notes to the consolidated financial statements for additional information concerning the possible sale.

     In February 2002, a contract for the sale of the Partnership's interest in Pilgrim Tower East was signed. See the notes to the consolidated financial statements for additional information concerning the possible sale.

     In March 2002, the property related to Matthew XXV was sold. See the notes to the consolidated financial statements for additional information concerning the sale.

     In March 2002, the property related to DeAngelis Manor was sold. See the notes to the consolidated financial statements for additional information concerning the sale.

     In April 2002, the property related to Highland Village was sold. See the notes to the consolidated financial statements for additional information concerning the sale.

     In September 2002, the property related to Lakes of Northdale was sold. See the notes to the consolidated financial statements for additional information concerning the sale.

     In January 2003, the Partnership's interest in Wellington Woods was transferred to the purchase money noteholder. See the notes to the consolidated financial statements for additional information concerning the transfer.

     In January 2003, the Partnership's interests in Canonsburg, Char House and Liberty Towers were transferred to the purchase money noteholder. See the notes to the consolidated financial statements for additional information concerning the transfers.


ITEM 2. PROPERTIES
        ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors-IV Limited Partnership indirectly holds an interest in the real estate owned by the Local Partnerships. See Part I, Item 1 for information concerning these properties.

                                     PART I
                                     ------

ITEM 3. LEGAL PROCEEDINGS
        -----------------

     In August 2000, one of the purchase money noteholders sued the Partnership for damages and foreclosure of the security interests in the Wellington Woods Local Partnership. The Partnership offered to tender its interests in Wellington Woods, but, subsequently, the plaintiff and the second purchase money noteholder filed an amended complaint. Both sides filed motions for summary judgment. In September 2002, the court ruled in the Partnership's favor and dismissed the claim and related attorneys' fees. However, the Partnership's interest in Wellington Woods, together with distributions received by the Partnership after the dates of the noteholders' demands, was assigned to the noteholders in January 2003.

     In September 2000, one of the purchase money noteholders with respect to the Canonsburg House, Char House and Liberty Tower Local Partnerships sued the Partnership and it affiliate, C.R.H.C., Incorporated, (CRHC) for foreclosure of their respective interests in the three Local Partnerships. The suits were settled in October 2001, pursuant to which the purchase money notes were extended until January 2003, and assignments of the Partnership's and CRHC's interests in the three Local Partnerships were placed in escrow. The assignments were delivered from escrow in January 2003.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

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

                             Registered Tender Offer
                             -----------------------

          On November 29, 2001, Equity Resource Lexington Fund ("Lexington") initiated a registered tender offer to purchase up to 14,700 of the outstanding Units in the Partnership at a price of $40 per Unit; the offer expired December 29, 2001.

          In response to the Lexington tender offer, on December 12, 2001, the Managing General Partner filed a Schedule 14D-9. In that filing, the Managing General Partner recommended that Limited Partners reject the Lexington offer because it viewed the offer price as inadequate.

                            Unregistered Tender Offer
                            -------------------------

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

          The Managing General Partner did not express any opinion and remained neutral toward the offer for the purchase of Units described above.

          During 2001, a number of investors sold their Units in the Partnership to other investors as a result of the tender offers described above. If more than five percent of the total outstanding Units in the Partnership are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2001, through July 16, 2001, the Partnership received sale transfer requests for approximately 4.9% of the outstanding Units. Accordingly, to remain within the five percent safe harbor, effective July 16, 2001, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2001. As a result, transfers of Units due to sales transactions were not recognized by the Partnership between July 17, 2001 and December 31, 2001. The halt was lifted effective January 1, 2002.

     (b) As of March 31, 2003, there were 5,796 registered holders of Units in the Partnership.

                                     PART II
                                     -------


ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND
        -----------------------------------------------------
          RELATED PARTNERSHIP MATTERS - Continued
          ---------------------------

     (c) On April 27, 2001, the Partnership made a cash distribution of $733,670 ($10.00 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2001. The distribution was a result of the sale of Wollaston Manor. On June 28, 2002, the Partnership made a cash distribution of $586,896 ($8.00 per Unit) to Additional Limited Partners who were holders of record as of June 1, 2002. The distribution was a result of the sales of DeAngelis Manor and Matthew
          XXV. On September 11, 2002, the Partnership made a cash distribution of $37,857 to the General Partners and Initial and Special Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. A review of the Partnership Agreement indicated that these amounts should have been distributed in prior years when distributions had been made only to the Additional Limited Partners.

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

     Finally, under HUD's "Mark-up-to-Market"  program, properties with expiring
Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 HAP contract rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined adjustment factor. The purpose of this program is to provide incentives to owners of properties with expiring Section 8 HAP contracts not to convert these properties to market rate housing.

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

     There have been no major changes in federal housing policy in 2002.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     Crescent Gardens Associates Limited Partnership (Crescent Gardens), Glenridge Development Company (Glenridge Gardens), Pilgrim Tower North
Associates  Limited  Partnership  (Pilgrim Tower North) and Tradewinds West LDHA
Limited Partnership (Tradewinds Terrace), in which the Partnership is invested as of December 31, 2002, have Section 8 HAP contracts which, as extended, expired in 2001. The Section 8 HAP contracts cover all of the apartment units in Crescent Gardens, and 20%, 79% and 43% of the apartment units in Glenridge Gardens, Pilgrim Tower North and Tradewinds Terrace, respectively. Crescent Gardens recently completed mortgage restructuring under the Mark-to-Market program and the Section 8 HAP contract was extended until May 10, 2021. The
Section 8 HAP contract for Glenridge Gardens was extended to May 2003, Pilgrim Tower North was extended to February 2004, and Tradewinds Terrace was extended to April 2004.

     As of December 31, 2002, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in 2003 was $0.

     The Managing General Partner continues to seek strategies to deal with affordable housing policy. Where opportunities exist, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that make economic sense.

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2002, the Partnership had approximately 5,800 investors who subscribed to a total of 73,500 units of limited partnership interest in the original amount of $73,500,000. The Partnership originally made investments in 47 Local Partnerships, of which 25 remain as of December 31, 2002. The Partnership's liquidity, with unrestricted cash resources of $4,862,869 as of December 31, 2002, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 31, 2003, there were no material commitments for capital expenditures.

     During 2002 and 2001 the Partnership received distributions of $1,849,933 and $842,573, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of non-recourse purchase money notes having an aggregate principal balance of $22,955,081, plus aggregate accrued interest of $94,373,145, as of December 31, 2002, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The maturity dates of the purchase money notes related to the following properties were extended during 2002 and 2001.


                                                                Original         Extended
         Property                            Principal          Maturity         Maturity
         ---------                          -----------         --------         --------
         Jewish Federation                  $ 1,350,000         10/31/99         10/31/04 (1)
         Pilgrim Tower East                   1,550,000         12/01/99         11/30/03
         Pilgrim Tower North                  2,065,000         04/30/00         11/30/03



     (1) There were interim extensions to April 30, 2000, and April 30, 2001.

     The purchase money notes related to the following properties have matured and have not been paid or extended as of March 31, 2003.



         Property                            Principal          Maturity
         --------                           ----------          --------
         Crescent Gardens                   $  434,000          07/31/99
         Valley View                           920,000          09/01/99 (1)
         Westport Village                      840,000          09/01/99 (1)
         Glenridge Gardens                     665,000          01/01/03

     (1)  Extended in accordance with the forbearance agreement.

     The purchase money notes related to the following properties were paid off at a discount, were forgiven, or the collateral that secured them was transferred to the noteholders, during 2001, 2002, and through March 31, 2003.


         Property                           Principal           Date                    Disposition
         --------                           ---------           ----                    -----------
         Chippewa County                    $  860,000          January 2001            Paid Off
         Hometown Village                    1,495,000          January 2001            Transferred
         Scoville Center                     1,400,000          January 2001            Transferred
         Cottonwood Park                       975,000          May 2001                Paid Off
         Tradewinds Terrace                    925,000          May 2001                Paid Off
         Riverview Manor                       740,000          July 2001               Paid Off
         Canonsburg House (2)                  100,000          October 2001            Paid Off
         Char House (2)                        100,000          October 2001            Paid Off
         Liberty Tower (2)                     100,000          October 2001            Paid Off
         DeAngelis Manor                       973,571 (1)      March 2002              Paid Off
         Matthew XXV                           978,367 (1)      March 2002              Paid Off
         Lakes of Northdale                  1,500,000          September 2002          (3)
         Canonsburg House                    1,440,000          January 2003            Transferred
         Char House                          1,430,000          January 2003            Transferred
         Liberty Tower                       1,340,000          January 2003            Transferred
         Wellington Woods                      485,000          January 2003            Transferred


     (1)  Remaining principal after a partial payoff.
     (2) Other purchase money notes relating to these properties were extended to mature in January 2003. The Partnership's interests were released from escrow in January 2003.
     (3) Principal and interest were forgiven upon sale of the property related to Lakes of Northdale.

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

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 25 Local Partnerships in which the Partnership is invested as of December 31, 2002, the five Local Partnerships with associated purchase money notes which have matured, or which mature through December 31, 2003, and which remain unpaid or unextended as of March 31, 2003, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.


                                            Percentage of Total            Partnership's Share of
                                           Distributions Received               Income from
             For the Year Ending           from Local Partnerships           Local Partnerships
             -------------------           -----------------------         ----------------------
             December 31, 2002                       0%                          $0
             December 31, 2001                       4%                          $21,451


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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. In 2002 and 2001, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents increased during 2002, as net cash provided by investing activities exceeded net cash used in operating activities and net cash used in financing activities for the payoff of purchase money notes and related interest and to make distributions to partners.

     On April 27, 2001, the Partnership made a cash distribution of $733,670 ($10.00 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2001; this distribution was a result of the sale of Wollaston Manor. The Managing General Partner intends to reserve all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships. On June 28, 2002, the Partnership made a cash distribution of $586,896 ($8.00 per Unit) to Additional Limited Partners who were holders of record as of June 1, 2002. The distribution was a result of the sales of DeAngelis Manor and Matthew XXV. On September 11, 2002, the Partnership made a cash distribution of $37,857 to the General Partners and Initial and Special Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. A review of the Partnership Agreement indicated that these amounts should have been distributed in prior years when distributions had been made only to the Additional Limited Partners.

                              Results of Operations
                              ---------------------

2002 Versus 2001
----------------

     The Partnership recognized net loss of $2,590,390 for the year ended December 31, 2002, compared to net income of $7,730,797 for the year ended December 31, 2001, primarily due to a decrease in gain from extinguishment of debt related to three Local Partnerships in 2002 which was less than the corresponding gain from extinguishment of debt related to ten Local Partnerships in 2001. Contributing to net loss was a gain on disposition of investments in partnerships in 2001 but not in 2002, a decrease in interest revenue due to lower interest rates in 2002, an increase in professional fees related to higher legal fees, and a nominal increase in general and administrative expenses. Partially offsetting the Partnership's net loss was an increase in share of income from partnerships related to increased rental revenue at three properties and a distribution in excess of basis related to the sale of Highland Village, a decrease in interest expense due to lower purchase money note balances, and a decrease in amortization of deferred costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2002 and 2001 did not include losses of $1,278,711 and $795,979, respectively. Distributions of $987,271 and $157,703 received from five Local Partnerships during 2002 and 2001, respectively, are included in share of income from partnerships because these amounts were in excess of the Partnership's investment.

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

     The combined rental revenues for the Partnership's remaining 25 properties for the five years ended December 31, 2002, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred in 2002 and prior years.



                                                        For the years ended December 31,
                       ---------------------------------------------------------------------------------------------------
                          2002                  2001                  2000                  1999                  1998
                       -----------           -----------           -----------           -----------           -----------
Combined Rental
  Revenue              $27,661,886           $26,850,623           $26,245,765           $26,005,852           $25,550,247

Annual Percentage
  Increase                            3.0%                  2.3%                  0.9%                  1.8%


ITEM 7. FINANCIAL STATEMENTS
        --------------------

     The information required by this item is contained in Part III.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

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

William B. Dockser, 66, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 56, has been President, Secretary and a Director of CRI since January 1990 and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

Susan R. Campbell, 44, was Executive Vice President and Chief Operating Officer. Prior to joining CRI in March 1985, she was a budget analyst for the B. F. Saul Advisory Company. She holds a Bachelor of Science degree in General Business from the University of Maryland. Ms. Campbell resigned her position effective March 29, 2002.

     (c) There is no family relationship between any of the foregoing directors and executive officers.

     (d)  Involvement in certain legal proceedings.

          None.

                                      III-1

                                    PART III
                                    --------


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

     (a), (b), (c), (d), (e), (f), (g) and (h)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required by Item 10 is incorporated herein by reference to Notes 3 and 4 of the notes to consolidated financial statements contained in Part III.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
           AND MANAGEMENT
           --------------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at March 31, 2003.

                                                                                            % of Total
                   Name and Address                      Amount and Nature                 Units Issued
                  of Beneficial Owner                 of Beneficial Ownership            and Outstanding
                  ----------------------              -----------------------            ---------------
                  Equity Resources Group,                    7,805 Units                       10.6%
                    Incorporated, et. al.
                    14 Story Street
                    Cambridge, MA 02138


     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 31, 2003, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.


                   Name and Address                      Amount and Nature                % of Total
                  of Beneficial Owner                 of Beneficial Ownership            Units Issued
                  -------------------                 -----------------------           -------------
                  William B. Dockser                            None                          0.0%
                  H. William Willoughby                         None                          0.0%
                  All Directors and Officers
                    as a Group (2 persons)                      None                          0.0%

     (c)  Changes in control.

          There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

                                      III-2

                                    PART III
                                    --------


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

          c.   Certification of Periodic Financial Report.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2002.


ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

     In February 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to timely alert them to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

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




March 31, 2003                         by:  /s/ William B. Dockser
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


March 31, 2003                         by:  /s/ H. William Willoughby
--------------                              ------------------------------------
DATE                                        H. William Willoughby,
                                              Director, President,
                                              and Secretary




March 31, 2003                         by:  /s/ Michael J. Tuszka
--------------                              ------------------------------------
DATE                                        Michael J. Tuszka,
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)



                                      III-5

                         CERTIFICATION OF ANNUAL REPORT
                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


         I, Michael J. Tuszka, certify that:

         1. I have reviewed this annual report on Form 10-KSB of CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed,  based  on  our  most  recent  evaluation,  to  the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                      III-6

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS-IV
                                      LIMITED PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



March 31, 2003                           by:  /s/ Michael J. Tuszka
--------------                                ----------------------------------
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

                                      III-7

                         CERTIFICATION OF ANNUAL REPORT
                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


         I, William B. Dockser, certify that:

         1. I have reviewed this annual report on Form 10-KSB of CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed,  based  on  our  most  recent  evaluation,  to  the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                      III-8

         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS-IV
                                      LIMITED PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



March 31, 2003                           by:  /s/ William B. Dockser
--------------                                ----------------------------------
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



                                      III-9

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



To the Partners
Capital Realty Investors-IV Limited Partnership

     We have audited the accompanying consolidated balance sheets of Capital Realty Investors-IV Limited Partnership (a Maryland limited partnership) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $900,386 and $1,035,271 of income in 2002 and 2001, respectively, included in the Partnership's 2002 net loss and 2001 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-IV
Limited Partnership as of December 31, 2002 and 2001, and the consolidated results of its operations, changes in partners' deficit, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                   Grant Thornton LLP

Vienna, Virginia
March 26, 2003


                                     III-10

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                           For the years ended
                                                                                               December 31,
                                                                                      ------------------------------
                                                                                           2002            2001
                                                                                      -------------    -------------
Investments in and advances to partnerships .......................................   $  12,763,288    $  13,097,636
Investment in partnerships held for sale or transfer ..............................       3,037,231       10,760,494
Investment in partnerships held in escrow .........................................       3,006,602        3,084,883
Cash and cash equivalents .........................................................       4,862,869        4,816,347
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $217,097 and $249,448, respectively ..........         259,342          332,410
Property purchase costs,
  net of accumulated amortization of $164,138 and $212,838, respectively ..........         188,018          275,379
Other assets ......................................................................             113              163
                                                                                      -------------    -------------

      Total assets ................................................................   $  24,117,463    $  32,367,312
                                                                                      =============    =============




                                                  LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  22,955,081    $  27,732,019
Accrued interest payable ..........................................................      94,373,145       94,666,676
Accounts payable and accrued expenses .............................................         161,982          126,219
                                                                                      -------------    -------------

      Total liabilities ...........................................................     117,490,208      122,524,914
                                                                                      -------------    -------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................      (9,746,963)      (9,122,210)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (149,566,388)    (146,975,998)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (93,372,745)     (90,157,602)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  24,117,463    $  32,367,312
                                                                                      =============    =============



                   The accompanying notes are an integral part of these consolidated financial statements.

                                     III-11

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  For the years ended
                                                                                      December 31,
                                                                              ----------------------------
                                                                                  2002            2001
                                                                              -----------     ------------
Share of income from partnerships .........................................   $  1,887,657    $  1,192,973
                                                                              ------------    ------------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ......................................      6,062,288      16,778,654
    Interest ..............................................................         62,631         231,154
                                                                              ------------    ------------

                                                                                 6,124,919      17,009,808

  Expenses:
    Interest ..............................................................      9,642,079      10,280,813
    Management fee ........................................................        375,000         375,000
    General and administrative ............................................        306,285         300,569
    Professional fees .....................................................        256,692         197,141
    Amortization of deferred costs ........................................         22,910          37,874
                                                                              ------------    ------------

                                                                                10,602,966      11,191,397

      Total other revenue and expenses ....................................     (4,478,047)      5,818,411
                                                                              ------------    ------------

(Loss) income before gain on disposition of investments in partnerships ...     (2,590,390)      7,011,384

Gain on disposition of investments in partnerships ........................             --         719,413
                                                                              ------------    ------------

Net (loss) income .........................................................   $ (2,590,390)   $  7,730,797
                                                                              ============    ============


Net (loss) income allocated to General Partners (1.51%) ...................   $    (39,115)   $    116,735
                                                                              ============    ============

Net (loss) income allocated to Initial and Special Limited Partners (1.49%)   $    (38,597)   $    115,189
                                                                              ============    ============

Net (loss) income allocated to Additional Limited Partners (97%) ..........   $ (2,512,678)   $  7,498,873
                                                                              ============    ============

Net (loss) income per unit of Additional Limited Partner Interest,
  based on 73,500 units outstanding .......................................   $     (34.19)   $     102.03
                                                                              ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                     III-12

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT



                                                                            Initial and
                                                                              Special          Additional
                                                            General           Limited           Limited
                                                            Partners          Partners          Partners            Total
                                                           -----------      -----------       -------------     -------------
Partners' deficit, January 1, 2001                         $(2,351,232)     $(2,320,565)      $(92,482,932)     $(97,154,729)

  Net income                                                   116,735          115,189          7,498,873         7,730,797

  Distribution of $10.00 per unit
    of Additional Limited Partner Interest                          --               --           (733,670)         (733,670)
                                                           -----------      -----------       ------------      ------------


Partners' deficit December 31, 2001                         (2,234,497)      (2,205,376)       (85,717,729)      (90,157,602)

  Net (loss) income                                            (39,115)         (38,597)        (2,512,678)       (2,590,390)

  Distribution of $8.00 per unit
    of Additional Limited Partner Interest                          --               --           (586,896)         (586,896)

  Distribution to General Partners
    and Initial and Special Limited Partners                   (15,306)         (22,551)                --           (37,857)
                                                           -----------      -----------       ------------      ------------

Partners' deficit, December 31, 2002                       $(2,288,918)     $(2,266,524)      $(88,817,303)     $(93,372,745)
                                                           ===========      ===========       ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                     III-13

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the years ended
                                                                                           December 31,
                                                                                   ----------------------------
                                                                                       2002            2001
                                                                                   ------------    ------------
Cash flows from operating activities:
  Net (loss) income ............................................................   $ (2,590,390)   $  7,730,797

  Adjustments  to  reconcile  net  (loss)  income to net cash used in  operating activities:
    Share of income from partnerships ..........................................     (1,887,657)     (1,192,973)
    Amortization of deferred costs .............................................         22,910          37,874
    Gain on disposition of investments in partnerships .........................             --        (719,413)
    Gain from extinguishment of debt ...........................................     (6,062,288)    (16,778,654)

    Changes in assets and liabilities:
      Decrease (increase) in advances to partnerships ..........................         54,500          (9,257)
      Decrease (increase) in other assets ......................................             50            (163)
      Increase in accrued interest payable .....................................      9,642,079      10,280,813
      Payment of purchase money note interest ..................................       (276,506)       (408,320)
      Increase (decrease) in accounts payable and accrued expenses .............         35,763        (348,109)
                                                                                   ------------    ------------

        Net cash used in operating activities ..................................     (1,061,539)     (1,407,405)
                                                                                   ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ...................................      1,849,933         842,573
  Proceeds from disposition of investments in partnerships .....................      5,476,101       1,135,324
  Decrease in sales proceeds receivable ........................................             --       1,545,628
                                                                                   ------------    ------------

        Net cash provided by investing activities ..............................      7,326,034       3,523,525
                                                                                   ------------    ------------

Cash flows from financing activities:
  Payment of purchase money note principal .....................................     (1,925,000)        (25,000)
  Payoff of purchase money notes and related interest ..........................     (3,668,220)     (4,590,324)
  Distribution to General Partners and Initial and Special Limited Partners ....        (37,857)             --
  Distributions to Additional Limited Partners .................................       (586,896)       (733,670)
                                                                                   ------------    ------------

        Net cash used in financing activities ..................................     (6,217,973)     (5,348,994)
                                                                                   ------------    ------------

Net increase (decrease) in cash and cash equivalents ...........................         46,522      (3,232,874)

Cash and cash equivalents, beginning of year ...................................      4,816,347       8,049,221
                                                                                   ------------    ------------

Cash and cash equivalents, end of year .........................................   $  4,862,869    $  4,816,347
                                                                                   ============    ============



Supplemental disclosure of cash flow information:
  Cash paid during the year for interest .......................................   $  1,992,788    $  1,365,582
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

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. The Initial Limited Partner is Rockville Pike Associates Limited Partnership-IV, a limited partnership which includes certain current officers and former employees of CRI or its affiliates. The Special Limited Partner is Two Broadway Associates-III, a limited partnership comprised of an affiliate and employees of Merrill Lynch, Pierce, Fenner and Smith, Incorporated. Effective January 1, 2002, Two Broadway Associates-III transferred its interest to MLH Merger Corporation and three individuals.

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

     d.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships or intermediary partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2002 and 2001, the Partnership's share of cumulative losses of 10 and 11 of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,730,902 and $13,261,191, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements. As of December 31,

                                     III-15

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     2002, the partnership's maximum loss exposure related to its investments in and advances to partnerships is limited to the remaining balance of $18,807,121. As of December 31, 2002 and 2001, cash distributions of $987,271 and $157,703, respectively, have been received from the Local Partnerships for which the Partnership's carrying value is zero. These distributions are recorded as increases in the Partnership's share of income from partnerships in the year received.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

     e.   Investment in partnerships held for sale or transfer
          ----------------------------------------------------

          DeAngelis Manor, Matthew XXV, Pilgrim Tower East, and Pilgrim Tower North were all under contract to be sold as of December 31, 2001, as further discussed in Note 2.a. Accordingly, the Partnership's investments in the Local Partnerships were reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2001. Pilgrim Tower East and Pilgrim Tower North remain classified as investment in partnerships held for sale or transfer at December 31, 2002. In January 2003, the Partnership's interest in Wellington Woods was transferred to the noteholders, as further discussed in Note 2.a. Accordingly, the Partnership's investment in Wellington Woods was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2002. Assets held for sale or transfer are not recorded in excess of their net realizable value.

     f.   Investment in partnerships held in escrow
          -----------------------------------------

          During 2000 and 2001, documents transferring the Partnership's interests in Canonsburg House, Char House, Liberty Tower, Glenridge Gardens, Valley View, and Westport Village to the noteholders were placed in escrow, as further discussed in Note 2.a. Accordingly, the Partnership's investments in these Local Partnerships were reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2001. The Partnership's investments in all six of these Local Partnerships remain classified as investment in partnerships held in escrow at December 31, 2002. Assets held in escrow are not recorded in excess of their net realizable value. In January 2003, the Partnership's interests in Canonsburg House, Char House, and Liberty Tower were transferred to the noteholders, as further discussed in Note 2.a.

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

                                     III-16

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

     k.   Fair value of financial instruments
          -----------------------------------

          The consolidated financial statements include estimated fair value information as of December 31, 2002, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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

     l.   New accounting pronouncements
          -----------------------------

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS No. 142),
     Goodwill and Other Intangible Assets, which supercedes Accounting Principles Board Opinion No. 17, Intangible Assets. SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after the Statement's effective date. SFAS No. 142 is effective for fiscal year 2002. The adoption of SFAS No. 142 did not have a material effect on the financial position or results of operations of the Partnership.

                                     III-17

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

          In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. Among other provisions, SFAS No. 144 sets forth the six criteria, all of which must be met, before a long-lived asset to be sold shall be classified as held for sale. SFAS is effective for fiscal year 2002. The adoption of SFAS No. 144 did not have a material effect on the financial position or results of operations of the Partnerships.

          In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145),
     Recission of FASB  Statements No. 4, 44, and 64, .... SFAS No. 145 rescinds
     Statement of Financial Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Accordingly, gain from extinguishment of debt previously reported as extraordinary for the year ended December 31, 2001, has been reclassified in the accompanying consolidated statement of operations for that period to conform to the presentation required by SFAS No. 145.

          In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have on the Partnership's financial condition and results of operations related to the Partnership's investments in Local Partnerships, and has complied with the disclosure requirements of FIN 46 in these consolidated financial statements.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2002 and 2001, the Partnership held limited partner interests in 25 and 29 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining amounts due on investments in the Local Partnerships follow.


                                     III-18

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                                                December 31,
                                                                       ----------------------------------
                                                                           2002                  2001
                                                                       ------------          ------------
                  Purchase money notes due in:
                    1999                                               $  4,229,000          $  6,280,938
                    2000                                                  2,065,000             2,165,000
                    2002                                                    640,000             2,165,000
                    2003                                                  4,210,000             4,210,000
                    2004                                                 11,311,081            12,411,081
                    Thereafter                                              500,000               500,000
                                                                       ------------          ------------

                       Subtotal                                          22,955,081            27,732,019
                                                                       ------------          ------------

                  Accrued interest payable                               94,373,145            94,666,676
                                                                       ------------          ------------

                       Total                                           $117,328,226          $122,398,695
                                                                       ============          ============


          The remaining purchase money notes have stated interest rates ranging from 5.82% to 15%, certain of which are compounded annually. The purchase money notes are non- recourse, but their terms provide for payment in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

          The maturity dates of the purchase money notes related to the following properties were extended during 2002 and 2001.


                                                                Original         Extended
         Property                            Principal          Maturity         Maturity
         --------                           -----------         --------         --------
         Jewish Federation                  $ 1,350,000         10/31/99         10/31/04 (1)
         Pilgrim Tower East                   1,550,000         12/01/99         11/30/03
         Pilgrim Tower North                  2,065,000         04/30/00         11/30/03


     (1)  There were interim extensions to April 30, 2000 and April 30, 2001.

          The purchase money notes related to the following properties have matured and have not been paid or extended as of March 31, 2003.


         Property                            Principal          Maturity
         --------                           -----------         --------
         Crescent Gardens                   $  434,000          07/31/99
         Valley View                           920,000          09/01/99 (1)
         Westport Village                      840,000          09/01/99 (1)
         Glenridge Gardens                     665,000          01/01/03


     (1)  Extended in accordance with the forbearance agreement.

                                     III-19

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          The purchase money notes related to the following properties were paid off at a discount, were forgiven, or the collateral that secured them was transferred to the noteholders, during 2001, 2002, and through March 31, 2003.



         Property                            Principal          Date                    Disposition
         --------                           ----------          -----                   -----------
         Chippewa County                    $  860,000          January 2001            Paid Off
         Hometown Village                    1,495,000          January 2001            Transferred
         Scoville Center                     1,400,000          January 2001            Transferred
         Cottonwood Park                       975,000          May 2001                Paid Off
         Tradewinds Terrace                    925,000          May 2001                Paid Off
         Riverview Manor                       740,000          July 2001               Paid Off
         Canonsburg House (2)                  100,000          October 2001            Paid Off
         Char House (2)                        100,000          October 2001            Paid Off
         Liberty Tower (2)                     100,000          October 2001            Paid Off
         DeAngelis Manor                       973,571 (1)      March 2002              Paid Off
         Matthew XXV                           978,367 (1)      March 2002              Paid Off
         Lakes of Northdale                  1,500,000          September 2002          (3)
         Canonsburg House                    1,440,000          January 2003            Transferred
         Char House                          1,430,000          January 2003            Transferred
         Liberty Tower                       1,340,000          January 2003            Transferred
         Wellington Woods                      485,000          January 2003            Transferred


     (1)  Remaining principal after a partial payoff.
     (2) Other purchase money notes relating to these properties were extended to mature in January 2003. The Partnership's interests were released from escrow in January 2003.
     (3) Principal and interest were forgiven upon sale of the property related to Lakes of Northdale.

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

                                     III-20

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 25 Local Partnerships in which the Partnership is invested as of December 31, 2002, the five Local Partnerships with associated purchase money notes which have matured, or which mature through December 31, 2003 and which remain unpaid or unextended as of March 31, 2003, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.


                                            Percentage of Total            Partnership's Share of
                                           Distributions Received               Income from
             For the Year Ending           from Local Partnerships           Local Partnerships
             -------------------           -----------------------         ----------------------
             December 31, 2002                       0%                          $0
             December 31, 2001                       4%                          $21,451


          The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2002 and 2001, was $9,642,079 and $10,280,813,
     respectively. The accrued interest on the purchase money notes of $94,373,145 and $94,666,676 as of December 31, 2002 and 2001, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                 Canonsburg House, Char House, and Liberty Tower
                 -----------------------------------------------

          The Partnership defaulted on its six purchase money notes related to Canonsburg Housing Associates Limited Partnership (Canonsburg House), Char House Highrise Association Limited Partnership (Char House), and Liberty Tower Associates Limited Partnership (Liberty Tower) on December 1, 1999, when the notes matured and were not

                                     III-21

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     paid. The default amount included aggregate principal and accrued interest of $4,510,000 and $12,951,810, respectively. As of January 6, 2003, remaining principal and accrued interest of $4,210,000 and $18,732,176, respectively, were due. The Partnership tried to negotiate to extend the maturity date of the purchase money notes for up to five years. However, on September 8, 2000, the Partnership received service of three suits by the noteholder of one of the notes with respect to each of the three partnerships for foreclosure on the Partnership's interests. The Partnership filed its answers on October 24, 2000, although it continued to negotiate with the plaintiff. The Partnership entered into a settlement agreement on October 22, 2001 pursuant to which it obtained an extension of the maturity date of the three larger notes to January 2003. Under the extension agreement, documents transferring the Partnership's interests in Canonsburg House, Char House and Liberty Tower to the noteholder were placed in escrow to be released to the noteholder upon the earlier of occurrence of a future default by the Partnership on the purchase money notes or January 4, 2003. In January 2003, the Partnership's interests in these three Local Partnerships, in the amount of $1,144,839, $503,375 and $1,145,400, respectively, were transferred to the noteholders. The transfer of the Partnership's interests in these three Local Partnerships will result in gain from extinguishment of debt for financial statement purposes in 2003, and also in gain for federal tax purposes in 2003.

          The Partnership also negotiated a discounted payoff of the three smaller notes, and the funds were released from escrow on October 22, 2001. The discounted payoffs resulted in gain from extinguishment of debt of $1,351,664 for financial statement purposes in 2001, and in cancellation of indebtedness income of $1,351,664 for federal tax purposes in 2001.

          Due to the impending transfer of the Partnership's interests in these three Local Partnerships to the noteholders, the Partnership's basis in these three Local Partnerships, along with net unamortized acquisition fees and property purchase costs, which totaled $2,886,052 and $2,964,332 at December 31, 2002 and 2001, respectively, was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                                 Chippewa County
                                 ---------------

          The Partnership defaulted on its purchase money note related to Chippewa County Housing Partners (Chippewa County) on August 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $860,000 and $2,297,462, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for a further non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. In January 2001, the Partnership paid off the note at a discount. The discounted payoff resulted in extraordinary gain from extinguishment of debt of $2,164,719 for financial statement purposes and in cancellation of indebtedness income of $2,164,719 for federal tax purposes in 2001.

                                 Cottonwood Park
                                 ---------------

          The Partnership defaulted on its purchase money note related to Shawnee Heights Limited Partnership (Cottonwood Park) on August 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $975,000 and

                                     III-22

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     $2,576,421, respectively. In May 2000, the noteholders filed suit to foreclose on the Partnership's interest in Cottonwood Park. However, the parties negotiated an agreement which allowed for a possible sale of the property. On May 30, 2001, Cottonwood Park was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the purchase money note related to Cottonwood Park. The sale of Cottonwood Park resulted in gain on disposition of investments in partnerships of $719,413 and in gain from extinguishment of debt of $3,029,351 for financial statement purposes in 2001, and a total gain of $4,930,406 for federal tax purposes in 2001.

                                Crescent Gardens
                                ----------------

          The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extends the maturity date up to July 31, 2004, subject to semi-annual interest payments, and reduces the interest rate of the First Crescent Note. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of March 31, 2003, principal and accrued interest of $434,000 and $1,329,852, respectively, were due on the Second Crescent Note. Crescent Gardens recently completed mortgage restructuring under the Mark-to-Market program, and the associated loan restructuring requirement will likely inhibit the local managing general partner's ability to sell this property. It is anticipated that the property will now operate at a break-even level, and that future cash distributions are highly unlikely.

                                 DeAngelis Manor
                                 ---------------

          The Partnership defaulted on its purchase money notes related to Natick Associates (DeAngelis Manor) on July 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,015,000 and $2,670,689, respectively. As of March
     19, 2002, principal and accrued interest of $973,571 and $3,483,307, respectively, were due. On December 4, 2001, the Partnership paid off, at a discount, the smaller of the two purchase money notes. The discounted payoff resulted in gain from extinguishment of debt of $116,659 for financial statement purposes in 2001, and in cancellation of indebtedness income of $116,659 for federal tax purposes in 2001. On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the second purchase money note related to DeAngelis Manor, although the note has not been cancelled pending payment of surplus cash through the date of closing which has not been released by the state regulatory authority. The sale and discounted payoff resulted in gain from extinguishment of debt of $711,397 for financial statement purposes in 2002, and in cancellation of indebtedness income for federal tax purposes of $1,931,047 in 2002. In March 2002, the Managing General Partner was paid a disposition fee of $73,272 relating to the sale, which was netted from the proceeds of the sale.


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

                                Glenridge Gardens
                                -----------------

          The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,928,809, respectively. As of March 31, 2003, principal and accrued interest of $665,000 and $2,905,415, respectively, were due. On June 16, 2000, the Partnership and noteholder agreed to extend the maturity date of the purchase money note to January 2001, in exchange for a payment which was applied to the purchase money note principal balance. Under the extension agreement, documents transferring the Partnership's interest in Glenridge Gardens to the noteholder were placed in escrow to be released to the noteholder upon a future default by the Partnership. The Partnership reached an agreement with the noteholder in which the noteholder agreed to forbear from taking any action with respect to the note through January 3, 2002, in exchange for a payment which was applied to the purchase money note principal balance. During 2002, the Partnership reached another agreement with the noteholder to extend forbearance through January 3, 2003. As of March 31, 2003, the purchase money noteholder had not taken action to transfer the Partnership's interest in Glenridge Gardens.

          Due to the possible transfer of the Partnership's interest in Glenridge Gardens to the noteholder, the net unamortized acquisition fees and property purchase costs, which totaled $36,247 at December 31, 2002 and December 31, 2001, was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

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

          On April 26, 2002, the property related to Highland Village was sold to a limited partnership whose general partner is also the local managing general partner of Highland Village. The sale proceeds to Highland Village, after the purchaser's assumption of existing mortgage debt, included $600,000 in cash, a short term promissory note for $300,000, and a long term purchase money mortgage note for $400,000. In accordance with the terms of the Restructuring Agreement, the Partnership's share of the proceeds were distributed directly to the noteholder, to be applied first to principal until all principal has been repaid ($1,100,000), and thereafter to interest ($186,870) until interest, including all accrued but previously unpaid interest, has been paid in full.

                                     III-24

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          As of March 31, 2003, the noteholder has not provided the required six months' notice to the Partnership of acceleration of the maturity date of the notes, and the Partnership has not removed the unpaid balance from its books, even though the nonrecourse notes are essentially worthless because the collateral that secures them (the Partnership's interest in Highland Village) has no value since Highland Village sold its only assets. As a result, the Partnership stopped accruing interest on the notes effective the date of the sale of the property on April 26, 2002. The Partnership and the noteholder are discussing an acceleration of the maturity date of the notes. Upon acceleration and resulting cancellation of the notes, gain from extinguishment of debt, in the approximate amount of $3.9 million, will be recognized by the Partnership. There is no assurance that the acceleration will occur. The sale of Highland Village resulted in a total gain of $7,380,542 for federal tax purposes in 2002.

                                Hometown Village
                                ----------------

          The Partnership defaulted on its purchase money note related to Hometown Villages Limited Partnership (Hometown Village) on August 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,495,000 and $5,010,398, respectively. In March 2000, in exchange for a non- refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for an additional non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. In January 2001, the Partnership's interest in Hometown Village was transferred to the noteholders. The transfer of the Partnership's interest in Hometown Village to the noteholders resulted in gain from extinguishment of debt of $4,271,262 for financial statement purposes in 2001, and a total gain of $7,895,814 for federal tax purposes in 2001.

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

                               Lakes of Northdale
                               ------------------

          In September 2002, the property related to Lakes of Northdale was sold. The purchase money note principal and interest related to Lakes of Northdale were forgiven. The sale and forgiveness of debt resulted in gain from extinguishment of debt of $4,118,220 for financial statement purposes in 2002, and in cancellation of indebtedness income for federal tax purposes of $8,385,660 in 2002.

                                     III-25

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                   Matthew XXV
                                   -----------

          The Partnership defaulted on its purchase money notes related to Diakonia Associates (Matthew XXV) on July 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,020,000 and $2,695,752, respectively. As of March
     19, 2002, principal and accrued interest of $978,367 and $3,531,806, respectively, were due. On December 4, 2001, the Partnership paid off, at a discount, the smaller of the two purchase money notes. The discounted payoff resulted in gain from extinguishment of debt of $141,152 for financial statement purposes in 2001, and in cancellation of indebtedness income of $141,152 for federal tax purposes in 2001. On March 19, 2002, Matthew XXV was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the second purchase money note related to Matthew XXV, although the note has not been cancelled pending payment of surplus cash through the date of closing which has not been released by the state regulatory authority. The sale and discounted payoff resulted in gain from extinguishment of debt of $1,232,671 for financial statement purposes in 2002, and in cancellation of indebtedness income for federal tax purposes of $2,181,531 in 2002. In March 2002, the Managing General Partner was paid a disposition fee of $49,743 relating to the sale, which was netted from the proceeds of the sale.

          Due to the impending sale of the property related to the Partnership's investment in Matthew XXV, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $3,929,550, was reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at December 31, 2001.

                               Pilgrim Tower East
                               ------------------

          The Partnership defaulted on its purchase money note related to Pilgrim Tower East Associates Limited Partnership (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. The Partnership and the noteholder have signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder, during 2003, in exchange for the principal and accrued interest outstanding on the purchase money note and two payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. There is no assurance that a sale of the Partnership's interest in Pilgrim Tower East will occur.

          Due to the impending sale of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $39,732 and $44,100, at December 31 2002 and 2001, respectively, was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                               Pilgrim Tower North
                               -------------------

          The Partnership defaulted on its purchase money note related to Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) on April 30, 2000, when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $18,922,763, respectively. The Partnership signed a contract

                                     III-26

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     with the noteholder which allows the noteholder to purchase the property by November 30, 2003 in exchange for the principal and accrued interest outstanding on the purchase money note and assumption or prepayment by the noteholder of the mortgage note, the flexible subsidy note and all related debt associated with the property in addition to a principal payment applied to the note, which was paid in January 2002. There is no assurance that a sale of the property will occur.

          Due to the impending sale of the property related to the Partnership's investment in Pilgrim Tower North, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $2,391,262 and $2,485,531, at December 31, 2002 and 2001, respectively, was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                 Riverview Manor
                                 ---------------

          The Partnership defaulted on its purchase money notes related to Riverview Manor Company Limited Partnership (Riverview Manor) on September 30, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $740,000 and $1,853,014, respectively. On July 23, 2001, the Partnership paid off the purchase money notes at a discount. The discounted payoff resulted in gain from extinguishment of debt of $2,141,273 for financial statement purposes in 2001, and in cancellation of indebtedness income of $2,141,273 for federal tax purposes in 2001.

                                 Scoville Center
                                 ---------------

          The Partnership defaulted on its purchase money notes related to Beloit Housing Partners (Scoville Center) on October 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $1,400,000 and $2,123,397, respectively. In March 2000, in exchange for a non-refundable deposit, the noteholders agreed to forbear from exercising their remedies until July 1, 2000. In June 2000, in exchange for a further non-refundable deposit, the noteholders agreed to continue to forbear from exercising their remedies until January 4, 2001. In January 2001, the Partnership's interest in Scoville Center was transferred to the noteholders. The transfer of the Partnership's interest in Scoville Center to the noteholders resulted in gain from extinguishment of debt of $2,698,797 for financial statement purposes in 2001, and a total gain of $5,919,376 for federal tax purposes in 2001.

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


                                     III-27

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                   Valley View
                                   -----------

          The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $920,000 and $1,788,829, respectively. As of March 31, 2003, principal and accrued interest of $920,000 and $2,247,495, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of March 31, 2003. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by a future date to be negotiated. There is no assurance that any settlement will be finalized.

          Due to the impending transfer of the Partnership's interest in Valley View, the net unamortized amount of acquisition fees and property purchase costs, which totaled $37,315 at both December 31, 2002 and 2001, was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                                Wellington Woods
                                ----------------

          The Partnership defaulted on its purchase money notes related to Clarkson Associates of Wellington Woods Limited Partnership (Wellington Woods) on December 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $485,000 and $2,169,679, respectively. As of March 31, 2003, aggregate principal and accrued interest of $485,000 and $3,380,923, respectively, were due.

          The Partnership attempted to negotiate with the noteholders to extend the maturity date of the purchase money note for five years, in exchange for a partial payment. In August 2000, one of the purchase money noteholders sued the Partnership for damages and foreclosure of the security interests in the Wellington Woods Local Partnership. The Partnership offered to tender its interests in Wellington Woods, but, subsequently, the plaintiff and the second purchase money noteholder filed an amended complaint. Both parties filed motions for summary judgment. In September 2002, the court ruled in the Partnership's favor and dismissed the claim and related attorneys' fees. However, the Partnership's interest in Wellington Woods, together with distributions received by the Partnership after the dates of the noteholders' demands, was assigned to the noteholders in January 2003.

          Due to the impending transfer of the Partnership's interest in Wellington Woods, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $606,237, at December 31, 2002, was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet.

                                     III-28

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Westport Village
                                ----------------

          The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of March 31, 2003, principal and accrued interest of $840,000 and $2,031,847, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of March 31, 2003. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property was not sold and/or the notes are not repaid by a future date to be negotiated. There is no assurance that any settlement will be finalized.

          Due to the impending transfer of the Partnership's interest in Westport Village, the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989 at both December 31, 2002 and 2001, was reclassified to investment in partnerships held in escrow in the accompanying balance sheets.

     b.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has an 89.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invested in the Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2002 and 2001, the Partnership received distributions from the Local Partnerships totaling $1,849,933 and $842,573, respectively. As of December 31, 2002 and 2001, 18 and 23, respectively, of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $2,546,706 and $2,782,021, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

          The cash distributions to the Partnership from the operations of the Local Partnerships may be limited by the Agencies' regulations. Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property. Funds in excess of those which may be distributed to owners are generally required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property. In addition, local general partners have the authority to withhold funds if needed for property repairs, improvements, or other property needs.

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

     d.   Property matters
          ----------------

                                 Cottonwood Park
                                 ---------------

          On May 30, 2001, the property related to Cottonwood Park was sold. See note 2.a. hereof for additional information concerning the sale.

                                 DeAngelis Manor
                                 ---------------

          On March 19, 2002, the property related to DeAngelis Manor was sold. See Note 2.a. hereof for additional information concerning the sale.

                                Highland Village
                                ----------------

          On April 26, 2002, the property related to Highland Village was sold. See Note 2.a. hereof for additional information concerning the sale and the outstanding accrued interest balance of the purchase money notes related to Highland Village.

                               Lakes of Northdale
                               -------------------

          In September 2002, the property related to Lakes of Northdale was sold. The purchase money note principal and interest related to Lakes of Northdale were forgiven. The sale and forgiveness of debt resulted in gain from extinguishment of debt of $4,118,220 for financial statement purposes in 2002, and in cancellation of indebtedness income for federal tax purposes of $8,385,660 in 2002.

                                     III-30

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Madison Square
                                 --------------

          The Local Managing General Partner of Madison Square Ltd. Dividend Housing Association (Madison Square) requested debt relief effective
     October 1, 2001. The property has depleted its operating cash and replacement reserve funds, therefore, the Local Managing General Partner requested from the lender that the debt payments be reduced to interest only payments until such time as the property can be sold. In December 2001, the lender approved interest only payments and a reduction in the rate for a period of five years, although this loan modification has not yet been closed. The Local Managing General Partner has been searching for a not-for-profit organization to purchase this asset but has no firm offers as of March 31, 2003. As of December 31, 2002, the Partnership's investment in Madison Square was $0.

                                   Matthew XXV
                                   -----------

          On March 19, 2002,  the property  related to Matthew XXV was sold. See
     Note 2.a. hereof for additional information concerning the sale.

                               Pilgrim Tower East
                               ------------------

          In February 2002, a contract for the sale of the Partnership's interest in Pilgrim Tower East was signed. See Note 2.a. for additional information concerning the possible sale.

                               Pilgrim Tower North
                               -------------------

          In January 2002, a contract for the sale of the property related to Pilgrim Tower North was signed. See Note 2.a. for additional information concerning the possible sale.

     e.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the 25 and 29 Local Partnerships in which the Partnership is invested as of December 31, 2002 and 2001, respectively, follow. The combined statement of operations for the year ended December 31, 2002, includes information for four Local Partnerships through the dates of sale. The combined statement of operations for the year ended December 31, 2001, includes information for three Local Partnerships through the dates of sale or transfer.


                                     III-31

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                              COMBINED BALANCE SHEETS

                                                                                         December 31,
                                                                                ------------------------------
                                                                                    2002              2001
                                                                                ------------      ------------
          Rental property, at cost, net of accumulated depreciation
            of $91,502,580 and $99,983,580, respectively                        $ 62,209,784      $ 75,203,431
          Land                                                                     9,149,890        11,268,067
          Other assets                                                            25,529,393        32,097,851
                                                                                ------------      ------------

              Total assets                                                      $ 96,889,067      $118,569,349
                                                                                ============      ============


          Mortgage notes payable                                                $ 73,825,964      $ 88,554,090
          Other liabilities                                                       14,454,847        16,844,796
                                                                                ------------      ------------

              Total liabilities                                                   88,280,811       105,398,886

          Partners' capital                                                        8,608,256        13,170,463
                                                                                ------------      ------------

              Total liabilities and partners' capital                           $ 96,889,067      $118,569,349
                                                                                ============      ============


                                         COMBINED STATEMENTS OF OPERATIONS

                                                                                     For the years ended
                                                                                         December 31,
                                                                                -----------------------------
                                                                                    2002             2001
                                                                                -----------       -----------
          Revenue:
            Rental                                                              $29,159,673       $31,202,507
            Other, principally interest                                           1,585,225         2,286,880
                                                                                -----------       -----------

               Total revenue                                                     30,744,898        33,489,387
                                                                                -----------       -----------

          Expenses:
            Operating and other                                                  19,992,594        21,470,908
            Interest                                                              4,331,370         4,830,584
            Depreciation                                                          6,063,518         6,280,088
            Amortization                                                             80,916           103,223
                                                                                -----------       -----------

               Total expenses                                                    30,468,398        32,684,803
                                                                                -----------       -----------

          Net income                                                            $   276,500       $   804,584
                                                                                ===========       ===========


     f.   Reconciliation of the Local Partnerships' financial
          ---------------------------------------------------
            statement net income to taxable income
            --------------------------------------

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


                                     III-32

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          A reconciliation of the Local Partnerships' financial statement net income reflected above to taxable income follows.


                                                                                        December 31,
                                                                                ----------------------------
                                                                                   2002              2001
                                                                                ----------        ----------
          Financial statement net income                                        $  276,500        $  804,584

          Adjustments:
            Difference in tax depreciation using accelerated methods,
              net of depreciation on construction period expenses
              capitalized for financial statement purposes                       4,029,798         4,366,302

            Miscellaneous, net                                                     843,517           264,045
                                                                                ----------        ----------

          Taxable income                                                        $5,149,815        $5,434,931
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2002 and 2001, the Partnership paid $245,688 and $239,256, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

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

For each of the years ended December 31, 2002 and 2001, the Partnership paid the Managing General Partner a Management Fee of $375,000.

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

                                     III-33

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS

January 2001, the Managing General Partner was paid a disposition fee of $186,682 relating to the sale of Wollaston Manor on December 28, 2000. In March 2002, the Managing General Partner was paid disposition fees totaling $123,015 relating to the sales of DeAngelis Manor and Matthew XXV on March 19, 2002, which were netted from the proceeds of the sales.


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

     Fees payable to certain general partners (or their designees) under (vii) above, together with all other property disposition fees and any other commissions or fees payable upon the sale of apartment properties, shall not in the aggregate exceed the lesser of the competitive rate or six percent of the sale price of the apartment properties.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In January 2001, the Managing General Partner was paid a disposition fee relating to the sale of Wollaston Manor of $186,682 on December 28, 2000. In March 2002, the Managing General Partner paid disposition fees totaling $123,015 relating to the sales of DeAngelis Manor and Matthew XXV on March 19, 2002, which were netted from the proceeds of the sales.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, one percent to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% in the aggregate to the General Partners after payment of the Management Fee, (see Note 3), as specified in the Partnership Agreement. On April 27, 2001, the Partnership made a cash distribution of $733,670 ($10.00 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2001. The distribution was a result of the sale of Wollaston Manor. On June 28, 2002, the Partnership made a cash distribution of $586,896 ($8.00 per Unit) to Additional Limited Partners who were holders of record as of June 1, 2002. The distribution was a result of the sales of DeAngelis Manor and Matthew XXV. On September 11, 2002, the Partnership made a cash distribution of $37,857 to the General Partners and Initial and Special Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. A review of the Partnership Agreement indicated that these amounts should have been distributed in prior years when distributions had been made only to the Additional Limited Partners.

     As defined in the Partnership Agreement, after the payment of distributions as described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2002 and 2001. The Managing General Partner intends to retain all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes and related accrued interest related to the Local Partnerships, and for future working capital needs.


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

     A reconciliation of the Partnership's financial statement net (loss) income to taxable income follows.


                                                                                   For the years ended
                                                                                       December 31,
                                                                                ----------------------------
                                                                                   2002             2001
                                                                                -----------      -----------
Financial statement net (loss) income                                           $(2,590,390)     $ 7,730,797

Adjustments:
  Difference between financial statement net income
    and taxable income related to the Partnership's equity
    in the Local Partnerships' income or losses                                  14,959,564       11,225,144

  Costs amortized over a shorter period for income tax purposes                          --           37,874

  Difference between taxable interest income
    and financial statement interest income                                         644,065        1,193,873
                                                                                -----------      -----------

Taxable income                                                                  $13,013,239      $20,187,688
                                                                                ===========      ===========

                                                       # # #

                                                      III-36

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-IV Limited Partnership has invested.



                                     III-37