Form 10QSB
period 2003-03-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2003-05-15
CIK 740371

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

                  For the quarterly period ended March 31, 2003


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

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                                                           Page
                                                                           ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - March 31, 2003 and December 31, 2002..........................  1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2003 and 2002............  2

         Consolidated Statements of Cash Flows
           - for the three months ended March 31, 2003 and 2002............  3

         Notes to Consolidated Financial Statements
           - March 31, 2003 and 2002.......................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 17

Item 3.  Controls and Procedures........................................... 21


PART II - OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities.................................. 22

Item 5.   Other Information................................................ 22

Item 6.   Exhibits and Reports on Form 8-K................................. 22

Signature.................................................................. 23

Certifications of Quarterly Report Pursuant to 18 U.S.C. Section 1350...... 24

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                        March 31,      December 31,
                                                                                          2003            2002
                                                                                      -------------    ------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $   7,718,324    $  12,763,288
Investment in partnerships held for sale or transfer ..............................       7,744,316        3,037,231
Investment in partnerships held in escrow .........................................         120,550        3,006,602
Cash and cash equivalents .........................................................       4,490,196        4,862,869
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $206,251 and $217,097, respectively ..........         239,281          259,342
Property purchase costs,
  net of accumulated amortization of $160,231 and $164,138, respectively ..........         178,426          188,018
Other assets ......................................................................             104              113
                                                                                      -------------    -------------

      Total assets ................................................................   $  20,491,197    $  24,117,463
                                                                                      =============    =============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  18,160,081    $  22,955,081
Accrued interest payable ..........................................................      75,556,024       94,373,145
Accounts payable and accrued expenses .............................................         119,731          161,982
                                                                                      -------------    -------------

      Total liabilities ...........................................................      93,835,836      117,490,208
                                                                                      -------------    -------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................      (9,746,963)      (9,746,963)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (129,538,282)    (149,566,388)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (73,344,639)     (93,372,745)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  20,491,197    $  24,117,463
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                                                                For the three months ended
                                                                                         March 31,
                                                                              ------------------------------
                                                                                   2003             2002
                                                                              -------------    -------------
Share of income from partnerships .........................................   $     243,521    $     365,798
                                                                              -------------    -------------

Other revenue and  expenses:

  Revenue:
    Gain from extinguishment of debt ......................................      21,844,501        1,820,916
    Interest ..............................................................           9,686           14,810
                                                                              -------------    -------------

                                                                                 21,854,187        1,835,726
                                                                              -------------    -------------

  Expenses:
    Interest ..............................................................       1,842,170        2,650,593
    Management fee ........................................................          93,750           93,750
    General and administrative ............................................          94,715           97,403
    Professional fees .....................................................          34,150           95,275
    Amortization of deferred costs ........................................           4,817            5,814
                                                                              -------------    -------------

                                                                                  2,069,602        2,942,835
                                                                              -------------    -------------

      Total other revenue and expenses ....................................      19,784,585       (1,107,109)
                                                                              -------------    -------------

Income (loss) before loss on disposition of investment in partnership .....      20,028,106         (741,311)

Loss on disposition of investment in partnership ..........................              --          (65,248)
                                                                              -------------    -------------

Net income (loss) .........................................................      20,028,106         (806,559)

Accumulated losses, beginning of period ...................................    (149,566,388)    (146,975,998)
                                                                              -------------    -------------

Accumulated losses, end of period .........................................   $(129,538,282)   $(147,782,557)
                                                                              =============    =============



Net income (loss) allocated to General Partners (1.51%) ...................   $     302,424    $     (12.179)
                                                                              =============    =============


Net income (loss) allocated to Initial and Special Limited Partners (1.49%)   $     298,419    $     (12.018)
                                                                              =============    =============


Net income (loss) allocated to Additional Limited Partners (97%) ..........   $  19,427,263    $    (782,362)
                                                                              =============    =============


Net income (loss) per unit of Additional Limited Partner Interest,
  based on 73,500 units outstanding .......................................   $      264.32    $      (10.64)
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                    For the three months ended
                                                                                             March 31,
                                                                                   ----------------------------
                                                                                       2003            2002
                                                                                   ------------    ------------
Cash flows from operating activities:
  Net income (loss) ............................................................   $ 20,028,106    $   (806,559)

  Adjustments  to  reconcile  net  income  (loss) to net cash used in  operating activities:
    Share of income from partnerships ..........................................       (243,521)       (365,798)
    Gain from extinguishment of debt ...........................................    (21,844,501)     (1,820,916)
    Amortization of deferred costs .............................................          4,817           5,814
    Loss on disposition of investment in partnership ...........................             --          65,248

    Changes in assets and liabilities:
      Decrease (increase) in other assets ......................................              9            (461)
      Increase in accrued interest payable .....................................      1,842,170       2,650,593
      Payment of purchase money note interest ..................................        (17,502)        (26,849)
      Decrease in accounts payable and accrued expenses ........................        (42,251)        (34,220)
                                                                                   ------------    ------------

        Net cash used in operating activities ..................................       (272,673)       (333,148)
                                                                                   ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ...................................             --         201,302
  Proceeds from disposition of investments in partnerships, net ................             --       4,876,101
                                                                                   ------------    ------------

        Net cash provided by investing activities ..............................             --       5,077,403
                                                                                   ------------    ------------

Cash flows from financing activities:
  Payment of purchase money note principal .....................................       (100,000)       (200,000)
  Payoff of purchase money note principal and related interest .................             --      (3,668,220)
                                                                                   ------------    ------------

        Net cash used in financing activities ..................................       (100,000)     (3,868,220)
                                                                                   ------------    ------------

Net (decrease) increase in cash and cash equivalents ...........................       (372,673)        876,035

Cash and cash equivalents, beginning of period .................................      4,862,869       4,816,347
                                                                                   ------------    ------------

Cash and cash equivalents, end of period .......................................   $  4,490,196    $  5,692,382
                                                                                   ============    ============



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest .....................................   $     17,502    $  1,743,131
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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of March 31, 2003, and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the interim period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2002.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), Recission of FASB
Statements No. 4, 44, and 64, .... SFAS No. 145 rescinds  Statement of Financial
Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item. Accordingly, gain from extinguishment of debt previously reported as extraordinary for the three months ended March 31, 2002, has been reclassified in the accompanying statement of operations for that period to conform to the current presentation required by SFAS No. 145.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in Local Partnerships, and has complied with the disclosure requirements of FIN 46 in these financial statements. As of March 31, 2003, the Partnership's maximum loss exposure related to its investments in and advances to partnerships is limited to the remaining balance of $15,583,190.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $18,160,081 plus aggregate accrued interest of $75,556,024 as of March 31, 2003, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. However, see the discussion relating to Highland Village, below, for information concerning the outstanding accrued interest balance of the purchase money notes related to Highland Village, even though the property related to Highland Village has been sold.

     The maturity dates of the purchase money notes related to the following properties were extended during 2002, and through May 15, 2003.

                                                   Original       Extended
     Property                   Principal          Maturity       Maturity
     --------                  -----------         --------       --------

     Pilgrim Tower East        $1,450,000 (1)      12/01/99       11/30/03
     Pilgrim Tower North        2,065,000          04/30/00       11/30/03

     (1) Remaining principal after a partial payoff.

     The purchase money notes related to the following properties have matured and have not been paid or extended as of May 15, 2003.

     Property                   Principal          Maturity
     --------                  -----------         --------

     Crescent Gardens          $  434,000          07/31/99
     Valley View                  920,000          09/01/99 (1)
     Westport Village             840,000          09/01/99 (1)
     Glenridge Gardens            640,000          01/01/03 (1)

     (1) Extended in accordance with the forbearance agreement.

     The purchase money notes related to the following properties were paid off at a discount, were forgiven, or the collateral that secured them was transferred to the noteholders, during 2002, and through May 15, 2003.

         Property               Principal            Date           Disposition
         --------              -----------         ---------        -----------

         DeAngelis Manor       $  973,571 (1)      March 2002       Paid Off
         Matthew XXV              978,367 (1)      March 2002       Paid Off
         Lakes of Northdale     1,500,000          September 2002   (2)
         Canonsburg House       1,440,000          January 2003     Transferred
         Char House             1,430,000          January 2003     Transferred
         Liberty Tower          1,340,000          January 2003     Transferred
         Wellington Woods         485,000          January 2003     Transferred

     (1) Remaining principal after a partial payoff.
     (2) Principal and interest were forgiven upon sale of the property related to Lakes of Northdale.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The remaining purchase money notes mature in 2004 ($11,311,081 aggregate principal balance) and 2025 ($500,000 principal balance).

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

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 21 Local Partnerships in which the Partnership is invested as of March 31, 2003, the six Local Partnerships with associated purchase money notes which have matured, or which mature through March 31, 2004, and which remain unpaid or unextended as of May 15, 2003, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                              Percentage of Total       Partnership's Share of
                             Distributions Received       Income (Loss) from
     For the Year Ending     from Local Partnerships      Local Partnerships
     -------------------     -----------------------    ----------------------

     December 31, 2002                0.0%                    $ (98,638)
     December 31, 2001                0.0%                    $(245,610)


     The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2003 and 2002, was $1,842,170 and $2,650,593,
respectively. The accrued interest payable on the purchase money notes of $75,556,024 and $94,373,145 as of March 31, 2003 and December 31, 2002,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                 Canonsburg House, Char House, and Liberty Tower
                 -----------------------------------------------

     The Partnership defaulted on its six purchase money notes related to Canonsburg Housing Associates Limited Partnership (Canonsburg House), Char House Highrise Association Limited Partnership (Char House), and Liberty Tower Associates Limited Partnership (Liberty Tower) on December 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $4,510,000 and $12,951,810, respectively. As of January 6, 2003, remaining principal and accrued interest of $4,210,000 and $17,395,304, respectively, were due. The Partnership tried to negotiate to extend the maturity date of the purchase money notes for up to five years. However, on September 8, 2000, the Partnership received service of three suits by the noteholder of one of the notes with respect to each of the three partnerships for foreclosure on the Partnership's interests. The Partnership filed its answers on October 24, 2000, although it continued to negotiate with the plaintiff. The Partnership entered into a settlement agreement on October 22, 2001, pursuant to which it obtained an extension of the maturity date of the three larger notes to January 2003. Under the extension agreement, documents transferring the Partnership's interests in Canonsburg House, Char House and Liberty Tower to the noteholder were placed in escrow to be released to the noteholder upon the earlier of occurrence of a future default by the Partnership on the purchase money notes or January 4, 2003. In January 2003, the Partnership's interests in these three Local Partnerships, in the amount of $1,176,151, $534,201 and $1,175,700, respectively, were transferred to the noteholders. The transfer of the Partnership's interests in these three Local Partnerships resulted in gain from extinguishment of debt for financial statement purposes of $18,684,319 in 2003, and in total gain for federal tax purposes of $20,551,401 in 2003.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Due to the subsequent transfer of the Partnership's interests in these three Local Partnerships to the noteholders, the Partnership's basis in these three Local Partnerships, along with net unamortized acquisition fees and property purchase costs, which totaled $2,886,052 at December 31, 2002, was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet.

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999 when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extends the maturity date up to July 31, 2004, subject to semi-annual interest payments, and reduces the interest rate of the First Crescent Note. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of May 15, 2003, principal and accrued interest of $434,000 and $1,322,833, respectively, were due on the Second Crescent Note. Crescent Gardens recently completed mortgage restructuring under the Mark-to- Market program, and the associated loan restructuring requirement will likely limit the sale of this property to a not-for-profit organization. It is anticipated that the property will now operate at a break-even level, and that future cash distributions are highly unlikely.

                                 DeAngelis Manor
                                 ---------------

     The Partnership defaulted on its purchase money notes related to Natick Associates (DeAngelis Manor) on July 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,015,000 and $2,670,689, respectively. As of March 19, 2002, principal and accrued interest of $973,571 and $3,483,307, respectively, were due. On December 4, 2001, the Partnership paid off, at a discount, the smaller of the two purchase money notes. The discounted payoff resulted in gain from extinguishment of debt of $116,659 for financial statement purposes in 2001, and in cancellation of indebtedness income of $116,659 for federal tax purposes in 2001. On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the second purchase money note related to DeAngelis Manor, although the note has not been cancelled pending final receipt of accumulated cash from the property's previous operations, and payment thereof to the purchase money noteholder. The sale and discounted payoff resulted in gain from extinguishment of debt of $711,397 for financial statement purposes in 2002, and in cancellation of indebtedness income for federal tax purposes of $1,931,047 in 2002. In March 2002, the Managing General Partner was paid a disposition fee of $73,272 relating to the sale, which was netted from the proceeds of the sale.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Glenridge Gardens
                                -----------------

     The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,928,809, respectively. As of May 15, 2003, principal and accrued interest of $640,000 and $2,949,227, respectively, were due. On June 16, 2000, the Partnership and noteholder agreed to extend the maturity date of the purchase money note to January 2001, in exchange for a payment which was applied to the purchase money note principal balance. Under the extension agreement, documents transferring the Partnership's interest in Glenridge Gardens to the noteholder were placed in escrow to be released to the noteholder upon a future default by the Partnership. The Partnership reached an agreement with the noteholder in which the noteholder agreed to forbear from taking any action with respect to the note through January 3, 2002, in exchange for a payment which was applied to the purchase money note principal balance. During 2002, the Partnership reached another agreement with the noteholder to extend forbearance through January 3, 2003. As of May 15, 2003, the purchase money noteholder had not taken action to transfer the Partnership's interest in Glenridge Gardens.

     Due to the possible transfer of the Partnership's interest in Glenridge Gardens to the noteholder, the net unamortized acquisition fees and property purchase costs, which totaled $36,247 at March 31, 2003 and December 31, 2002, were reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                                Highland Village
                                ----------------

     The Partnership defaulted on its four purchase money notes related to Highland Village Associates (Highland Village) on October 31, 1999, when the notes matured and were not paid. The President of the local managing general partner of Highland Village had taken assignment of the four payees' interest in each of the notes and is the holder of all of the notes. The default amount included principal and accrued interest of $1,100,000 and $4,123,565, respectively. Subsequent to the sale of the property related to Highland Village on April 26, 2002, accrued interest of $5,486,253 was due. In February 2001, the Partnership and the noteholder agreed to extend the maturity date of the purchase money notes to October 31, 2004, provided that the maturity date of the notes may be accelerated to any earlier date designated by the noteholder upon not less than six months' notice to the Partnership from the noteholder (the "Restructuring Agreement").

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     As of May 15, 2003, the noteholder has not provided the required six months' notice to the Partnership of acceleration of the maturity date of the notes, and the Partnership has not removed the unpaid balance in the amount of $5,486,253 from its books, even though the nonrecourse notes are essentially worthless because the collateral that secures them (the Partnership's interest in Highland Village) has no value since Highland Village sold its only assets. As a result, the Partnership stopped accruing interest on the notes effective the date of the sale of the property on April 26, 2002. The Partnership and the noteholder are discussing an acceleration of the maturity date of the notes. Upon acceleration and resulting cancellation of the notes, gain from extinguishment of debt of $5,486,253 will be recognized by the Partnership. There is no assurance that the acceleration will occur. The sale of Highland Village resulted in a total gain of $7,380,542 for federal tax purposes in 2002.

                                   Matthew XXV
                                   -----------

     The Partnership defaulted on its purchase money notes related to Diakonia Associates (Matthew XXV) on July 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,020,000 and $2,695,752, respectively. As of March 19, 2002, principal and accrued interest of $978,367 and $3,531,806, respectively, were due. On December 4, 2001, the Partnership paid off, at a discount, the smaller of the two purchase money notes. The discounted payoff resulted in gain from extinguishment of debt of $141,152 for financial statement purposes in 2001, and in cancellation of indebtedness income of $141,152 for federal tax purposes in 2001. On March 19, 2002, Matthew XXV was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the second purchase money note related to Matthew XXV, although the note has not been cancelled pending final receipt of accumulated cash from the property's previous operations, and payment thereof to the purchase money noteholder. The sale and discounted payoff resulted in gain from extinguishment of debt of $1,232,671 for financial statement purposes in 2002, and in cancellation of indebtedness income for federal tax purposes of $2,181,531 in 2002. In March 2002, the Managing General Partner was paid a disposition fee of $49,743 relating to the sale, which was netted from the proceeds of the sale.

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower East Associates Limited Partnership (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. The Partnership and the noteholder have signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder, during 2003, in exchange for the principal and accrued interest outstanding on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. There is no assurance that a sale of the Partnership's interest in Pilgrim Tower East will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Due to the impending sale of the Partnership's interest in Pilgrim Tower East, the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at March 31, 2003, and December 31, 2002, was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                               Pilgrim Tower North
                               -------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) on April 30, 2000, when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $18,922,763, respectively. The Partnership signed a contract with the noteholder which allows the noteholder to purchase the property by November 30, 2003, in exchange for the principal and accrued interest outstanding on the purchase money note and assumption or prepayment by the noteholder of the mortgage note, the flexible subsidy note and all related debt associated with the property. In addition, in exchange for the noteholder's forbearance, the Partnership made a principal payment applied to the note in January 2002. There is no assurance that a sale of the property will occur.

     Due to the impending sale of the property related to the Partnership's investment in Pilgrim Tower North, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $2,367,694 and $2,391,262 at March 31, 2003, and December 31, 2002, respectively, was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                   Valley View
                                   -----------

     The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $920,000 and $1,788,829, respectively. As of May 15, 2003, principal and accrued interest of $920,000 and $2,263,315, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of May 15, 2003. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by a future date to be negotiated. There is no assurance that any settlement will be finalized.

     Due to the impending transfer of the Partnership's interest in Valley View, the net unamortized amount of acquisition fees and property purchase costs, which totaled $37,315 at March 31, 2003, and December 31, 2002, was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Wellington Woods
                                ----------------

     The Partnership defaulted on its purchase money notes related to Clarkson Associates of Wellington Woods Limited Partnership (Wellington Woods) on December 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $485,000 and $2,169,679, respectively. As of January 6, 2003, aggregate principal and accrued interest of $485,000 and $3,288,849, respectively, were due.

     The Partnership attempted to negotiate with the noteholders to extend the maturity date of the purchase money note for five years, in exchange for a partial payment. In August 2000, one of the purchase money noteholders sued the Partnership for damages and foreclosure of the security interests in the Wellington Woods Local Partnership. The Partnership offered to tender its interests in Wellington Woods, but, subsequently, the plaintiff and the second purchase money noteholder filed an amended complaint. Both parties filed motions for summary judgment. In September 2002, the court ruled in the Partnership's favor and dismissed the plaintiffs' damages claims and related attorneys' fees. However, the Partnership's interest in Wellington Woods, in the amount of $575,681 together with distributions received by the Partnership after the dates of the noteholders' demands, was assigned to the noteholders in January 2003. The transfer of the Partnership's interest in this Local Partnership resulted in gain from extinguishment of debt for financial statement purposes of $3,160,182 in 2003, and in total gain for federal tax purposes of $3,156,107 in 2003.

     Due to the subsequent transfer of the Partnership's interest in Wellington Woods, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $606,237 at December 31, 2002, was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet.

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of May 15, 2003, principal and accrued interest of $840,000 and $2,046,187, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of May 15, 2003. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by a future date to be negotiated. There is no assurance that any settlement will be finalized.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Due to the impending transfer of the Partnership's interest in Westport Village, the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989 at March 31, 2003, and December 31, 2002, was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

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

c.   Property matters
     ----------------

                                Campbell Terrace
                                ----------------

     As of May 15, 2003, the local managing general partner is negotiating a contract to sell the property owned by Campbell Terrace Associates (Campbell Terrace). There is no assurance that a sale of the property will occur.

     Due to the possible sale of the property related to the Partnership's investment in Campbell Terrace, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $5,336,890 at March 31, 2003, was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Madison Square
                                 --------------

     The Local Managing General Partner of Madison Square Ltd. Dividend Housing Association (Madison Square) requested debt relief effective October 1, 2001. The property has depleted its operating cash and replacement reserve funds, therefore, the Local Managing General Partner requested from the lender that the debt payments be reduced to interest only payments until such time as the property can be sold. In December 2001, the lender approved interest only payments and a reduction in the rate for a period of five years, although this loan modification has not yet been closed. The Local Managing General Partner has been searching for a not-for-profit organization to purchase the property but has no firm offers as of May 15, 2003. As of March 31, 2003, the Partnership's remaining investment in Madison Square, which consisted of net unamortized acquisition fees and property purchase costs, was $14,686. There is no assurance that a sale of the property will occur.

                                   Matthew XXV
                                   -----------

     On March 19, 2002, the property related to Matthew XXV was sold. See Note 2.a. hereof for additional information concerning the sale.

                               Pilgrim Tower North
                               -------------------

     In January 2002, a contract for the sale of Pilgrim Tower North was signed. See Note 2.a. hereof for additional information concerning the sale. As of March 31, 2003, the Partnership's remaining investment in Pilgrim Tower North was $2,367,694. There is no assurance that a sale of the property will occur.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 21 and 27 Local Partnerships in which the Partnership was invested as of March 31, 2003 and 2002, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                  For the three months ended
                                                                           March 31,
                                                 --------------------------------------------------------------
                                                            2003                               2002
                                                 ---------------------------        ---------------------------
                                                   Equity                             Equity
                                                   Method         Suspended           Method         Suspended
                                                 ----------       ----------        ----------       ----------
         Revenue:
           Rental                                $3,347,062       $2,820,824        $4,133,358       $3,199,022
           Other                                    224,642          127,599           271,123          203,951
                                                 ----------       ----------        ----------       ----------

             Total revenue                        3,571,704        2,948,423         4,404,481        3,402,973
                                                 ----------       ----------        ----------       ----------

         Expenses:
           Operating                              2,325,706        1,927,586         2,832,268        2,199,491
           Interest                                 367,438          546,904           552,616          634,650
           Depreciation and amortization            632,182          557,298           835,682          692,742
                                                 ----------       ----------        ----------       ----------

             Total expenses                       3,325,326        3,031,788         4,220,566        3,526,883
                                                 ----------       ----------        ----------       ----------


         Net income (loss)                       $  246,378       $  (83,365)       $  183,915       $ (123,910)
                                                 ==========       ==========        ==========       ==========

         Cash distributions                      $       --       $       --        $  201,302       $       --
                                                 ==========       ==========        ==========       ==========

         Cash distributions recorded
           as income                             $       --       $       --        $       --       $       --

         Partnership's share of Local
           Partnership net income                   243,521               --           177,398               --

         Partnership's estimated share of
           Local Partnership net income                  --               --           188,400 (1)           --
                                                 ---------------------------        ---------------------------


         Share of income from partnerships                 $243,521                            $365,798
                                                           ========                            ========


         (1) Represents estimated share of income from DeAngelis Manor and Matthew XXV through their sale on March 19, 2002, as reflected in the combined statement of operations at March 31, 2002. During the fourth quarter of 2002, the share of income was reclassified to gain from extinguishment of debt, since the Local Partnership did not report audited operating results for 2002.

     Cash distributions received from Local Partnerships which have investment basis are recorded as a decrease in investments in and advances to partnerships and as cash receipts on the respective balance sheets. Any cash distributions received from Local Partnerships for which the respective Partnership's carrying value is zero are recorded as income, and included in share of income from partnerships on the statements of operations for the respective periods, and as cash receipts on the respective balance sheets. As of March 31, 2003 and 2002, the Partnership's share of cumulative losses to date for 11 and 12 of the 21 and 27 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,753,729 and $13,370,311, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $58,028 and $95,556 for the three month periods ended March 31, 2003 and 2002, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended March 31, 2003 and 2002.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sale proceeds and making certain minimum distributions to limited partners. In March 2002, the Managing General Partner was paid disposition fees totaling $123,015 relating to the sales of the properties related to DeAngelis Manor and Matthew XXV on March 19, 2002, which were netted from the proceeds of the sales.

                                      # # #

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations
          ------------------------------------------------


     Capital Realty Investors-IV Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section is based on the financial statements, and contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note1. of the notes to consolidated financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2002. The Partnership accounts for its investments in partnerships by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.

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

     Finally, under HUD's "Mark-up-to-Market"  program, properties with expiring
Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 contract rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined adjustment factor. The purpose of this program is to provide incentives to owners of properties with expiring Section 8 HAP contracts not to convert these properties to market rate housing.

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

     Glenridge Development Company (Glenridge Gardens), has a Section 8 HAP contract which, as extended, expires in May 2003. The Section 8 HAP contract covers 20% of the apartment units in Glenridge Gardens. See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning a possible transfer of the Partnership's interest in Glenridge Gardens to the purchase money noteholder.

     Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) has a Section 8 HAP contract which, as extended, expires in February 2004. The
Section 8 HAP contract covers 79% of the apartment units in Pilgrim Tower North. See Note 2.a. of the notes to consolidated financial statements contained in
Part I, Item 1, hereof, for information concerning a possible sale of the property owned by Pilgrim Tower North.

     As of March 31, 2003, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $2,310,525.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,490,196 as of March 31, 2003, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 15, 2003, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $18,160,081 plus aggregate accrued interest of $75,556,024 as of March 31, 2003, are payable in full upon the

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. However, see Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the outstanding accrued interest balance of the purchase money notes related to Highland Village, even though the property related to Highland Village has been sold.

     The maturity dates of the purchase money notes related to the following properties were extended during 2002, and through May 15, 2003.

                                              Original         Extended
         Property               Principal     Maturity         Maturity
         --------              -----------    --------         --------

         Pilgrim Tower East    $ 1,450,000    12/01/99         11/30/03
         Pilgrim Tower North     2,065,000    04/30/00         11/30/03

     The purchase money notes related to the following properties have matured and have not been paid or extended as of May 15, 2003.

         Property               Principal     Maturity
         --------              -----------    --------

         Crescent Gardens      $  434,000     07/31/99
         Valley View              920,000     09/01/99 (1)
         Westport Village         840,000     09/01/99 (1)
         Glenridge Gardens        640,000     01/01/03 (1)

     (1)  Extended in accordance with the forbearance agreement.

     The purchase money notes related to the following properties were paid off at a discount, were forgiven, or the collateral that secured them was transferred to the noteholders, during 2002, and through May 15, 2003.

         Property               Principal          Date           Disposition
         --------              ----------       ----------        -----------

         DeAngelis Manor       $  973,571 (1)   March 2002        Paid Off
         Matthew XXV              978,367 (1)   March 2002        Paid Off
         Lakes of Northdale     1,500,000       September 2002    (2)
         Canonsburg House       1,440,000       January 2003      Transferred
         Char House             1,430,000       January 2003      Transferred
         Liberty Tower          1,340,000       January 2003      Transferred
         Wellington Woods         485,000       January 2003      Transferred

     (1)  Remaining principal after a partial payoff.
     (2) Principal and interest were forgiven upon sale of the property related to Lakes of Northdale.

     The remaining purchase money notes mature in 2004 ($11,311,081 aggregate principal balance) and 2025 ($500,000 principal balance).

     See the notes to the consolidated financial statements contained in Part I,
Item 1, hereof, for additional information concerning these purchase money notes.

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

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 38.6%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 21 Local Partnerships in which the Partnership is invested as of March 31, 2003, the six Local Partnerships with associated purchase money notes which have matured, or which mature through March 31, 2004, and which remain unpaid or unextended as of May 15, 2003, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                              Percentage of Total       Partnership's Share of
                             Distributions Received       Income (Loss) from
     For the Year Ended      from Local Partnerships      Local Partnerships
     ------------------      -----------------------    ----------------------

     December 31, 2002                0.0%                    $ (98,638)
     December 31, 2001                0.0%                    $(245,610)

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month periods ended March 31, 2003 and 2002, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased during the three month period ended March 31, 2003, as net cash was used in operating activities and to make a payment of purchase money note principal, although no distributions had been received from Local Partnerships as of March 31, 2003. The Partnership does expect to receive cash distributions during the remainder of 2003, and expects to receive lower amounts of distributions in future years as more Section 8 HAP contracts approach expiration, and the related properties enter the Mark-to-Market program, with the resulting reduction in rental revenues.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended March 31, 2003, increased $20,834,665 from the corresponding period in 2002, primarily due to a $20,023,585 increase in gain from extinguishment of debt related to the transfer of interest in four properties in January 2003, a decrease in interest expense due to lower purchase money note balances, a loss on disposition of investment in partnership during the 2002 period but not the 2003 period, a decrease in professional fees related to attorney fees for the Natick Associates (DeAngelis Manor) and Diakonia Associates (Matthew XXV) purchase money note settlements in 2002, and nominal decreases in general and administrative expenses and amortization of deferred costs. Partially offsetting the increase in the Partnership's net income were a decrease in share of income from partnerships, and a nominal decrease in interest revenue. The decrease in share of income from partnerships was primarily a result of the inclusion of estimated income in the amount of $188,400 for the Partnership's interest in DeAngelis Manor and Matthew XXV through their dates of sale on March 19, 2002, partially offset by increased rental and other revenue at one property during the 2003 period related to an increase in HUD contract rents, decreased vacancies and grant funds received.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2003 and 2002, did not include losses of $232,900 and $224,657, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2003.


Item 3. Controls and Procedures
        -----------------------

     In April 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

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


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   Exhibits

          Exhibit No.       Description
          ----------        -----------

              99 Certification of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 2003.

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


                                  CAPITAL REALTY INVESTORS-IV LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




May 15, 2003                           by:  /s/ Michael J. Tuszka
------------                                ------------------------------------
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

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed,  based  on  our  most  recent  evaluation,  to  the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS-IV
                                      LIMITED PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



May 15, 2003                             by:  /s/ Michael J. Tuszka
------------                                  ----------------------------------
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

         5.       The  registrant's   other   certifying   officer  and  I  have
                  disclosed,  based  on  our  most  recent  evaluation,  to  the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    CAPITAL REALTY INVESTORS-IV
                                      LIMITED PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



May 15, 2003                             by:  /s/ William B. Dockser
------------                                  ----------------------------------
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