Form 10QSB
period 2003-06-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2003-08-11
CIK 740371

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

                  For the quarterly period ended June 30, 2003


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2003




                                                                          Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - June 30, 2003 and December 31, 2002...........................  1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2003 and 2002.....  2

         Consolidated Statements of Cash Flows
           - for the six months ended June 30, 2003 and 2002...............  3

         Notes to Consolidated Financial Statements
           - June 30, 2003 and 2002........................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 18

Item 3.  Controls and Procedures........................................... 22


PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities................................... 23

Item 5.  Other Information................................................. 23

Item 6.  Exhibits and Reports on Form 8-K.................................. 23

Signature.................................................................. 24

Certifications of Quarterly Report Pursuant to 18 U.S.C. Section 1350...... 25

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                        June 30,       December 31,
                                                                                          2003             2002
                                                                                      -------------    -------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $   7,423,691    $  12,763,288
Investment in partnerships held for sale or transfer ..............................       7,901,830        3,037,231
Investment in partnerships held in escrow .........................................         120,550        3,006,602
Cash and cash equivalents .........................................................       4,597,205        4,862,869
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $209,035 and $217,097, respectively ..........         236,496          259,342
Property purchase costs,
  net of accumulated amortization of $162,263 and $164,138, respectively ..........         176,394          188,018
Other assets ......................................................................              75              113
                                                                                      -------------    -------------

      Total assets ................................................................   $  20,456,241    $  24,117,463
                                                                                      =============    =============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  18,160,081    $  22,955,081
Accrued interest payable ..........................................................      77,398,195       94,373,145
Accounts payable and accrued expenses .............................................         131,809          161,982
                                                                                      -------------    -------------

      Total liabilities ...........................................................      95,690,085      117,490,208
                                                                                      -------------    -------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................      (9,746,963)      (9,746,963)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (131,427,487)    (149,566,388)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (75,233,844)     (93,372,745)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  20,456,241    $  24,117,463
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                          For the three months ended        For the six months ended
                                                                  June 30,                          June 30,
                                                        ------------------------------    ------------------------------
                                                             2003             2002            2003               2002
                                                        -------------    -------------    -------------    -------------
Share of income from partnerships ...................   $     143,748    $     624,630    $     387,269    $     802,028
                                                        -------------    -------------    -------------    -------------

Other revenue and  expenses:

  Revenue:
    Interest ........................................           9,357           18,051           19,043           32,861
    Gain from extinguishment of debt ................              --               --       21,844,501        1,944,068
                                                        -------------    -------------    -------------    -------------

                                                                9,357           18,051       21,863,544        1,976,929
                                                        -------------    -------------    -------------    -------------

  Expenses:
    Interest ........................................       1,842,170        2,498,367        3,684,340        5,148,960
    Management fee ..................................          93,750           93,750          187,500          187,500
    General and administrative ......................          65,422           66,891          160,137          164,293
    Professional fees ...............................          36,151           35,816           70,301          131,091
    Amortization of deferred costs ..................           4,817            5,814            9,634           11,629
                                                        -------------    -------------    -------------    -------------

                                                            2,042,310        2,700,638        4,111,912        5,643,473
                                                        -------------    -------------    -------------    -------------

      Total other revenue and expenses ..............      (2,032,953)      (2,682,587)      17,751,632       (3,666,544)
                                                        -------------    -------------    -------------    -------------

Net (loss) income ...................................      (1,889,205)      (2,057,957)      18,138,901       (2,864,516)

Accumulated losses, beginning of period .............    (129,538,282)    (147,782,557)    (149,566,388)    (146,975,998)
                                                        -------------    -------------    -------------    -------------

Accumulated losses, end of period ...................   $(131,427,487)   $(149,840,514)   $(131,427,487)   $(149,840,514)
                                                        =============    =============    =============    =============


Net (loss) income allocated
  to General Partners (1.51%) .......................   $     (28,527)   $     (31,075)   $     273,897    $     (43,254)
                                                        =============    =============    =============    =============

Net (loss) income allocated
  to Initial and Special Limited Partners (1.49%) ...   $     (28,149)   $     (30,664)   $     270,270    $     (42,681)
                                                        =============    =============    =============    =============

Net (loss) income allocated
  to Additional Limited Partners (97%) ..............   $  (1,832,529)   $  (1,996,218)   $  17,594,734    $  (2,778,581)
                                                        =============    =============    =============    =============

Net (loss) income per unit of Additional Limited
  Partner Interest, based on 73,500 units outstanding   $      (24.93)   $      (27.16)   $      239.38    $      (37.80)
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                               For the six months ended
                                                                                        June 30,
                                                                             ----------------------------
                                                                                 2003            2002
                                                                             ------------    ------------
Cash flows from operating activities:
  Net income (loss) ......................................................   $ 18,138,901    $ (2,864,516)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of income from partnerships ....................................       (387,269)       (802,028)
    Gain from extinguishment of debt .....................................    (21,844,501)     (1,944,068)
    Amortization of deferred costs .......................................          9,634          11,629

    Changes in assets and liabilities:
      Decrease (increase) in other assets ................................             38            (437)
      Increase in accrued interest payable ...............................      3,684,340       5,148,960
      Payment of purchase money note interest ............................        (17,502)        (26,849)
      Decrease in accounts payable and accrued expenses ..................        (30,173)        (35,053)
                                                                             ------------    ------------

        Net cash used in operating activities ............................       (446,532)       (512,362)
                                                                             ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships .............................        280,868         515,775
  Proceeds from disposition of investments in partnerships, net ..........             --       4,876,101
                                                                             ------------    ------------

        Net cash provided by investing activities ........................        280,868       5,391,876
                                                                             ------------    ------------

Cash flows from financing activities:
  Payment of purchase money note principal ...............................       (100,000)       (200,000)
  Distribution to Additional Limited Partners ............................             --        (586,896)
  Payoff of purchase money note principal and related interest ...........             --      (3,668,220)
                                                                             ------------    ------------

        Net cash used in financing activities ............................       (100,000)     (4,455,116)
                                                                             ------------    ------------

Net (decrease) increase in cash and cash equivalents .....................       (265,664)        424,398

Cash and cash equivalents, beginning of period ...........................      4,862,869       4,816,347
                                                                             ------------    ------------

Cash and cash equivalents, end of period .................................   $  4,597,205    $  5,240,745
                                                                             ============    ============



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ...............................   $     17,502    $  1,743,131
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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of June 30, 2003, and the results of its operations for the three and six months ended June 30, 2003 and 2002, and its cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the interim period ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46 in these consolidated financial statements. As of June 30, 2003, the Partnership's maximum loss exposure related to its investments in and advances to partnerships is limited to the remaining balance of $15,446,071.

     Certain reclassifications have been made to certain amounts reported for the six months ended June 30, 2002, to conform them to the amounts subsequently reported at December 31, 2002.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $18,160,081 plus aggregate accrued interest of $77,398,195 as of June 30, 2003, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. However, see the discussion relating to Highland Village, below, for information concerning the outstanding accrued interest balance of the purchase money notes related to Highland Village, even though the property related to Highland Village has been sold.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The maturity dates of the purchase money notes related to the following properties were extended during 2002, and through August 11, 2003.

                                                 Original         Extended
     Property                 Principal          Maturity         Maturity
     --------                ----------          --------         --------
     Pilgrim Tower East      $1,450,000 (1)      12/01/99         11/30/03
     Pilgrim Tower North      2,065,000          04/30/00         11/30/03

     (1)  Remaining principal after a partial payoff.

     The purchase money notes related to the following properties have matured and have not been paid or extended as of August 11, 2003.

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

     The purchase money notes related to the following properties were paid off at a discount, were forgiven, or the collateral that secured them was transferred to the noteholders, during 2002, and through August 11, 2003.

     Property                 Principal          Date              Disposition
     --------                ----------          ----              -----------
     DeAngelis Manor         $  973,571 (1)      March 2002        Paid Off
     Matthew XXV                978,367 (1)      March 2002        Paid Off
     Lakes of Northdale       1,500,000          September 2002    (2)
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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

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

     The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 21 Local Partnerships in which the Partnership is invested as of June 30, 2003, the six Local Partnerships with associated purchase money notes which have matured or which mature through June 30, 2004, and which remain unpaid or unextended as of August 11, 2003, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                              Percentage of Total        Partnership's Share of
                             Distributions Received            Loss from
     For the Year Ending     from Local Partnerships       Local Partnerships
     -------------------     -----------------------     ----------------------

     December 31, 2002                0.0%                     $ (98,637)
     December 31, 2001                0.0%                     $(245,610)


     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2003, was $1,842,170 and $3,684,340, respectively, and $2,498,367 and $5,148,960 for the three and six month periods ended June 30, 2002, respectively. The accrued interest payable on the purchase money notes of $77,398,195 and $94,373,145 as of June 30, 2003 and December 31, 2002, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

                             June 30, 2003 and 2002

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

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extends the maturity date up to July 31, 2004, subject to semi-annual interest payments, and reduces the interest rate of the First Crescent Note. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of August 11, 2003, principal and accrued interest of $434,000 and $1,343,479, respectively, were due on the Second Crescent Note. Crescent Gardens recently completed mortgage restructuring under the Mark-to-Market program, and the associated loan restructuring requirement will likely limit the sale of this property to a not-for-profit organization. It is anticipated that the property will now operate at a break-even level, and that future cash distributions are highly unlikely.

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

                             June 30, 2003 and 2002

                                   (Unaudited)


2. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                Glenridge Gardens
                                -----------------

     The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,928,809, respectively. As of August 11, 2003, principal and accrued interest of $640,000 and $3,024,599, respectively, were due. On June 16, 2000, the Partnership and noteholder agreed to extend the maturity date of the purchase money note to January 2001, in exchange for a payment which was applied to the purchase money note principal balance. Under the extension agreement, documents transferring the Partnership's interest in Glenridge Gardens to the noteholder were placed in escrow to be released to the noteholder upon a future default by the Partnership. The Partnership reached an agreement with the noteholder in which the noteholder agreed to forbear from taking any action with respect to the note through January 3, 2002, in exchange for a payment which was applied to the purchase money note principal balance. During 2002, the Partnership reached another agreement with the noteholder to extend forbearance through January 3, 2003. As of August 11, 2003, the purchase money noteholder had not taken action to transfer the Partnership's interest in Glenridge Gardens.

     Due to the possible transfer of the Partnership's interest in Glenridge Gardens to the noteholder, the net unamortized acquisition fees and property purchase costs, which totaled $36,247 at June 30, 2003, and December 31, 2002, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

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

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     As of August 11, 2003, the noteholder has not provided the required six months' notice to the Partnership of acceleration of the maturity date of the notes, and the Partnership has not removed the unpaid balance in the amount of $5,486,253 from its books, even though the nonrecourse notes are essentially worthless because the collateral that secures them (the Partnership's interest in Highland Village) has no value since Highland Village sold its only assets. As a result, the Partnership stopped accruing interest on the notes effective the date of the sale of the property on April 26, 2002. The Partnership and the noteholder are discussing an acceleration of the maturity date of the notes. Upon acceleration and resulting cancellation of the notes, gain from extinguishment of debt of $5,486,253 will be recognized by the Partnership. There is no assurance that the acceleration will occur. The sale of Highland Village resulted in a total gain of $7,380,542 for federal tax purposes in 2002.

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

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Due to the impending sale of the Partnership's interest in Pilgrim Tower East to the noteholder, the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at June 30, 2003, and December 31, 2002, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

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

     Due to the impending sale of the property related to the Partnership's investment in Pilgrim Tower North to the noteholder, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $2,344,128 and $2,391,262 at June 30, 2003, and December 31, 2002, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                   Valley View
                                   -----------

     The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $920,000 and $1,788,829, respectively. As of August 11, 2003, principal and accrued interest of $920,000 and $2,294,252, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of August 11, 2003. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by a future date to be negotiated. There is no assurance that any settlement will be finalized.

     Due to the impending transfer of the Partnership's interest in Valley View to the noteholders, the net unamortized amount of acquisition fees and property purchase costs, which totaled $37,315 at June 30, 2003 and December 31, 2002, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

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

     Due to the subsequent transfer of the Partnership's interest in Wellington Woods to the noteholders, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $606,237 at December 31, 2002, was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet.

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of August 11, 2003, principal and accrued interest of $840,000 and $2,074,232, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. A further amended complaint and motion to dismiss have been filed, but no ruling on the latest motion has been made as of August 11, 2003. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by a future date to be negotiated. There is no assurance that any settlement will be finalized.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Due to the impending transfer of the Partnership's interest in Westport Village to the noteholders, the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989 at June 30, 2003 and December 31, 2002, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

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

c.   Property matters
     ----------------

                                Campbell Terrace
                                ----------------

     As of August 11, 2003, the local managing general partner is negotiating a contract to sell the property owned by Campbell Terrace Associates (Campbell Terrace). There is no assurance that a sale of the property will occur.

     Due to the possible sale of the property related to the Partnership's investment in Campbell Terrace, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $5,517,970 at June 30, 2003, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet.

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

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Madison Square
                                 --------------

     The Local Managing General Partner of Madison Square Ltd. Dividend Housing Association (Madison Square) requested debt relief effective October 1, 2001. The property has depleted its operating cash and replacement reserve funds, therefore, the Local Managing General Partner requested from the lender that the debt payments be reduced to interest only payments until such time as the property can be sold. In December 2001, the lender approved interest only payments and a reduction in the rate for a period of five years, although this loan modification has not yet been closed. The Local Managing General Partner has been searching for a not-for-profit organization to purchase the property but has no firm offers as of August 11, 2003. As of June 30, 2003, the Partnership's remaining investment in Madison Square, which consisted of net unamortized acquisition fees and property purchase costs, was $15,031. There is no assurance that a sale of the property will occur.

                                   Matthew XXV
                                   -----------

     On March 19, 2002, the property related to Matthew XXV was sold. See Note 2.a. hereof for additional information concerning the sale.

                               Pilgrim Tower North
                               -------------------

     In January 2002, a contract for the sale of Pilgrim Tower North was signed. See Note 2.a. hereof for additional information concerning the sale. As of June 30, 2003, the Partnership's remaining investment in Pilgrim Tower North was $2,286,959. There is no assurance that a sale of the property will occur.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 21 and 26 Local Partnerships in which the Partnership was invested as of June 30, 2003 and 2002, respectively, follow. The combined statements of operations for the three and six month periods ended June 30, 2002 include information for Highland Village through the date of sale of the property in April 2002. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                For the three months ended
                                                                          June 30,
                                                 -------------------------------------------------------------
                                                            2003                               2002
                                                 --------------------------         --------------------------
                                                   Equity                             Equity
                                                   Method         Suspended           Method         Suspended
                                                 ----------      -----------        ----------       ----------
         Revenue:
           Rental                                $3,442,886       $2,820,826        $3,934,637       $3,199,020
           Other                                    199,990          127,598           319,951          203,949
                                                 ----------       ----------        ----------       ----------

             Total revenue                        3,642,876        2,948,424         4,254,588        3,402,969
                                                 ----------       ----------        ----------       ----------

         Expenses:
           Operating                              2,553,520        1,927,589         2,343,803        2,199,488
           Interest                                 367,439          546,906           611,177          634,653
           Depreciation and amortization            632,182          557,299           896,040          692,743
                                                 ----------       ----------        ----------       ----------

             Total expenses                       3,553,141        3,031,794         3,851,020        3,526,884
                                                 ----------       ----------        ----------       ----------

         Net income (loss)                       $   89,735       $  (83,370)       $  403,568       $ (123,915)
                                                 ==========       ==========        ==========       ==========

         Cash distributions                      $  225,650       $   55,218        $   90,564       $  223,908
                                                 ==========       ==========        ==========       ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                       $  225,650       $       --        $   90,564       $       --
                                                 ==========       ==========        ==========       ==========

         Cash distributions recorded
           as income                             $       --       $   55,218        $       --       $  223,908

         Partnership's share of Local
           Partnership net income                    88,530              --            400,722              --
                                                 --------------------------         --------------------------


         Share of income from partnerships                $143,748                            $624,630
                                                          ========                            ========

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                 For the six months ended
                                                                          June 30,
                                                 -------------------------------------------------------------
                                                            2003                               2002
                                                 --------------------------         --------------------------
                                                   Equity                             Equity
                                                   Method         Suspended           Method         Suspended
                                                 ----------       ----------        ----------       ---------
         Revenue:
           Rental                                $6,789,948       $5,641,650        $8,067,995       $6,398,042
           Other                                    424,632          255,197           591,074          407,900
                                                 ----------       ----------        ----------       ----------

             Total revenue                        7,214,580        5,896,847         8,659,069        6,805,942
                                                 ----------       ----------        ----------       ----------

         Expenses:
           Operating                              4,879,226        3,855,175         5,176,071        4,398,979
           Interest                                 734,877        1,093,810         1,163,793        1,269,303
           Depreciation and amortization          1,264,364        1,114,597         1,731,722        1,385,485
                                                 ----------       ----------        ----------       ----------

             Total expenses                       6,878,467        6,063,582         8,071,586        7,053,767
                                                 ----------       ----------        ----------       ----------

         Net income (loss)                       $  336,113       $ (166,735)       $  587,483       $ (247,825)
                                                 ==========       ==========        ==========       ==========

         Cash distributions                      $  225,650       $   55,218        $  291,867       $  223,908
                                                 ==========       ==========        ==========       ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                       $  225,650       $       --        $  291,867       $       --
                                                 ==========       ==========        ==========       ==========

         Cash distributions recorded
           as income                             $       --       $   55,218        $       --       $  223,908

         Partnership's share of Local
           Partnership net income                   332,051              --            582,488          (4,368)
                                                 --------------------------         --------------------------


         Share of income from partnerships                $387,269                             $802,028
                                                          ========                             ========


     Cash distributions received from Local Partnerships which have investment basis are recorded as a reduction of investments in and advances to partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships for which the Partnership's carrying value is zero (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of June 30, 2003 and 2002, the Partnership's share of cumulative losses to date for 11 and 12 of the 21 and 26 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,836,563 and $13,493,060, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $58,647 and $116,676 for the three and six month periods ended June 30, 2003 respectively, and $45,583 and $141,139 for the three and six month periods ended June 30, 2002, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended June 30, 2003 and 2002, and $187,500 for each of the six month periods ended June 30, 2003 and 2002.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sale proceeds and making certain minimum distributions to limited partners. In March 2002, the Managing General Partner was paid disposition fees totaling $123,015 relating to the sales of the DeAngelis Manor and Matthew XXV properties on March 19, 2002, which were netted from the proceeds of the sales.

                                      # # #

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations
          ------------------------------------------------


     Capital Realty Investors-IV Limited Partnership's (the Partnership) Management's Discussion and Analysis of Financial Condition and Results of Operations section is based on the consolidated financial statements, and contains information that may be considered forward looking, including statements regarding the effect of governmental regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2002. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.

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

     Mark-to-Market (M2M) implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. In some instances, a property will be able to meet its existing debt service payments after the reduction in rental income. In this case, the property may enter the M2M "Lite" program, which would not require a debt restructuring. In the remaining instances, the affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This would involve reducing the first mortgage loan balance to an amount supportable by the property's operations, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan would be converted to a non-performing but accruing (soft) second mortgage loan. When the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate. The Internal Revenue Service issued a ruling in July 1998 that concluded that the below-market rate of interest would not generate additional ordinary income. Each property subject to M2M will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time. All properties, upon entering the M2M program (excluding M2M Lite), are required to enter into an agreement restricting the property's use to affordable housing for 30 years.

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

     Glenridge Development Company (Glenridge Gardens), has a Section 8 HAP contract which, as extended, expires May 31, 2004. The Section 8 HAP contract covers 20% of the apartment units in Glenridge Gardens. See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning a possible transfer of the Partnership's interest in Glenridge Gardens to the purchase money noteholder.

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

     As of June 30, 2003, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $2,917,852 .

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,597,205 as of June 30, 2003, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 11, 2003, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $18,160,081 plus aggregate accrued interest of $77,398,195 as of June 30, 2003, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. However, see Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the outstanding accrued interest balance of the purchase money notes related to Highland Village, even though the property related to Highland Village has been sold.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


     The maturity dates of the purchase money notes related to the following properties were extended during 2002, and through August 11, 2003.

                                                 Original     Extended
         Property                  Principal     Maturity     Maturity
         --------                 -----------    --------     --------
         Pilgrim Tower East       $ 1,450,000    12/01/99     11/30/03
         Pilgrim Tower North        2,065,000    04/30/00     11/30/03

     The purchase money notes related to the following properties have matured and have not been paid or extended as of August 11, 2003.

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

     The purchase money notes related to the following properties were paid off at a discount, were forgiven, or the collateral that secured them was transferred to the noteholders, during 2002, and through August 11, 2003.

         Property                   Principal      Date             Disposition
         --------                  ----------      ----             -----------
         DeAngelis Manor           $  973,571 (1)  March 2002       Paid Off
         Matthew XXV                  978,367 (1)  March 2002       Paid Off
         Lakes of Northdale         1,500,000      September 2002   (2)
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

     See the notes to  consolidated  financial  statements  contained in Part I,
Item 1, hereof, for additional information concerning purchase money notes.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


     The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership would be deemed cancellation of indebtedness income, which would be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 21 Local Partnerships in which the Partnership is invested as of June 30, 2003, the six Local Partnerships with associated purchase money notes which have matured or which mature through June 30, 2004, and which remain unpaid or unextended as of August 11, 2003, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                             Percentage of Total        Partnership's Share of
                            Distributions Received           Loss from
     For the Year Ended     from Local Partnerships       Local Partnerships
     ------------------     -----------------------     ----------------------

     December 31, 2002               0.0%                     $ (98,637)
     December 31, 2001               0.0%                     $(245,610)

     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2003, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased during the six month period ended June 30, 2003, as net cash used in operating activities and for the payment of purchase money note principal exceeded the receipt of distributions from Local Partnerships. The primary uses of cash in operating activities were to pay purchase money note interest and to reduce accounts payable and accrued expenses. For the six month periods ended June 30, 2003 and 2002, $55,218 and $223,908, respectively, of the distributions received were from Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more
Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program, with the resulting reduction in rental revenues.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three month period ended June 30, 2003, decreased $169,000 from the corresponding period in 2002, primarily due to a decrease in interest expense due to lower purchase money note balances. Partially offsetting the improved results were a decrease in share of income from partnerships related to provisions for real estate taxes and insurance recognized at one property in 2003, but not in 2002 and a decrease in cash distributions recorded as income, and a decrease in interest revenue due to a decrease in cash and cash equivalent balances and declining interest rates.

     The Partnership recognized net income of $18,139,000 for the six month period ended June 30, 2003, compared to net loss of $2,865,000 for the corresponding period in 2002, primarily due to gain on extinguishment of debt related to the transfer of four properties in January 2003, a decrease in interest expense as discussed above, and a decrease in professional legal fees. Partially offsetting the improved results were a decrease in share of income from partnerships, and a decrease in interest revenue as discussed above. The decrease in share of income from partnerships was primarily the result of an increase in property operating expenses related to provisions for real estate taxes and insurance premiums recognized at one property in 2003, but not in 2002, and a decrease in cash distributions recorded as income. Partially offsetting the decrease in share of income from partnerships was an increase in rental income at one property due to an increase in rental rates.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2003 did not include losses of $232,903 and $465,803, respectively, compared to excluded losses of $229,024 and $453,681, for the three and six month periods ended June 30, 2002, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2003.


Item 3. Controls and Procedures
        -----------------------

     In July 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings. In addition, there have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.

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

                             Registered Tender Offer
                             -----------------------

     On June 17, 2003, Equity Resource Weston Fund (Equity) initiated a registered tender offer to purchase up to 11,025 of the outstanding Units in the Partnership at a price of $40 per Unit; the offer expired July 17, 2003. Equity is not affiliated with the Partnership or the Managing General Partners. The price offered was determined solely at the discretion of Equity and does not necessarily represent the fair market value of each Unit.

     In response to the Equity tender offer, on June 27, 2003, the Managing General Partner filed a Schedule 14D-9. In that filing, the Managing General Partner recommended that Limited Partners reject the Equity offer because it viewed the offer as inadequate.

                            Unregistered Tender Offer
                            -------------------------

     On July 31, 2003, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase no more than 4.9% (including 2,857 Units, or 3.88%, already owned by affiliates) of the outstanding Units in the Partnership at a price of $65 per Unit; the offer expires on September 30, 2003. Peachtree is not affiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit.

     The Managing General Partner did not express any opinion and remained neutral toward the unregistered tender offer for the purchase of Units described above.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   Exhibits

          Exhibit No.       Description
          ----------        -----------
              99            Certification of Periodic Financial Report
                            Pursuant to 18 U.S.C. Section 1350

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 2003.

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




August 11, 2003                        by:  /s/ Michael J. Tuszka
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


                                    CAPITAL REALTY INVESTORS-IV
                                      LIMITED PARTNERSHIP
                                    --------------------------------------------
                                    (Issuer)

                                    by:  C.R.I., Inc.
                                         ---------------------------------------
                                         Managing General Partner



August 11, 2003                          by:  /s/ Michael J. Tuszka
---------------                               ----------------------------------
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


                                 CAPITAL REALTY INVESTORS-IV
                                   LIMITED PARTNERSHIP
                                 -----------------------------------------------
                                 (Issuer)

                                 by:  C.R.I., Inc.
                                      ------------------------------------------
                                      Managing General Partner



August 11, 2003                       by:  /s/ William B. Dockser
---------------                            -------------------------------------
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