Form 10QSB
period 2003-09-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2003-11-12
CIK 740371

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

                For the quarterly period ended September 30, 2003


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

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED September 30, 2003





                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - September 30, 2003 and December 31, 2002......................   1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2003
           and 2002........................................................   2

         Consolidated Statements of Cash Flows
           - for the nine months ended September 30, 2003 and 2002.........   3

         Notes to Consolidated Financial Statements
           - September 30, 2003 and 2002...................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  18

Item 3.  Controls and Procedures...........................................  23


PART II - OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities..................................  23

Item 5.   Other Information................................................  24

Item 6.   Exhibits and Reports on Form 8-K.................................  24

Signature..................................................................  25

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                      September 30,     December 31,
                                                                                          2003             2002
                                                                                      -------------    -------------
                                                                                       (Unaudited)
Investments in and advances to partnerships .......................................   $   7,396,953    $  12,763,288
Investment in partnerships held for sale or transfer ..............................       8,128,599        3,037,231
Investment in partnerships held in escrow .........................................         120,550        3,006,602
Cash and cash equivalents .........................................................       4,430,454        4,862,869
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $211,820 and $217,097, respectively ..........         233,712          259,342
Property purchase costs,
  net of accumulated amortization of $164,295 and $164,138, respectively ..........         174,361          188,018
Other assets ......................................................................              66              113
                                                                                      -------------    -------------

      Total assets ................................................................   $  20,484,695    $  24,117,463
                                                                                      =============    =============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  18,160,081    $  22,955,081
Accrued interest payable ..........................................................      79,209,854       94,373,145
Accounts payable and accrued expenses .............................................         191,329          161,982
                                                                                      -------------    -------------

      Total liabilities ...........................................................      97,561,264      117,490,208
                                                                                      -------------    -------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................      (9,746,963)      (9,746,963)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (133,270,212)    (149,566,388)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (77,076,569)     (93,372,745)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  20,484,695    $  24,117,463
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                          For the three months ended        For the nine months ended
                                                                 September 30,                    September 30,
                                                        ------------------------------    ------------------------------
                                                             2003             2002            2003              2002
                                                        -------------    -------------    -------------    -------------
Share of income from partnerships ...................   $     215,041    $   1,571,670    $     602,310    $   2,373,698
                                                        -------------    -------------    -------------    -------------

Other revenue and  expenses:

  Revenue:
    Interest ........................................           6,358           16,774           25,401           49,635
    Gain from extinguishment of debt ................              --        4,118,220       21,844,501        6,062,288
                                                        -------------    -------------    -------------    -------------

                                                                6,358        4,134,994       21,869,902        6,111,923
                                                        -------------    -------------    -------------    -------------

  Expenses:
    Interest ........................................       1,842,170        2,182,498        5,526,510        7,331,459
    Management fee ..................................          93,750           93,750          281,250          281,250
    General and administrative ......................          89,237           76,927          249,374          241,219
    Professional fees ...............................          34,150           75,820          104,451          206,911
    Amortization of deferred costs ..................           4,817            5,641           14,451           17,270
                                                        -------------    -------------    -------------    -------------

                                                            2,064,124        2,434,636        6,176,036        8,078,109
                                                        -------------    -------------    -------------    -------------

      Total other revenue and expenses ..............      (2,057,766)       1,700,358       15,693,866       (1,966,186)
                                                        -------------    -------------    -------------    -------------

Net (loss) income ...................................      (1,842,725)       3,272,028       16,296,176          407,512

Accumulated losses, beginning of period .............    (131,427,487)    (149,840,514)    (149,566,388)    (146,975,998)
                                                        -------------    -------------    -------------    -------------

Accumulated losses, end of period ...................   $(133,270,212)   $(146,568,486)   $(133,270,212)   $(146,568,486)
                                                        =============    =============    =============    =============


Net (loss) income allocated
  to General Partners (1.51%) .......................   $     (27,825)   $      49,408    $     246,072    $       6,153
                                                        =============    =============    =============    =============

Net (loss) income allocated
  to Initial and Special Limited Partners (1.49%) ...   $     (27,457)   $      48,753    $     242,813    $       6,072
                                                        =============    =============    =============    =============

Net (loss) income allocated
  to Additional Limited Partners (97%) ..............   $  (1,787,443)   $   3,173,867    $  15,807,291    $     395,287
                                                        =============    =============    =============    =============

Net (loss) income per unit of Additional Limited
  Partner Interest, based on 73,342 units outstanding   $      (24.37)   $       43.27    $      215.53    $        5.39
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                         September 30,
                                                                                  ----------------------------
                                                                                      2003            2002
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $ 16,296,176    $    407,512

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (602,310)     (2,373,698)
    Gain from extinguishment of debt ..........................................    (21,844,501)     (6,062,288)
    Amortization of deferred costs ............................................         14,451          17,270

    Changes in assets and liabilities:
      Decrease in advances to partnerships ....................................             --          54,500
      Decrease (increase) in other assets .....................................             47             (38)
      Increase in accrued interest payable ....................................      5,526,510       7,331,459
      Payment of purchase money note interest .................................        (48,013)       (257,359)
      Increase in accounts payable and accrued expenses .......................         29,347          19,202
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (628,293)       (863,440)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        295,878       1,830,784
  Proceeds from disposition of investments in partnerships, net ...............             --       5,476,101
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................        295,878       7,306,885
                                                                                  ------------    ------------

Cash flows from financing activities:
  Payment of purchase money note principal ....................................       (100,000)     (1,900,000)
  Distribution to Additional Limited Partners .................................             --        (586,896)
  Distribution to General Partners and Initial and Special Limited Partners ...             --         (37,887)
  Payoff of purchase money note principal and related interest ................             --      (3,668,220)
                                                                                  ------------    ------------

        Net cash used in financing activities .................................       (100,000)     (6,193,003)
                                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents ..........................       (432,415)        250,442

Cash and cash equivalents, beginning of period ................................      4,862,869       4,816,347
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  4,430,454    $  5,066,789
                                                                                  ============    ============



Supplemental disclosure of cash flow information:
  Cash paid during the period for interest ....................................   $     48,013    $  1,973,642
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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of September 30, 2003, and the results of its operations for the three and nine months ended September 30, 2003 and 2002, and its cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the interim periods ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. Application of the provisions of FIN 46 to interests held in a variable interest entity or potential variable interest entity has been deferred until the end of the first interim or annual period ending after December 15, 2003, to variable interest entities or potential variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46 in these consolidated financial statements. As of September 30, 2003, the Partnership's maximum loss exposure related to its investments in and advances to partnerships is limited to the remaining balance of $15,646,102.

     Certain reclassifications have been made to certain amounts reported for the nine months ended September 30, 2002, to conform them to the amounts subsequently reported at December 31, 2002.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $18,160,081 plus aggregate accrued interest of $79,209,854 as of September 30, 2003, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity. However, see the discussion relating to Highland Village, below, for information concerning the outstanding accrued interest balance of the purchase money notes related to Highland Village, even though the property related to Highland Village has been sold.

     The maturity dates of the purchase money notes related to the following properties were extended during 2002, and through November 11, 2003.



                                                                  Original             Extended
         Property                           Principal             Maturity             Maturity
         --------                           ----------            ---------            ---------
         Pilgrim Tower East                 $1,450,000 (1)         12/01/99             11/30/03 (2)
         Pilgrim Tower North                 2,065,000             04/30/00             11/30/03 (2)


     (1)  Remaining principal after a partial payoff.
     (2) See below for further information concerning the maturities of the purchase money notes related to Pilgrim Tower East and Pilgrim Tower North.

     The purchase money notes related to the following properties have matured and have not been paid or extended as of November 11, 2003.

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

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     The purchase money notes related to the following properties were paid off at a discount, were forgiven, or the collateral that secured them was transferred to the noteholders, during 2002, and through November 11, 2003.



         Property                           Principal                  Date             Disposition
         --------                           ----------             --------------       -----------
         DeAngelis Manor                    $  973,571 (1)         March 2002           Paid Off
         Matthew XXV                           978,367 (1)         March 2002           Paid Off
         Lakes of Northdale                  1,500,000             September 2002       (2)
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

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 21 Local Partnerships in which the Partnership is invested as of September 30, 2003, the ten Local Partnerships with associated purchase money notes which have matured or which mature through September 30, 2004, and which remain unpaid or unextended as of November 11, 2003, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.


                                            Percentage of Total            Partnership's Share of
                                           Distributions Received            Income (Loss) from
             For the Year Ending           from Local Partnerships           Local Partnerships
             -------------------           -----------------------         ----------------------
             December 31, 2002                      0.8%                        $  35,702
             December 31, 2001                     34.1%                        $(538,256)


     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2003, was $1,842,170 and $5,526,510, respectively, and $2,182,498 and $7,331,459 for the three and nine month periods ended September 30, 2002, respectively. The accrued interest payable on the purchase money notes of $79,209,854 and $94,373,145 as of September 30, 2003, and December 31, 2002, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                 Canonsburg House, Char House, and Liberty Tower
                 -----------------------------------------------

     The Partnership defaulted on its six purchase money notes related to Canonsburg Housing Associates Limited Partnership (Canonsburg House), Char House Highrise Association Limited Partnership (Char House), and Liberty Tower Associates Limited Partnership (Liberty Tower) on December 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $4,510,000 and $12,951,810, respectively. As of January 6, 2003, remaining principal and accrued interest of $4,210,000 and $17,395,304, respectively, were due. The Partnership tried to negotiate to extend the maturity date of the purchase money notes for up to five years. However, on September 8, 2000, the Partnership received service of three suits by the noteholder of one of the notes with respect to each of the three partnerships for foreclosure on

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

the Partnership's interests. The Partnership filed its answers on October 24, 2000, although it continued to negotiate with the plaintiff. The Partnership entered into a settlement agreement on October 22, 2001, pursuant to which it obtained an extension of the maturity date of the three larger notes to January 2003. Under the extension agreement, documents transferring the Partnership's interests in Canonsburg House, Char House and Liberty Tower to the noteholder were placed in escrow to be released to the noteholder upon the earlier of occurrence of a future default by the Partnership on the purchase money notes or January 4, 2003. In January 2003, the Partnership's interests in these three Local Partnerships, relating to purchase money notes in the aggregate amounts of $1,176,151, $534,201 and $1,175,700, respectively, were transferred to the noteholder. The transfer of the Partnership's interests in these three Local Partnerships resulted in gain from extinguishment of debt for financial statement purposes of $18,684,319 in 2003, and in total gain for federal tax purposes of $20,551,401 in 2003.

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

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extends the maturity date up to July 31, 2004, subject to semi-annual interest payments, and reduces the interest rate of the First Crescent Note. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of November 11, 2003, principal and accrued interest of $434,000 and $1,347,512, respectively, were due on the Second Crescent Note. Crescent Gardens recently completed mortgage restructuring under the Mark-to-Market program, and the associated loan restructuring requirement will likely limit the sale of this property to a not-for-profit organization. It is anticipated that the property will now operate at a break-even level, and that future cash distributions are highly unlikely.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

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

                                Glenridge Gardens
                                -----------------

     The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,928,809, respectively. As of November 11, 2003, principal and accrued interest of $640,000 and $3,103,398, respectively, were due. On June 16, 2000, the Partnership and noteholder agreed to extend the maturity date of the purchase money note to January 2001, in exchange for a payment which was applied to the purchase money note principal balance. Under the extension agreement, documents transferring the Partnership's interest in Glenridge Gardens to the noteholder were placed in escrow to be released to the noteholder upon a future default by the Partnership. The Partnership reached an agreement with the noteholder in which the noteholder agreed to forbear from taking any action with respect to the note through January 3, 2002, in exchange for a payment which was applied to the purchase money note principal balance. During 2002, the Partnership reached another agreement with the noteholder to extend forbearance through January 3, 2003. As of November 11, 2003, the purchase money noteholder had not taken action to transfer the Partnership's interest in Glenridge Gardens.

     Due to the possible transfer of the Partnership's interest in Glenridge Gardens to the noteholder, the net unamortized acquisition fees and property purchase costs, which totaled $36,247 at September 30, 2003, and December 31, 2002, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

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

     As of November 11, 2003, the noteholder has not provided the required six months' notice to the Partnership of acceleration of the maturity date of the notes, and the Partnership has not removed the unpaid balance in the amount of $5,486,253 from its books, even though the nonrecourse notes are essentially worthless because the collateral that secures them (the Partnership's interest in Highland Village) has no value since Highland Village sold its only assets. As a result, the Partnership stopped accruing interest on the notes effective the date of the sale of the property on April 26, 2002. The Partnership and the noteholder had been discussing an acceleration of the maturity date of the notes. Upon acceleration and resulting cancellation of the notes, gain from extinguishment of debt of $5,486,253 will be recognized by the Partnership. There is no assurance that the acceleration will occur. The sale of Highland Village resulted in a total gain of $7,380,542 for federal tax purposes in 2002.

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

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower East Associates Limited Partnership (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. The Partnership and the noteholder have signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the principal and accrued interest outstanding on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003, and in exchange for an extension of the maturity date to November 30, 2003. There is no assurance that a sale of the Partnership's interest in Pilgrim Tower East will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     Due to the impending sale of the Partnership's interest in Pilgrim Tower East to the noteholder, the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at September 30, 2003, and December 31, 2002, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                               Pilgrim Tower North
                               -------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) on April 30, 2000, when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $18,922,763, respectively. The Partnership signed a contract with the noteholder which allows the noteholder to purchase the property in exchange for the principal and accrued interest outstanding on the purchase money note and assumption or prepayment by the noteholder of the mortgage note, the flexible subsidy note and all related debt associated with the property. In addition, in exchange for the noteholder's forbearance to November 30, 2003, the Partnership made a principal payment applied to the note in January 2002. There is no assurance that a sale of the property will occur.

     Due to the impending sale of the property related to the Partnership's investment in Pilgrim Tower North to the noteholder, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $2,320,560 and $2,391,262 at September 30, 2003, and December 31, 2002, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                   Valley View
                                   -----------

     The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $920,000 and $1,788,829, respectively. As of November 11, 2003, principal and accrued interest of $920,000 and $2,326,596, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. Further cross- motions were heard, but there has not been any action since 2000. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by a future date to be negotiated. There is no assurance that any settlement will be finalized.

     Due to the impending transfer of the Partnership's interest in Valley View to the noteholders, the net unamortized amount of acquisition fees and property purchase costs, which totaled $37,315 at September 30, 2003, and December 31, 2002, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

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

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of November 11, 2003, principal and accrued interest of $840,000 and $2,103,551, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. Further cross- motions were heard, but there has not been any action since 2000. The Partnership and the noteholders have agreed in principle that the Partnership will deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by a future date to be negotiated. There is no assurance that any settlement will be finalized.

     Due to the impending transfer of the Partnership's interest in Westport Village to the noteholders, the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989 at September 30, 2003, and December 31, 2002, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

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

c.   Property matters
     ----------------

                                Campbell Terrace
                                ----------------

     As of November 11, 2003, the local managing general partner is negotiating a contract to sell the property owned by Campbell Terrace Associates (Campbell Terrace). There is no assurance that a sale of the property will occur.

     Due to the possible sale of the property related to the Partnership's investment in Campbell Terrace, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $5,768,307 at September 30, 2003, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

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

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 Madison Square
                                 --------------

     The Local Managing General Partner of Madison Square Ltd. Dividend Housing Association (Madison Square) requested debt relief effective October 1, 2001. The property has depleted its operating cash and replacement reserve funds, therefore, the Local Managing General Partner requested from the lender that the debt payments be reduced to interest only payments until such time as the property can be sold. In December 2001, the lender approved interest only payments and a reduction in the rate for a period of five years, although this loan modification has not yet been closed. The Local Managing General Partner has been searching for a not-for-profit organization to purchase the property but has no firm offers as of November 11, 2003. As of September 30, 2003, the Partnership's remaining investment in Madison Square, which consisted of net unamortized acquisition fees and property purchase costs, was $15,031. There is no assurance that a sale of the property will occur.

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

                               Pilgrim Tower North
                               -------------------

     In January 2002, a contract for the sale of Pilgrim Tower North was signed. See Note 2.a. hereof for additional information concerning the sale. As of September 30, 2003, the Partnership's remaining investment in Pilgrim Tower North was $2,320,560 and the Partnership believes that it is fully realizable. There is no assurance that a sale of the property will occur.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 21 and 25 Local Partnerships in which the Partnership was invested as of September 30, 2003 and 2002, respectively, follow. The combined statements of operations include information for six Local Partnerships through their respective dates of sale or transfer in April 2002 (1), September 2002 (1), and January 2003 (4). The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               For the three months ended
                                                                     September 30,
                                                ------------------------------------------------------------
                                                           2003                             2002
                                                --------------------------       ---------------------------
                                                  Equity                           Equity
                                                  Method        Suspended          Method         Suspended
                                                ----------      ----------       ----------       ----------
         Number of Local Partnerships               10              11               15               12
                                                    ==              ==               ==               ==

         Revenue:
           Rental                               $3,516,083      $2,826,310       $4,116,736       $3,199,022
           Other                                   184,706         129,126          308,495          203,946
                                                ----------      ----------       ----------       ----------

             Total revenue                       3,700,789       2,955,436        4,425,231        3,402,968
                                                ----------      ----------       ----------       ----------

         Expenses:
           Operating                             2,483,511       1,939,467        2,473,759        2,199,487
           Interest                                367,437         546,902          445,249          634,648
           Depreciation and amortization           632,180         557,297          725,026          692,737
                                                ----------      ----------       ----------       ----------

             Total expenses                      3,483,128       3,043,666        3,644,034        3,526,872
                                                ----------      ----------       ----------       ----------

         Net income (loss)                      $  217,661      $  (88,230)      $  781,197       $ (123,904)
                                                ==========      ==========       ==========       ==========

         Cash distributions                     $   15,010      $       --       $1,315,011 (1)   $       --
                                                ==========      ==========       ==========       ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                      $   15,010      $       --       $  516,490       $       --
                                                ==========      ==========       ==========       ==========

         Cash distributions recorded
           as income                            $       --      $       --       $  798,521 (2)   $       --

         Partnership's share of Local
           Partnership net income (loss)           215,041             --           773,149              --
                                                -------------------------        --------------------------

         Share of income from partnerships               $215,04                          $1,571,670
                                                         =======                          ==========


     (1) Includes cash proceeds of $1,300,000 from the sale of the Highland Village.
     (2) Represents cash proceeds in excess of basis from the sale of Highland Village.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                                                For the nine months ended
                                                                      September 30,
                                                -------------------------------------------------------------
                                                           2003                            2002
                                                --------------------------      -----------------------------
                                                  Equity                          Equity
                                                  Method        Suspended         Method           Suspended
                                                ----------      ----------      ----------        -----------
         Number of Local Partnerships               10              11              15                12
                                                    ==              ==              ==                ==

         Revenue:
           Rental                               $10,306,031     $8,467,960      $12,184,731       $ 9,597,064
           Other                                    609,338        384,323          899,569           611,846
                                                -----------     ----------      -----------       -----------

             Total revenue                       10,915,369      8,852,283       13,084,300        10,208,910
                                                -----------     ----------      -----------       -----------

         Expenses:
           Operating                              7,362,737      5,794,642        7,649,830         6,598,466
           Interest                               1,102,314      1,640,712        1,609,042         1,903,951
           Depreciation and amortization          1,896,544      1,671,894        2,456,748         2,078,222
                                                -----------     ----------      -----------       -----------

             Total expenses                      10,361,595      9,107,248       11,715,620        10,580,639
                                                -----------     ----------      -----------       -----------

         Net income (loss)                      $   553,774     $ (254,965)     $ 1,368,680       $  (371,729)
                                                ===========     ==========      ===========       ===========

         Cash distributions                     $   240,660     $   55,218      $ 1,606,876 (1)   $   223,908
                                                ===========     ==========      ===========       ===========

         Cash distributions recorded
           as reduction of investments
           in partnerships                      $   240,660     $       --      $   808,355       $        --
                                                ===========     ==========      ===========       ===========

         Cash distributions recorded
           as income                            $        --     $   55,218      $   798,521 (2)   $   223,908

         Partnership's share of Local
           Partnership net income (loss)            547,092            --         1,355,637          (4,368)
                                                -------------------------       ---------------------------

         Share of income from partnerships               $602,31                          $2,373,698
                                                         =======                          ==========


     (1) Includes cash proceeds of $1,300,000 from the sale of the Highland Village.
     (2) Represents cash proceeds in excess of basis from the sale of Highland Village.


     Cash distributions received from Local Partnerships which have investment basis are recorded as a reduction of investments in and advances to partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships for which the Partnership's carrying value is zero (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of September 30, 2003 and 2002, the Partnership's share of cumulative losses to date for 11 and 10 of the 21 and 25 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $9,924,345 and $9,644,894, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $45,752 and $162,427 for the three and nine month periods ended September 30, 2003 respectively, and $44,729 and $185,868 for the three and nine month periods ended September 30, 2002, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended September 30, 2003 and 2002, and $281,250 for each of the nine month periods ended September 30, 2003 and 2002.

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

     Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) has a Section 8 HAP contract which, as extended, expires February 29, 2004. The
Section 8 HAP contract covers 79% of the apartment units in Pilgrim Tower North. See Note 2.a. of the notes to consolidated financial statements contained in
Part I, Item 1, hereof, for information concerning a possible sale of the property owned by Pilgrim Tower North.

     Tradewinds West Limited Dividend Housing  Association  (Tradewinds),  has a
Section 8 HAP contract which, as extended, expires April 30, 2004. The Section 8 HAP contract covers 43% of the apartment units in Tradewinds. It is anticipated that Tradewinds will extend its Section 8 HAP contract for a one-year period at expiration.

     Glenridge Development Company (Glenridge Gardens) has a Section 8 HAP contract which, as extended, expires May 31, 2004. The Section 8 HAP contract covers 20% of the apartment units in Glenridge Gardens. See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning a possible transfer of the Partnership's interest in Glenridge Gardens to the purchase money noteholder.

     Naperville Housing Partners (Fairway Park) has a Section 8 HAP contract which expires June 30, 2004. The Section 8 HAP contract covers 20% of the apartment units in Fairway Park. Fairway Park is evaluating what course of action it will pursue upon expiration of its Section 8 HAP contract.

     As of September 30, 2003, the carrying amount of the Partnership's investments in and advances to Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $3,054,786.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,430,454 as of September 30, 2003, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 11, 2003, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $18,160,081 plus aggregate accrued interest of $79,209,854 as of September 30, 2003, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity. However, see Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the outstanding accrued interest balance of the purchase money notes related to Highland Village, even though the property related to Highland Village has been sold.

     The maturity dates of the purchase money notes related to the following properties were extended during 2002, and through November 11, 2003.



                                                                   Original             Extended
         Property                            Principal             Maturity             Maturity
         --------                           -----------            --------             --------
         Pilgrim Tower East                 $ 1,450,000 (1)        12/01/99             11/30/03 (2)
         Pilgrim Tower North                  2,065,000            04/30/00             11/30/03 (2)



     (1)  Remaining principal after a partial payoff.
     (2) See below for further information concerning the maturities of the purchase money notes related to Pilgrim Tower East and Pilgrim Tower North.

     The purchase money notes related to the following properties have matured and have not been paid or extended as of November 11, 2003.

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

     The purchase money notes related to the following properties were paid off at a discount, were forgiven, or the collateral that secured them was transferred to the noteholders, during 2002, and through November 11, 2003.


         Property                            Principal                 Date             Disposition
         --------                           -----------            --------------       -----------
         DeAngelis Manor                    $  973,571 (1)         March 2002           Paid Off
         Matthew XXV                           978,367 (1)         March 2002           Paid Off
         Lakes of Northdale                  1,500,000             September 2002       (2)
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

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 21 Local Partnerships in which the Partnership is invested as of September 30, 2003, the ten Local Partnerships with associated purchase money notes which have matured or which mature through September 30, 2004, and which remain unpaid or unextended as of November 11, 2003, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


                                            Percentage of Total            Partnership's Share of
                                           Distributions Received            Income (Loss) from
             For the Year Ended            from Local Partnerships           Local Partnerships
             ------------------            -----------------------         ----------------------
             December 31, 2002                       0.8%                        $  35,702
             December 31, 2001                      34.1%                        $(538,256)



     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2003, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $432,415 during the nine month period ended September 30, 2003, as net cash used in operating activities and for the payment of purchase money note principal exceeded the receipt of distributions from Local Partnerships. The primary uses of cash in operating activities were to pay purchase money note interest, management and professional fees, and general and administrative expenses. For the nine months ended September 30, 2003, $55,218 of the distributions received were from Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program with the resulting reduction in rental revenues.

     The Partnership has reviewed its operations for 2003 and its anticipated future cash requirements, and has determined that it will not make any distribution to Limited Partners during 2003. The Managing General Partner intends to retain all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships, and for operating cash reserves.

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss of $1,842,725 for the three month period ended September 30, 2003, compared to net income of $3,272,028 for the corresponding period in 2002, primarily due to a decrease in gain from extinguishment of debt, a decrease in share of income from partnerships, an increase in general and administrative expenses due to higher reimbursed payroll costs, and a decrease in interest revenue due to declining interest rates. Partially offsetting the net loss were a decrease in interest expense due to lower purchase money note balances, a decrease in professional legal fees, and a nominal decrease in amortization of deferred costs. The decrease in share of income from partnerships was primarily the result of a $1,300,000 distribution from the sale of Highland Village in 2002.

     The Partnership's net income for the nine month period ended September 30, 2003, increased $15,888,664 from the corresponding period in 2002, primarily due to an increase in gain from extinguishment of debt, a decrease in interest expense as discussed above, a decrease in professional fees, and a nominal decrease in amortization of deferred costs. Partially offsetting the increase in net income were a decrease in share of income from partnerships, a decrease in interest revenue as discussed above, and a nominal increase in general and administrative expenses. The decrease in share of income from partnerships was the net result of: (i) a $1,300,000 distribution from the sale of Highland Village in 2002; (ii) increases in operating expenses at properties related to five Local Partnerships; (iii) increases in rental revenues at properties related to two Local Partnerships; (iv) decreases in interest income at properties related to two Local Partnerships; (v) decreases in cash distributions recorded as income from four Local Partnerships for which the partnership's carrying value is zero (equity method suspended); and (vi) the cessation of losses from three Local Partnerships whose related interests were transferred in January 2003.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis
        ------------------------------------
          of Financial Condition and Results of Operations - Continued
          ------------------------------------------------


     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2003, did not include losses of $251,095 and $716,898, respectively, compared to excluded losses of $169,901 and $623,582, for the three and nine month periods ended September 30, 2002, respectively.

     No other significant changes in the Partnership's operations have taken place during the nine month period ended September 30, 2003.


Item 3. Controls and Procedures
        -----------------------

     In October 2003, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2003 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities
        -------------------------------

     See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.

Part II. OTHER INFORMATION
Item 5. Other Information
        -----------------


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

                            Unregistered Tender Offer
                            -------------------------

     On July 31, 2003, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase no more than 4.9% (including 2,857 Units, or 3.88%, already owned by Peachtree affiliates) of the outstanding Units in the Partnership at a price of $65 per Unit; the offer expired on September 30, 2003. Peachtree is not affiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit.

     The Managing General Partner did not express any opinion and remained neutral toward the unregistered tender offer for the purchase of Units described above.


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     a.   Exhibits

          Exhibit No.  Description
          -----------  -----------

            31.1 Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32 Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C.
                       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended September 30, 2003.

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




November 11, 2003                      by:  /s/ Michael J. Tuszka
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