Form 10KSB
period 2003-12-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2004-03-30
CIK 740371

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

                   For the fiscal year ended December 31, 2003


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

                        UNITS OF LIMITED PARTNER INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $22,544,739.

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

                        2003 ANNUAL REPORT ON FORM 10-KSB

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


                                     PART II

Item 5.  Market for the Registrant's Partnership Interests
           and Related Partnership Matters .............................. II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... II-2
Item 7.  Financial Statements............................................ II-8
Item 8.  Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure........................ II-8


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.............. III-1
Item 10. Executive Compensation.......................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management.. III-2
Item 12. Certain Relationships and Related Transactions.................. III-3
Item 13. Exhibits and Reports on Form 8-K................................ III-3
Item 14. Control and Procedures.......................................... III-4
Item 15. Principal Accountant Fees and Services.......................... III-5

Signatures............................................................... III-6

Financial Statements..................................................... III-8

                                     PART I
                                     ------


ITEM 1. BUSINESS
        --------

     Capital Realty Investors-IV Limited Partnership (the Partnership) is a limited partnership formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983. On June 13, 1984, the Partnership commenced offering 75,000 units of additional limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Partnership closed the offering on August 31, 1984, at which time 73,500 units of additional limited partnership interest had become subscribed. As of December 31, 2003, 158 units of additional limited partner interest had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in 47 Local Partnerships. As of December 31, 2003, the Partnership retained investments in 21 Local Partnerships. Each of these Local Partnerships owns and operates a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex. The original objectives of these investments, not necessarily in order of importance, were to:

     (i)  preserve and protect the Partnership's capital;
     (ii) provide, during the early years of the Partnership's operations, current tax benefits to the partners in the form of tax losses which the partners could use to offset income from other sources;
     (iii)provide capital appreciation through increases in the value of the Partnership's investments and increased equity through periodic payments on the indebtedness on the apartment complexes; and
     (iv) provide cash distributions from sale or refinancing of the Partnership's investments and, on a limited basis, from rental operations.

See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or subsidies, and, who generally remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for maintaining, operating and managing the projects. However, in the event of death or non-compliance with the Local Partnerships' partnership agreements, the local general partner may be removed and replaced with another local general partner or with an affiliate of the Partnership's Managing General Partner.

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 44 (19 remaining as of December 31,
2003)  Local  Partnerships.  As  a  limited  partner,  the  Partnership's  legal liability for obligations of the Local Partnerships is limited to its investment. In three (two remaining as of December 31, 2003) Local Partnerships which are general partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships. In all cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the 21 Local Partnerships and the two intermediary partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     Although each of the Local Partnerships in which the Partnership invested owns an apartment complex that must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the Managing General Partner believes there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership, except in specific circumstances as described in Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2003, follows.

                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)


                                                                                                   Units
                           Mortgage                                                            Authorized for      Expiration
 Name and Location        Payable at          Financed and/or Insured           Number of        Low Income            of
of Apartment Complex     12/31/03 (2)         and/or Subsidized Under          Rental Units      Subsidies        HAP Contract
--------------------     ------------      -----------------------------       ------------    -------------      -------------
Asbury Tower             $5,890,232        New Jersey Housing and                   350              139            01/01/07
 Asbury Park, NJ                            Mortgage Finance Agency
                                            (NJHMFA)/236

Campbell Terrace          7,711,635        Illinois Housing Development             249              248            05/31/15
 Chicago, IL                                Authority (IHDA)

Cedar Point               1,957,852        IHDA/236                                 160               --               --
 Springfield, IL

Chippewa County           1,385,005        Wisconsin Housing and Economic           109              109            07/14/17
 Chippewa Falls, WI                         Development Authority (WHEDA)

Clearfield Hills II       1,382,046        Conventional                              76               --               --
 Clearfield, UT

Crescent Gardens          1,552,929        GMAC/Federal Housing                     100              100            05/10/21 (4)
 Wilson, NC                                 Administration (FHA)

Fairway Park Apts.        7,007,077        IHDA                                     210               42            06/30/04 (5)
 Naperville, IL

Glenridge Gardens         1,850,553        HUD/236                                  120               24            05/31/04 (3)(6)
 Augusta, ME

Hale Ohana                1,451,761        USDA-Rural Development                    30               --               --
 Koloa, Kauai, HI                           (USDA-RD)/515

Harborview Apartments     3,664,453        HUD/101                                  300              299            05/31/05
 St. Croix,
 U.S. Virgin Islands


                                   (continued)

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued


                                                                                   Units
    Mortgage                                                                   Authorized for                      Expiration
 Name and Location        Payable at          Financed and/or Insured           Number of        Low Income            of
of Apartment Complex     12/31/03 (2)         and/or Subsidized Under          Rental Units      Subsidies        HAP Contract
--------------------     ------------      -----------------------------       ------------    -------------      -------------
Jewish Federation        $ 3,377,375       NJHMFA/236                               144              144            11/28/18
 Cherry Hill, NJ

Madison Square             3,691,928       Michigan State Housing Devel-            133              133            06/30/14
 Grand Rapids, MI                           opment Authority

Mary Allen West Tower      1,600,000       City of Galesburg                        154              153            03/01/09
 Galesburg, IL

Northridge Park            5,746,314       California Housing Finance               104               --               --
 Salinas, CA                                Agency (CHFA)

Pilgrim Tower East         4,909,409       CHFA                                     158              157            10/17/24
 Pasadena, CA

Pilgrim Tower North        4,245,842       FHA/236                                  258              205            02/29/05 (3)
 Pasadena, CA

Riverview Manor              987,232       WHEDA                                     76               76            08/15/12
 Fort Atkinson, WI

Thornwood House            2,872,907       IHDA/236                                 183               --               --
 University Park, IL

Tradewinds Terrace         1,146,357       FHA/236                                  122               52            04/30/04 (3)(5)
 Traverse City, MI

Valley View                2,107,065       IHDA/236                                 179               --               --
 Rockford, IL

Westport Village           1,383,598       IHDA/236                                 121               --               --
 Freeport, IL
                         -----------                                              -----            -----

Totals 21                $65,921,570                                              3,336            1,881
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

                                   (continued)

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued

                                                                                          Average Effective Annual
                                          Units Occupied As                                    Rental Per Unit
                                      Percentage of Total Units                              for the Years Ended
                                          As of December 31,                                     December 31,
 Name and Location             ------------------------------------      -------------------------------------------------------
of Apartment Complex           2003    2002    2001   2000     1999        2003        2002        2001        2000       1999
--------------------           ----    ----    ----   ----     ----      -------     -------     -------     -------     -------
Asbury Tower                    100%     95%     96%    97%      97%     $ 7,309     $ 6,944     $ 6,560     $ 6,335     $ 6,299
 Asbury Park, NJ

Campbell Terrace                100%    100%    100%    99%     100%      13,956      13,474      13,178      12,731      12,311
 Chicago, IL

Cedar Point                      96%     98%     99%    97%      95%       6,382       5,320       5,086       4,806       4,674
 Springfield, IL

Chippewa County                  90%     82%     85%    95%      87%       5,149       4,863       4,880       4,999       5,219
 Chippewa Falls, WI

Clearfield Hills II              96%     99%     99%    96%     100%       6,042       6,160       5,481       5,594       5,204
 Clearfield, UT

Crescent Gardens                 98%     98%    100%    95%     100%       4,409       4,277       4,866       4,983       4,976
 Wilson, NC

Fairway Park Apt.                96%     92%     91%    99%      95%       9,373       9,854      10,055       9,422       9,736
 Naperville, IL

Glenridge Gardens                95%     93%     93%    93%      97%       5,531       5,369       4,863       5,035       4,893
 Augusta, ME

Hale Ohana                       90%     99%    100%   100%     100%       8,066       7,939       8,143       8,598       8,633
 Koloa, Kauai, HI

Harborview Apartments            92%     99%     97%    96%      98%      10,224       9,445       8,303       8,286       8,338
 St. Croix,
 U.S. Virgin Islands

Jewish Federation                99%     99%     99%    98%      97%       9,653       9,587       9,686       9,466       9,566
 Cherry Hill, NJ


                                   (continued)

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued

                                                                                     Average Effective Annual
                                          Units Occupied As                               Rental Per Unit
                                      Percentage of Total Units                         for the Years Ended
                                         As of December 31,                                  December 31,
 Name and Location             ------------------------------------      -------------------------------------------------------
of Apartment Complex           2003    2002    2001   2000     1999        2003        2002        2001        2000       1999
--------------------           ----    ----    ----   ----     ----      -------     -------     -------     -------     -------
Madison Square                   96%     97%     96%    93%      95%     $ 7,486     $ 7,226     $ 7,234     $ 7,337     $ 7,262
 Grand Rapids, MI

Mary Allen West Tower            94%     99%     99%    99%     100%       5,822       6,076       6,103       6,090       6,101
 Galesburg, IL

Northridge Park                  93%     97%     99%    90%      93%      10,942      11,863      11,675      10,576      10,123
 Salinas, CA

Pilgrim Tower East               99%     99%    100%   100%     100%       9,091       9,003       8,726       8,709       8,748
 Pasadena, CA

Pilgrim Tower North              98%    100%    100%    99%     100%       5,739       5,607       5,393       5,178       4,764
 Pasadena, CA

Riverview Manor                  96%     86%     79%    86%      85%       5,507       5,341       4,948       4,684       5,033
 Fort Atkinson, WI

Thornwood House                  96%     96%     93%   100%      95%       7,215       5,527       5,391       5,154       5,017
 University Park, IL

Tradewinds Terrace               97%     96%     97%    95%      93%       5,327       5,617       5,537       5,035       4,920
 Traverse City, MI

Valley View                      93%     93%    100%    94%      94%       4,846       4,902       4,717       4,551       4,374
 Rockford, IL

Westport Village                 79%     80%     83%    83%      95%       4,101       4,219       4,204       4,299       4,609
 Freeport, IL
                               ----    ----    ----   ----     ----      -------     -------     -------     -------     -------

Totals(7) 21                     95%     95%     95%    95%      96%     $ 7,246     $ 7,077     $ 6,906     $ 6,756     $ 6,705
                               ====    ====    ====   ====     ====      =======     =======     =======     =======     =======


     (1) All properties are multifamily housing complexes. No single tenant/resident rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
     (2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2003.
     (3) The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.
     (4) Mortgage loan restructuring under Mark-to-Market program completed in August 2001, at which time the Section 8 HAP contract was extended until May 10, 2021.
     (5) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration in 2004.
     (6) The Partnership's interest in this Local Partnership was transferred in February 2004.
     (7) The totals for the percentage of units occupied and the average annual rental per unit are based on a simple average.


     In January 2002, a contract for the sale of the property related to Pilgrim Tower North was signed. See the notes to consolidated financial statements for additional information concerning the possible sale.

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

     In February 2002, a contract for the sale of the Partnership's interest in Pilgrim Tower East was signed. See the notes to consolidated financial statements for additional information concerning the possible sale.

     In March 2002, the property related to Matthew XXV was sold. See the notes to consolidated financial statements for additional information concerning the sale.

     In March 2002, the property related to DeAngelis Manor was sold. See the notes to consolidated financial statements for additional information concerning the sale.

     In April 2002, the property related to Highland Village was sold. See the notes to consolidated financial statements for additional information concerning the sale.

     In September 2002, the property related to Lakes of Northdale was sold. See the notes to consolidated financial statements for additional information concerning the sale.

     In January 2003, the Partnership's interests in Canonsburg, Char House and Liberty Towers were transferred to a purchase money noteholder. See the notes to consolidated financial statements for additional information concerning the transfers.

     In January 2003, the Partnership's interest in Wellington Woods was transferred to the purchase money noteholders. See the notes to consolidated financial statements for additional information concerning the transfer.

     In February 2004, the Partnership's interest in Glenridge Gardens was transferred to the purchase money noteholder. See the notes to consolidated financial statements for additional information concerning the transfer.


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

                                     PART I
                                     ------


ITEM 3. LEGAL PROCEEDINGS - Continued
        -----------------

     In September 2000, one of the purchase money noteholders with respect to the Canonsburg House, Char House and Liberty Tower Local Partnerships sued the Partnership and its affiliate, C.R.H.C., Incorporated (CRHC), for foreclosure of their respective interests in the three Local Partnerships. The suits were settled in October 2001, pursuant to which the purchase money notes were extended until January 2003, and assignments of the Partnership's and CRHC's interests in the three Local Partnerships were placed in escrow. The assignments were delivered from escrow in January 2003.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II
                                     -------


ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
        -------------------------------------------------
          AND RELATED PARTNERSHIP MATTERS
          -------------------------------

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

                             Registered Tender Offer
                             -----------------------

          On June 17, 2003, Equity Resource Weston Fund (Equity) initiated a registered tender offer to purchase up to 11,025 of the outstanding Units in the Partnership at a price of $40 per Unit; the offer expired July 17, 2003. Equity is not affiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Equity and does not necessarily represent the fair market value of each Unit.

          In response to the Equity tender offer, on June 27, 2003, the Managing General Partner filed a Schedule 14D-9. In that filing, the Managing General Partner recommended that Limited Partners reject the Equity offer because it viewed the offer as inadequate.

                            Unregistered Tender Offer
                            -------------------------

          On July 31, 2003, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase no more than 4.9% (including 2,857 Units, or 3.88%, already owned by Peachtree affiliates) of the outstanding Units in the Partnership at a price of $65 per Unit; the offer expired September 30, 2003. Peachtree is not affiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit.

          The Managing General Partner did not express any opinion and remained neutral toward the unregistered tender offer for the purchase of Units described above.

     (b) As of March 30, 2004, there were approximately 5,300 registered holders of Units in the Partnership.

     (c) On June 28, 2002, the Partnership made a cash distribution of $586,896 ($8.00 per Unit) to Additional Limited Partners who were holders of record as of June 1, 2002. The distribution was a result of the sales of the properties related to DeAngelis Manor and Matthew XXV. On September 11, 2002, the Partnership made a cash distribution of $37,857 to the General Partners and Initial and Special Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. A review of the Partnership Agreement indicated that these amounts should have been distributed previously when distributions had been made only to the Additional Limited Partners.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in this annual report on Form 10-KSB at December 31, 2003. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for 11 Local Partnerships in which the Partnership's investment balances have been reduced to zero.

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership). The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have on the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships).

                                     General
                                     -------

     The Partnership has invested, through Local Partnerships, in federal or state government-assisted apartment complexes intended to provide housing to low and moderate income tenants. In conjunction with such governmental assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, certain of the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties, and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

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

     The acquisition of interests in certain Local Partnerships was paid for in part by purchase money notes of the Partnership. The purchase money notes are nonrecourse obligations of the Partnership which typically matured 15 years from the date of acquisition of the interest in a particular Local Partnership, and are generally secured by the Partnership's interest in the respective Local Partnerships.

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

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------


     Mark-to-Market (M2M) implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. In some instances, a property will be able to meet its existing debt service payments after the reduction in rental income. In this case, the property may enter the M2M "Lite" program which would not require a debt restructuring. In the remaininginstances, the affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This would involve reducing the first mortgage loan balance to an amount supportable by the property's operations, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan would be converted to a non-performing but accruing (soft) second mortgage loan. When the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate; however, the Internal Revenue Service issued a ruling in July 1998, that concluded that the below-market rate of interest would not generate additional ordinary income. Each property subject to M2M will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time. All properties, upon entering the M2M program (excluding M2M Lite), are required to enter into an agreement restricting the property's use to affordable housing for 30 years.

     Finally, under HUD's "Mark-up-to-Market"  program, properties with expiring
Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 HAP contract rents into line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined adjustment factor. The purpose of this program is to provide incentives to owners of properties with expiring Section 8 HAP contracts not to convert these properties to market rate housing.

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

     There were no major changes in federal housing policy in 2003.

     Tradewinds West Limited Dividend Housing  Association  (Tradewinds),  has a
Section 8 HAP contract which, as extended, expires April 30, 2004. The Section 8 HAP contract covers 43% of the apartment units in Tradewinds. It is anticipated that Tradewinds will extend its Section 8 HAP contract for a one-year period at expiration.

     Naperville Housing Partners (Fairway Park) has a Section 8 HAP contract which expires June 30, 2004. The Section 8 HAP contract covers 20% of the apartment units in Fairway Park. It is anticipated that Fairway will extend its
Section 8 HAP contract for a one-year period at expiration.

     As of December 31, 2003, the carrying amount of the Partnership's investments in and advances to two Local Partnerships with Section 8 HAP contracts expiring in 2004 was $727,329.

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

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2003, the Partnership had approximately 5,300 investors who held a total of 73,342 units of additional limited partnership interest which were originally sold for the aggregate amount of $73,342,000. The Partnership originally made investments in 47 Local Partnerships, of which 21 remain as of December 31, 2003. The Partnership's liquidity, with unrestricted cash resources of $4,365,068 as of December 31, 2003, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 30, 2004, there were no material commitments for capital expenditures.

     During 2003 and 2002, the Partnership received distributions of $402,945 and $1,849,933, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of non-recourse purchase money notes having an aggregate principal balance of $18,160,081, plus aggregate accrued interest of $81,028,484, as of December 31, 2003, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

     The purchase money notes related to the following properties have matured and have not been paid or extended as of March 30, 2004.

     Property               Principal          Maturity
     --------               ----------          --------

     Crescent Gardens       $  434,000          07/31/99
     Valley View               920,000          09/01/99
     Westport Village          840,000          09/01/99
     Pilgrim Tower East      1,450,000 (1)      11/30/03
     Pilgrim Tower North     2,065,000          11/30/03

     (1) Remaining principal, after a partial payment.

     The purchase money notes related to the following properties were paid off at a discount, were forgiven, or the collateral that secured them was transferred to the noteholders, during 2002, 2003, and through March 30, 2004.

     Property               Principal           Date                Disposition
     --------               ----------          -------------       -----------

     DeAngelis Manor        $  973,571 (1)      March 2002          Paid Off
     Matthew XXV               978,367 (1)      March 2002          Paid Off
     Lakes of Northdale      1,500,000          September 2002      (2)
     Canonsburg House        1,440,000          January 2003        Transferred
     Char House              1,430,000          January 2003        Transferred
     Liberty Tower           1,340,000          January 2003        Transferred
     Wellington Woods          485,000          January 2003        Transferred
     Glenridge Gardens         640,000 (1)      February 2004       Transferred

     (1)  Remaining principal, after a partial payment.
     (2) Principal and interest were forgiven upon sale of the property related to Lakes of Northdale.

     The remaining purchase money notes mature in 2004 ($11,311,081 aggregate principal balance) and 2025 ($500,000 principal balance).

     See  the  notes  to  consolidated   financial   statements  for  additional
information concerning purchase money notes.

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

     The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the maturing purchase money notes exceeds the carrying amount of the investment in, and advances to, each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to limited partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, in the event of a foreclosure, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate. Of the 21 Local Partnerships in which the Partnership is invested as of December 31, 2003, the 10 Local Partnerships with associated purchase money notes which have matured, or which mature through December 31, 2004, and which remain unpaid or unextended as of March 30, 2004, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                            Percentage of Total        Partnership's Share of
                           Distributions Received            Loss from
     For the Year Ending   from Local Partnerships       Local Partnerships
     -------------------   -----------------------     ----------------------

     December 31, 2003            10.1%                      $(442,314)
     December 31, 2002             2.9%                      $ (82,378)

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2003, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $497,801 during 2003, as net cash used in operating activities and for the payment of purchase money note principal exceeded the receipt of distributions from Local Partnerships. The primary uses of cash in operating activities were to pay purchase money note interest, management and professional fees, and general and administrative expenses. For the year ended December 31, 2003, $131,548 of the distributions received were from Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program with the resulting reduction in rental revenues.

     On June 28, 2002, the Partnership made a cash distribution of $586,896 ($8.00 per Unit) to Additional Limited Partners who were holders of record as of June 1, 2002. The distribution was a result of the sales of DeAngelis Manor and Matthew XXV. On September 11, 2002, the Partnership made a cash distribution of $37,857 to the General Partners and Initial and Special Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. A review of the Partnership Agreement indicated that these amounts should have been distributed previously when distributions had been made only to the Additional Limited Partners. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes related to the Local Partnerships, and for operating cash reserves.

                              Results of Operations
                              ---------------------

2003 Versus 2002
----------------

     The Partnership recognized net income of $14,364,228 for the year ended December 31, 2003, compared to net loss of $2,590,390 for the year ended December 31, 2002, primarily due to an increase in gain from extinguishment of debt related to four Local Partnerships in 2003 which was more than the corresponding gain from extinguishment of debt related to three Local Partnerships in 2002. Contributing to the increase in net income were a decrease in interest expense due to lower purchase money note balances, a decrease in professional fees, a decrease in general and administrative expenses primarily due to lower reimbursed payroll costs, and a nominal decrease in amortization of deferred costs. Partially offsetting the increase in net income were a decrease in share of income from partnerships and a decrease in interest revenue due to declining interest rates. The decrease in share of income from partnerships was the net result of: (i) a $736,881 distribution recorded as income from Highland Village in 2002, which was then sold in 2002; (ii) increases in operating expenses at properties related to seven Local Partnerships; (iii) an increase in interest expense at the property related to one Local Partnership; (iv) a decrease in rental revenues at the property related to one Local Partnership, and (v) decreases in cash distributions recorded as income from two Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------


     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2003 and 2002, did not include losses of $1,076,153 and $1,278,711, respectively. Distributions of $131,548 and $929,871 received from four and five Local Partnerships during 2003 and 2002, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     The combined rental revenues for the Partnership's remaining 21 properties for the five years ended December 31, 2003, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2003 and prior years.


                                                         For the years ended December 31,
                       ---------------------------------------------------------------------------------------------------
                          2003                  2002                  2001                  2000                  1999
                       -----------           -----------           -----------           -----------           -----------
Combined Rental
  Revenue              $25,546,653           $24,671,540           $23,880,669           $23,288,045           $23,036,430

Annual Percentage
  Increase                            3.5%                  3.3%                  2.5%                  1.1%



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

William B. Dockser, 67, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University. He is also a Director of CRIIMI MAE Inc. and CRIIMI, Inc.

H. William Willoughby, 57, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

                                      III-1

                                    PART III
                                    --------


ITEM 10. EXECUTIVE COMPENSATION
         ----------------------

     (a), (b), (c), (d), (e), (f), (g) and (h)

          The Partnership has no officers or directors. However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates. Additional information required by this Item 10 is incorporated herein by reference to Notes 3 and 4 of the notes to consolidated financial statements contained in Part III.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
           AND MANAGEMENT
           --------------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at March 30, 2004.

                                                                   % of Total
           Name and Address             Amount and Nature         Units Issued
          of Beneficial Owner        of Beneficial Ownership     and Outstanding
          ----------------------     -----------------------     ---------------

          Equity Resources Group,          12,999 Units               17.7%
            Incorporated, et. al.
            44 Brattle Street
            Cambridge, MA 02138

         (b) Security ownership of management.

               The following table sets forth certain information concerning all Units beneficially owned, as of March 30, 2004, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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

          Exhibit No. 10 - Material Contracts.

          a. Management Services Agreement between CRI and Capital Realty Investors- IV Limited Partnership. (Incorporated by reference to Exhibit No. 10(b) to Registrant's Registration Statement on Form S-11, as amended, dated June 7, 1984.)

                                      III-3

                                    PART III
                                    --------


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K - Continued
         --------------------------------

          Exhibit No. 31.1 - Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit No. 31.2 - Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit No. 32 - Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 2003.


ITEM 14. CONTROL AND PROCEDURES
         ----------------------

     In February 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2004 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                      III-4

                                    PART III
                                    --------


ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2003 and 2002, the Partnership retained Grant Thornton LLP to provide services as follows.


                                           Year Ended December 31,
                                         ---------------------------
                                           2003               2002
                                         --------           --------

     Audit fees                          $105,300           $106,100
     Audit-related fees                        --                 --
     Tax fees (1)                          22,000             20,000
     All other fees                            --                 --
                                         --------           --------

         Total billed                    $127,300           $126,100
                                         ========           ========

     (1)  Preparation of Partnership federal and state tax returns.


     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership would assess whether the provision of those services would compromise Grant Thornton LLP's independence. No such services were provided by Grant Thornton LLP during the years ended December 31, 2003 and 2002.

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



March 30, 2004                         by:  /s/ William B. Dockser
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


March 30, 2004                         by:  /s/ H. William Willoughby
--------------                              ------------------------------------
DATE                                        H. William Willoughby,
                                              Director, President,
                                              and Secretary



March 30, 2004                         by:  /s/ Michael J. Tuszka
--------------                              ------------------------------------
DATE                                        Michael J. Tuszka,
                                              Vice President
                                              and Chief Accounting Officer
                                              (Principal Financial Officer
                                              and Principal Accounting Officer)


                                      III-6

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



To the Partners
Capital Realty Investors-IV Limited Partnership

     We have audited the accompanying consolidated balance sheets of Capital Realty Investors-IV Limited Partnership (a Maryland limited partnership) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $494,856 and $900,386 of income in 2003 and 2002, respectively, included in the Partnership's 2003 net income and 2002 net loss. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based upon our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-IV
Limited Partnership as of December 31, 2003 and 2002, and the consolidated results of its operations, changes in partners' deficit, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                               Grant Thornton LLP

Vienna, Virginia
March 25, 2004


                                      III-7

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                           For the years ended
                                                                                               December 31,
                                                                                      ------------------------------
                                                                                           2003            2002
                                                                                      -------------    -------------
Investments in and advances to partnerships .......................................   $   6,431,282    $  11,895,688
Investment in partnerships held for sale or transfer ..............................       8,262,869        3,037,231
Investment in partnerships held in escrow .........................................         913,915        3,919,139
Cash and cash equivalents .........................................................       4,365,068        4,862,869
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $181,752 and $184,245, respectively ..........         196,039          224,454
Property purchase costs,
  net of accumulated amortization of $156,849 and $154,659, respectively ..........         162,280          177,969
Other assets ......................................................................           4,390              113
                                                                                      -------------    -------------

      Total assets ................................................................   $  20,335,843    $  24,117,463
                                                                                      =============    =============




                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  18,160,081    $  22,955,081
Accrued interest payable ..........................................................      81,028,484       94,373,145
Accounts payable and accrued expenses .............................................         155,795          161,982
                                                                                      -------------    -------------

      Total liabilities ...........................................................      99,344,360      117,490,208
                                                                                      -------------    -------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................      (9,746,963)      (9,746,963)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (135,202,160)    (149,566,388)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (79,008,517)     (93,372,745)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  20,335,843    $  24,117,463
                                                                                      =============    =============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-8

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  For the years ended
                                                                                      December 31,
                                                                              ---------------------------
                                                                                  2003          2002
                                                                              ------------   ------------
Share of income from partnerships .........................................   $    626,404   $  1,887,657
                                                                              ------------   ------------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ......................................     21,886,863      6,062,288
    Interest ..............................................................         31,472         62,631
                                                                              ------------   ------------

                                                                                21,918,335      6,124,919

  Expenses:
    Interest ..............................................................      7,411,043      9,642,079
    Management fee ........................................................        375,000        375,000
    General and administrative ............................................        237,458        306,285
    Professional fees .....................................................        137,743        256,692
    Amortization of deferred costs ........................................         19,267         22,910
                                                                              ------------   ------------

                                                                                 8,180,511     10,602,966

      Total other revenue and expenses ....................................     13,737,824     (4,478,047)
                                                                              ------------   ------------


Net income (loss) .........................................................   $ 14,364,228   $ (2,590,390)
                                                                              ============   ============


Net income (loss) allocated to General Partners (1.51%) ...................   $    216,900   $    (39,115)
                                                                              ============   ============

Net income (loss) allocated to Initial and Special Limited Partners (1.49%)   $    214,027   $    (38,597)
                                                                              ============   ============

Net income (loss) allocated to Additional Limited Partners (97%) ..........   $ 13,933,301   $ (2,512,678)
                                                                              ============   ============

Net income (loss) per unit of Additional Limited Partner Interest,
  based on 73,342 units outstanding .......................................   $     189.98   $     (34.26)
                                                                              ============   ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-9

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                                   Initial and
                                                                     Special          Additional
                                                   General           Limited           Limited
                                                   Partners          Partners          Partners            Total
                                                  -----------      -----------       -------------     -------------
Partners' deficit January 1, 2002                 $(2,234,497)     $(2,205,376)      $(85,717,729)     $(90,157,602)

  Net loss                                            (39,115)         (38,597)        (2,512,678)       (2,590,390)

  Distribution of $8.00 per unit
    of Additional Limited Partner Interest                 --               --           (586,896)         (586,896)

  Distribution to General Partners
    and Initial and Special Limited Partners          (15,306)         (22,551)                --           (37,857)
                                                  -----------      -----------       ------------      ------------

Partners' deficit, December 31, 2002               (2,288,918)      (2,266,524)       (88,817,303)      (93,372,745)

  Net income                                          216,900          214,027         13,933,301        14,364,228
                                                  -----------      -----------       ------------      ------------

Partners' deficit, December 31, 2003              $(2,072,018)     $(2,052,497)      $(74,884,002)     $(79,008,517)
                                                  ===========      ===========       ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                     III-10

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   For the years ended
                                                                                       December 31,
                                                                              ----------------------------
                                                                                  2003            2002
                                                                              ------------    ------------
Cash flows from operating activities:
  Net income (loss) .......................................................   $ 14,364,228    $ (2,590,390)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of income from partnerships .....................................       (626,404)     (1,887,657)
    Gain from extinguishment of debt ......................................    (21,886,863)     (6,062,288)
    Amortization of deferred costs ........................................         19,267          22,910

    Changes in assets and liabilities:
      Decrease in advances to partnerships ................................             --          54,500
      (Increase) decrease in other assets .................................         (4,277)             50
      Increase in accrued interest payable ................................      7,411,043       9,642,079
      Payment of purchase money note interest .............................        (71,553)       (276,506)
      (Decrease) increase in accounts payable and accrued expenses ........         (6,187)         35,763
                                                                              ------------    ------------

        Net cash used in operating activities .............................       (800,746)     (1,061,539)
                                                                              ------------    ------------


Cash flows from investing activities:
  Receipt of distributions from partnerships ..............................        402,945       1,849,933
  Proceeds from disposition of investments in partnerships ................             --       5,476,101
                                                                              ------------    ------------

        Net cash provided by investing activities .........................        402,945       7,326,034
                                                                              ------------    ------------


Cash flows from financing activities:
  Payment of purchase money note principal ................................       (100,000)     (1,925,000)
  Payoff of purchase money notes and related interest .....................             --      (3,668,220)
  Distribution to General Partners and Initial and Special Limited Partners             --         (37,857)
  Distributions to Additional Limited Partners ............................             --        (586,896)
                                                                              ------------    ------------

        Net cash used in financing activities .............................       (100,000)     (6,217,973)
                                                                              ------------    ------------


Net (decrease) increase in cash and cash equivalents ......................       (497,801)         46,522

Cash and cash equivalents, beginning of year ..............................      4,862,869       4,816,347
                                                                              ------------    ------------

Cash and cash equivalents, end of year ....................................   $  4,365,068    $  4,862,869
                                                                              ============    ============


Supplemental disclosure of cash flow information:
  Cash paid during the year for interest...................................   $     71,553      $  1,992,788
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

                                     III-11

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-IV Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983, and shall continue until December 31, 2038, unless sooner dissolved in accordance with the terms of the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income, or conventionally financed apartment properties, located throughout the United States.

          The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. The Initial Limited Partner is Rockville Pike Associates Limited Partnership-IV, a limited partnership which includes certain current officers and former employees of CRI or its affiliates. The Special Limited Partner had been Two Broadway Associates-III, a limited partnership comprised of an affiliate and employees of Merrill Lynch, Pierce, Fenner and Smith, Incorporated. Effective January 1, 2002, Two Broadway Associates-III transferred its interest to MLH Merger Corporation and three individuals.

          The Partnership sold 73,500 units at $1,000 per unit of additional limited partner interest through a public offering. The offering period was terminated on August 31, 1984. As of December 31, 2003, 158 units of additional limited partner interest had been abandoned.

     b.   Method of accounting
          --------------------

          The consolidated financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Principles of consolidation
          ---------------------------

          These consolidated financial statements include the accounts of two intermediary limited partnerships which have invested in two Local Partnerships which own and operate government-assisted or conventionally financed apartment properties. All activity between the two intermediary limited partnerships and the Partnership has been eliminated in consolidation.

     d.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in and advances to Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships or intermediary partnerships. Under this method, the carrying amount of the investments in and advances to Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2003 and 2002, the Partnership's share of cumulative losses of 11 of the Local Partnerships exceeded the amount of the Partnership's investments in and advances to those Local Partnerships by $10,330,148 and $9,730,902, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements. Distributions of $131,548 and $929,871, received from four and five Local Partnerships during 2003 and 2002, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     e.   Investment in partnerships held for sale or transfer
          ----------------------------------------------------

          Pilgrim Tower East and Pilgrim Tower North were under contract to be sold as of December 31, 2001, as further discussed in Note 2.a. The closings have not occurred as of March 30, 2004; accordingly, the Partnership's investments in the Local Partnerships remain classified as investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets at December 31, 2003 and 2002. In January 2003, the Partnership's interest in Wellington Woods was transferred to the noteholders as further discussed in Note 2.a. Accordingly, the Partnership's investment in Wellington Woods was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2002. In June 2003, a contract for the sale of Campbell Terrace was signed, as further discussed in Note 2.a. Accordingly, the Partnership's investment in Campbell Terrace has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2003. Assets held for sale or transfer are not recorded in excess of their net realizable value.

     f.   Investment in partnerships held in escrow
          -----------------------------------------

          During 2001, documents transferring the Partnership's interests in Canonsburg House, Char House and Liberty Tower to the noteholders were placed in escrow, as further discussed in Note 2.a. The Partnership's interests in these Local Partnerships remained in escrow at December 31, 2002; accordingly, the Partnership's investments in the Local Partnerships remained classified as investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2002. In January 2003, the Partnership's interests in Canonsburg House, Char House and Liberty Tower were transferred to the noteholders, as further discussed in
     Note 2.a. During 2000, documents transferring the Partnership's interests in Glenridge Gardens and Harborview Apartments were placed in escrow, as further discussed in Note 2.a. The documents remain in escrow as of March 30, 2004 (except for Glenridge Gardens, which was transferred to the noteholders in February 2004); accordingly, the Partnership's investments in the Local Partnerships remained classified as investment in partnerships held in escrow in the accompanying consolidated balance sheets at December 31, 2003 and 2002. The Partnership and the noteholders agreed in principle that the Partnership would deposit assignments of its interests in Valley View and Westport Village into escrow as further discussed in Note 2.a. Accordingly, the Partnership's investments in the Local Partnerships remained classified as investment in partnerships held in escrow in the accompanying consolidated balance sheets at December 31, 2003 and 2002. Assets held in escrow are not recorded in excess of their net realizable value.

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

     h.   Offering costs
          --------------

          The Partnership incurred certain costs in connection with the offering and selling of units of additional limited partner interest. Such costs were recorded as a reduction of partners' capital when incurred.

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

     k.   Fair value of financial instruments
          -----------------------------------

          The consolidated financial statements include estimated fair value information as of December 31, 2003, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

          The consolidated balance sheet carrying amounts for cash and cash equivalents approximate estimated fair values of such assets.

          The Partnership has determined that it is not practicable to estimate the fair value of purchase money notes, either individually or in the aggregate, due to: (i) the lack of an active market for this type of financial instrument, (ii) the variable nature of purchase money note interest payments as a result of fluctuating cash flow distributions received from the related Local Partnerships, and (iii) the excessive costs associated with an independent appraisal of the purchase money notes.


                                     III-14

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     l.   New accounting pronouncement
          ----------------------------

          In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership) to variable interest entities or potential variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have upon the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46-R in these financial statements. As of December 31, 2003, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $15,608,066

     m.   Reclassification
          ----------------

          Certain amounts in the consolidated balance sheet at December 31, 2002, have been reclassified to conform them to the presentation in the consolidated balance sheet at December 31, 2003.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2003 and 2002, the Partnership held limited partner interests in 21 and 25 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties which provide housing principally to the elderly or to individuals and families of low or moderate income. The remaining amounts due on investments in the Local Partnerships follow.

                                                          December 31,
                                                -------------------------------
                                                    2003               2002
                                                -----------        ------------

          Purchase money notes due in:
            1999                                $ 2,194,000        $  4,229,000
            2000                                         --           2,065,000
            2002                                         --             640,000
            2003                                  4,155,000           4,210,000
            2004                                 11,311,081          11,311,081
            Thereafter                              500,000             500,000
                                                -----------        ------------

               Subtotal                          18,160,081          22,955,081
                                                -----------        ------------

          Accrued interest payable               81,028,484          94,373,145
                                                -----------        ------------

               Total                            $99,188,565        $117,328,226
                                                ===========        ============


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

          The purchase money notes related to the following properties have matured and have not been paid or extended as of March 30, 2004.

         Property              Principal           Maturity
         --------              ----------          --------

         Crescent Gardens      $  434,000          07/31/99
         Valley View              920,000          09/01/99
         Westport Village         840,000          09/01/99
         Pilgrim Tower East     1,450,000 (1)      11/30/03
         Pilgrim Tower North    2,065,000          11/30/03

         (1) Remaining principal, after a partial payment.

          The purchase money notes related to the following properties were paid off at a discount, were forgiven, or the collateral that secured them was transferred to the noteholders, during 2002, 2003, and through March 30, 2004.

         Property              Principal              Date           Disposition
         --------              ----------          ----------        -----------

         DeAngelis Manor       $  973,571 (1)      March 2002        Paid Off
         Matthew XXV              978,367 (1)      March 2002        Paid Off
         Lakes of Northdale     1,500,000          September 2002    (2)
         Canonsburg House       1,440,000          January 2003      Transferred
         Char House             1,430,000          January 2003      Transferred
         Liberty Tower          1,340,000          January 2003      Transferred
         Wellington Woods         485,000          January 2003      Transferred
         Glenridge Gardens        640,000 (1)      February 2004     Transferred

         (1)  Remaining principal, after a partial payment.
         (2) Principal and interest were forgiven upon sale of the property related to Lakes of Northdale.

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

                                     III-16

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          The Managing General Partner is continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to limited partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, in the event of a foreclosure, the
     Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate. Of the 21 Local Partnerships in which the Partnership is invested as of December 31, 2003, the 10 Local Partnerships with associated purchase money notes which have matured, or which mature through December 31, 2004, and which remain unpaid or unextended as of March 30, 2004, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                               Percentage of Total        Partnership's Share of
                              Distributions Received            Loss from
     For the Year Ending      from Local Partnerships       Local Partnerships
     -------------------      -----------------------     ----------------------

     December 31, 2003               10.1%                      $(442,314)
     December 31, 2002                2.9%                      $ (82,378)


          The Managing General Partner continues to address the maturity and impending maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the limited partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2003 and 2002, was $7,411,043 and $9,642,079,
     respectively. The accrued interest payable on the purchase money notes of $81,028,484 and $94,373,145 as of December 31, 2003 and 2002, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                     III-17

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                 Canonsburg House, Char House, and Liberty Tower
                 -----------------------------------------------

          The Partnership defaulted on its six purchase money notes related to Canonsburg Housing Associates Limited Partnership (Canonsburg House), Char House Highrise Association Limited Partnership (Char House), and Liberty Tower Associates Limited Partnership (Liberty Tower) on December 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $4,510,000 and $12,951,810, respectively. As of January 6, 2003, remaining principal and accrued interest of $4,210,000 and $18,732,176, respectively, were due. The Partnership tried to negotiate to extend the maturity date of the purchase money notes for up to five years. However, on September 8, 2000, the Partnership received service of three suits by the noteholder of one of the notes with respect to each of the three partnerships for foreclosure on the Partnership's interests. The Partnership filed its answers on October 24, 2000, although it continued to negotiate with the plaintiff. The Partnership entered into a settlement agreement on October 22, 2001, pursuant to which it obtained an extension of the maturity date of the three larger notes to January 2003. Under the extension agreement, documents transferring the Partnership's interests in Canonsburg House, Char House and Liberty Tower to the noteholder were placed in escrow to be released to the noteholder upon the earlier of occurrence of a future default by the Partnership on the purchase money notes or January 4, 2003. In January 2003, the Partnership's interests in these three Local Partnerships, relating to purchase money notes in the aggregate amounts of $1,176,151, $534,201 and $1,175,700, respectively, were transferred to the noteholder. The transfer of the Partnership's interests in these three Local Partnerships resulted in gain from extinguishment of debt for financial statement purposes of $18,719,253 in 2003, and in total gain for federal tax purposes of $20,642,707 in 2003.

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

                                Crescent Gardens
                                ----------------

          The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extends the maturity date up to July 31, 2004, subject to semi-annual interest payments, and reduces the interest rate of the First Crescent Note. The Partnership did not make the semi-annual interest payment due in January 2004, and is currently negotiating with the noteholder concerning possible transfer of its interests. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of March 30, 2004, principal and accrued interest of $434,000 and $1,415,280, respectively, were due on the Second Crescent Note. Crescent Gardens recently completed mortgage restructuring under the Mark-to-Market program, and the associated loan restructuring requirement will likely inhibit the local managing general partner's ability to sell this property. It is anticipated that the property will now operate at a break-even level, and that future cash distributions are highly unlikely.

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

                                Glenridge Gardens
                                -----------------

          The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,928,809, respectively. As of February 4, 2004, principal and accrued interest of $640,000 and $2,863,577, respectively, were due. On June 16, 2000, the Partnership and noteholder agreed to extend the maturity date of the purchase money note to January 2001, in exchange for a payment which was applied to the purchase money note principal balance. Under the extension agreement, documents transferring the Partnership's interest in Glenridge Gardens to the noteholder were placed in escrow to be released to the noteholder upon a future default by the Partnership. The Partnership reached an agreement with the noteholder in which the noteholder agreed to forbear from taking any action with respect to the note through January 3, 2002, in exchange for a payment which was applied to the purchase money note principal balance. During 2002, the Partnership reached another agreement with the noteholder to extend forbearance through January 3, 2003. On February 4, 2004, the Partnership's interest in Glenridge Gardens was transferred to the purchase money noteholder. The transfer of the Partnership's interest in Glenridge Gardens will result in gain from extinguishment of debt for financial statement purposes of $3,782,642 in 2004, and in total gain for federal tax purposes of $5,211,377 in 2004.

          Due to the subsequent transfer of the Partnership's interest in Glenridge Gardens to the noteholder, the net unamortized amount of acquisition fees and property purchase costs, which totaled $36,247 at both December 31, 2003 and 2002, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                                     III-19

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                              Harborview Apartments
                              ---------------------

          The Partnership defaulted on its purchase money notes related to Harborview Apartments Associates Limited Partnership (Harborview Apartments) on August 1, 1999 when the notes matures and were not paid. The default amount included aggregate principal and accrued interest of $3,000,000 and $5,342,321, respectively. As of March 30, 2004, principal and accrued interest of $3,000,000 and $7,020,969, respectively, were due. On October 31, 2000, the Partnership and noteholder agreed to extend the maturity date of the purchase money note to August 1, 2004, and the Partnerships placed an assignment of its interest in Harborview Apartments into escrow. The Partnership has until August 1, 2004, to pay the purchase money notes in full, and if not paid the noteholder may exercise its option to purchase the notes and the collateral securing them for the then outstanding principal and interest balances.

          Due to the impending transfer of the Partnership's interest in Harborview Apartments to the noteholders, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $793,365 and $912,537 at December 31, 2003 and 2002, respectively, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

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

          On April 26, 2002, the property related to Highland Village was sold to a limited partnership whose general partner is also the local managing general partner of Highland Village. The sale proceeds to Highland Village, after the purchaser's assumption of existing mortgage debt, included $600,000 in cash, a short term promissory note for $300,000, and a long term purchase money mortgage note for $400,000. In accordance with the terms of the Restructuring Agreement, the Partnership's share of the proceeds was distributed directly to the noteholder, to be applied first to principal until all principal has been repaid ($1,100,000), and thereafter to interest ($186,870) until interest, including all accrued but previously unpaid interest, has been paid in full.

          As of March 30, 2004, the noteholder has not provided the required six months' notice to the Partnership of acceleration of the maturity date of the notes, and the Partnership has not removed the unpaid balance in the amount of $5,486,253 from its books, even though the nonrecourse notes are essentially worthless because the collateral that secures them (the Partnership's interest in Highland Village) has no value since Highland Village sold its only assets. As a result, the Partnership stopped accruing interest on the notes effective the date of the sale of the property on April 26, 2002. The Partnership and the noteholder are discussing an acceleration of the maturity date of the notes. Upon acceleration and resulting cancellation of the notes, gain from extinguishment of debt, in the approximate amount of $5.4 million, will be recognized by the Partnership. There is no assurance that the acceleration will occur. The sale of Highland Village resulted in a total gain of $7,380,542 for federal tax purposes in 2002.

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

                                   Matthew XXV
                                   -----------

          The Partnership defaulted on its purchase money notes related to Diakonia Associates (Matthew XXV) on July 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $1,020,000 and $2,695,752, respectively. As of March
     19, 2002, principal and accrued interest of $978,367 and $3,531,806, respectively, were due. On December 4, 2001, the Partnership paid off, at a discount, the smaller of the two purchase money notes. The discounted payoff resulted in gain from extinguishment of debt of $141,152 for financial statement purposes in 2001, and in cancellation of indebtedness income of $141,152 for federal tax purposes in 2001. On March 19, 2002, Matthew XXV was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the second purchase money note related to Matthew XXV, although the note has not been cancelled pending payment of surplus cash through the date of closing. In October 2003, the state regulatory authority released payment of the surplus cash, and procedures have begun to cancel the note. The sale and discounted payoff resulted in gain from extinguishment of debt of $1,232,671 for financial statement purposes in 2002, and in cancellation of indebtedness income for federal tax purposes of $2,181,531 in 2002. In March 2002, the Managing General Partner was paid a disposition fee of $49,743 related to the sale, which was netted from the proceeds of the sale.

                               Pilgrim Tower East
                               ------------------

          The Partnership defaulted on its purchase money note related to Pilgrim Tower East Associates Limited Partnership (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of March 30, 2004, principal and accrued interest of $1,450,000 and $3,650,618, respectively, were due. The
     Partnership and the noteholder have signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the principal and accrued interest outstanding on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. There is no assurance that a sale of the Partnership's interest in Pilgrim Tower East will occur.

          Due to the impending sale of the Partnership's interest in Pilgrim Tower East, the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at both December 31, 2003 and 2002, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                     III-21

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                               Pilgrim Tower North
                               -------------------

          The Partnership defaulted on its purchase money note related to Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) on April 30, 2000, when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $18,922,763, respectively. As of March 30, 2004, principal and accrued interest of $2,065,000 and $21,842,914, respectively, were due. The Partnership signed a contract with the noteholder which allows the noteholder to purchase the property in exchange for the principal and accrued interest outstanding on the purchase money note and assumption or prepayment by the noteholder of the mortgage note, the flexible subsidy note and all related debt associated with the property. In addition, in exchange for the noteholder's forbearance to November 30, 2003, the Partnership made a principal payment applied to the note in January 2002. The Partnership and the noteholder have agreed to extend the closing date of the sale to July 2004. There is no assurance that a sale of the property will occur.

          Due to the impending sale of the property related to the Partnership's investment in Pilgrim Tower North to the noteholder, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $2,347,376 and $2,391,262 at December 31, 2003 and 2002, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets. Valley View

          The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $920,000 and $1,788,829, respectively. As of March 30, 2004, principal and accrued interest of $920,000 and $2,375,815, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. Further cross-motions were heard, but there has not been any action since 2000. The Partnership and the noteholders agreed in principle that the Partnership would deposit assignments of its interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by a future date to be negotiated. However, there has been no communication with the noteholders since 2000. There is no assurance that any settlement will be finalized.

          Due to the impending transfer of the Partnership's interest in Valley View, the net unamortized amount of acquisition fees and property purchase costs, which totaled $37,315 at both December 31, 2003 and 2002, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

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


                                     III-22

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          The Partnership attempted to negotiate with the noteholders to extend the maturity date of the purchase money note for five years, in exchange for a partial payment. In August 2000, one of the purchase money noteholders sued the Partnership for damages and foreclosure of the security interests in the Wellington Woods Local Partnership. The Partnership offered to tender its interests in Wellington Woods, but, subsequently, the plaintiff and the second purchase money noteholder filed an amended complaint. Both parties filed motions for summary judgment. In September 2002, the court ruled in the Partnership's favor in dismissing the plaintiffs' damages claims and related attorneys' fees. On or about January 16, 2003, the Partnership tendered the assignments of its interest in Wellington Woods to the noteholders. Although the noteholders have not yet accepted the assignments, the Partnership considers its interest to have been transferred. The transfer of the Partnership's interest in Wellington Woods resulted in gain from extinguishment of debt for financial statement purposes of $3,167,610 in 2003, and in total gain for federal tax purposes of $3,163,537 in 2003.

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

                                Westport Village
                                ----------------

          The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of March 30, 2004, principal and accrued interest of $840,000 and $2,148,107, respectively, were due. The Partnership has been sued by the noteholders for payment and for confirmation of the transfer of the collateral to the noteholders. On January 7, 2000, the Partnership filed a motion to dismiss the suit. The noteholders subsequently filed an amended complaint seeking confirmation of the transfer of the collateral to the noteholders but not seeking payment. On February 9, 2000, the Partnership filed a motion to dismiss the amended complaint, which was granted. Further cross-motions were heard, but there has not been any action since 2000. The Partnership and the noteholders agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes are not repaid by a future date to be negotiated. However, there has been no communication with the noteholders since 2000. There is no assurance that any settlement will be finalized.

          Due to the impending transfer of the Partnership's interest in Westport Village, the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989 at both December 31, 2003 and 2002, has been reclassified to investment in partnerships held in escrow in the accompanying balance sheets.


                                     III-23

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     b.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has an 89.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the Agencies) of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invested in the Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2003 and 2002, the Partnership received cash distributions from rental operations of the Local Partnerships totaling $402,945 and $1,849,933, respectively. As of December 31, 2003 and 2002, 11 and 18, respectively, of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $707,996 and $2,546,706, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

     c.   Property matters
          ----------------

                                Campbell Terrace
                                ----------------

          On June 16, 2003, the local managing general partner executed a contract to sell the property owned by Campbell Terrace Associates (Campbell Terrace). There is no assurance that a sale of the property will occur.

          Due to the possible sale of the property related to the Partnership's investment in Campbell Terrace, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $5,875,761 at December 31, 2003, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date. The Partnership's share of income from Campbell Terrace was $787,051 for the year ended December 31, 2003.

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

                                 Madison Square
                                 --------------

          The Local Managing General Partner of Madison Square Ltd. Dividend Housing Association (Madison Square) requested debt relief effective
     October 1, 2001. The property has depleted its operating cash and replacement reserve funds, therefore, the Local Managing General Partner requested from the lender that the debt payments be reduced to interest only payments until such time as the property can be sold. Effective January 1, 2002, the lender approved interest only payments and a reduction in the rate for a period of five years. The Local Managing General Partner has been searching for a not-for-profit organization to purchase the property but has no firm offers as of March 30, 2004. As of March 30, 2004, the Partnership's remaining investment in Madison Square, which consisted of net unamortized acquisition fees and property purchase costs, was $15,031. There is no assurance that a sale of the property will occur.

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

     d.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the 21 Local Partnerships in which the Partnership is invested as of December 31, 2003, follow. The information is presented separately for 10 Local Partnerships which have investment basis (equity method), and for 11 Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                     III-25

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                              COMBINED BALANCE SHEETS
                                                 December 31, 2003

                                                               Equity
                                                               Method          Suspended            Total
                                                            ------------      ------------       ------------
          Number of Local Partnerships                           10               11                  21
                                                                 ==               ==                  ==

          Rental property, at cost, net of
            accumulated depreciation of
            $40,295,468 $45,606,449, and
            $85,901,917, respectively                       $ 29,062,793      $ 21,423,916       $ 50,486,709
          Land                                                 3,072,518         4,359,259          7,431,777
          Other assets                                        16,634,757         8,025,122         24,659,879
                                                            ------------      ------------       ------------

              Total assets                                  $ 48,770,068      $ 33,808,297       $ 82,578,365
                                                            ============      ============       ============


          Mortgage notes payable                            $ 28,948,658      $ 36,972,912       $ 65,921,570
          Other liabilities                                    2,266,535         9,293,540         11,560,075
          Due to general partners                                     --           416,835            416,835
                                                            ------------      ------------       ------------

              Total liabilities                               31,215,193        46,683,287         77,898,480

          Partners' capital (deficit)                         17,554,875       (12,874,990)         4,679,885
                                                            ------------      ------------       ------------

              Total liabilities and partners'
                capital                                     $ 48,770,068      $ 33,808,297       $ 82,578,365
                                                            ============      ============       ============

                                         COMBINED STATEMENTS OF OPERATIONS
                                       For the year ended December 31, 2003

                                                               Equity
                                                               Method          Suspended            Total
                                                            -----------       -----------        -----------
          Number of Local Partnerships                           10               11                  21
                                                                 ==               ==                  ==

          Revenue:
            Rental                                          $14,280,652       $11,266,001        $25,546,653
            Other                                               674,247           587,050          1,261,297
                                                            -----------       -----------        -----------

              Total revenue                                  14,954,899        11,853,051         26,807,950
                                                            -----------       -----------        -----------

          Expenses:
            Operating                                        10,088,520         8,138,893         18,227,413
            Interest                                          1,792,927         2,043,671          3,836,598
            Depreciation and amortization                     2,573,145         2,279,245          4,852,390
                                                            -----------       -----------        -----------

              Total expenses                                 14,454,592        12,461,809         26,916,401
                                                            -----------       -----------        -----------

          Net income (loss)                                 $   500,307       $  (608,758)       $  (108,451)
                                                            ===========       ===========        ===========

          Cash distributions                                $   271,397       $   131,548        $   402,945
                                                            ===========       ===========        ===========

          Cash distributions recorded as reduction
            of investments in partnerships                  $   271,397       $        --        $   271,397
                                                            ===========       ===========        ===========

          Cash distributions recorded as income             $        --       $   131,548        $   131,548

          Partnership's share of Local Partnership
            net income                                          494,856                --            494,856
                                                            -----------       -----------        -----------

          Share of income from partnerships                 $   494,856       $   131,548        $   626,404
                                                            ===========       ===========        ===========

                                     III-26

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          Combined balance sheets and combined statements of operations for the 25 Local Partnerships in which the Partnership is invested as of December 31, 2002, follow. The information is presented separately for 14 Local Partnerships which have investment basis (equity method), and for 11 Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                              COMBINED BALANCE SHEETS
                                                 December 31, 2002

                                                               Equity
                                                               Method          Suspended            Total
                                                            -----------       -----------        -----------
         Number of Local Partnerships                            14               11                  25
                                                                 ==               ==                  ==

         Rental property, at cost, net of
           accumulated depreciation of
           $48,107,437 $43,395,143, and
           $91,502,580, respectively                        $ 39,392,352      $ 22,817,432       $ 62,209,784
         Land                                                  4,790,631         4,359,259          9,149,890
         Other assets                                         17,494,633         8,034,760         25,529,393
                                                            ------------      ------------       ------------

             Total assets                                   $ 61,677,616      $ 35,211,451       $ 96,889,067
                                                            ============      ============       ============


         Mortgage notes payable                             $ 37,494,990      $ 36,330,974       $ 73,825,964
         Other liabilities                                     3,486,838        10,968,009         14,454,847
                                                            ------------      ------------       ------------

             Total liabilities                                40,981,828        47,298,983         88,280,811

         Partners' capital (deficit)                          20,695,788       (12,087,532)         8,608,256
                                                            ------------      ------------       ------------

             Total liabilities and partners'
               capital                                      $ 61,677,616      $ 35,211,451       $ 96,889,067
                                                            ============      ============       ============

                                     III-27

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                         COMBINED STATEMENTS OF OPERATIONS
                                       For the year ended December 31, 2002

                                                               Equity
                                                               Method          Suspended            Total
                                                            -----------       -----------        -----------
         Number of Local Partnerships                            15 (1)           12 (3)              27
                                                                 ==               ==                  ==

         Revenue:
           Rental                                           $16,625,305       $12,534,368        $29,159,673
           Other                                              1,017,565           567,660          1,585,225
                                                            -----------       -----------        -----------

             Total revenue                                   17,642,870        13,102,028         30,744,898
                                                            -----------       -----------        -----------

         Expenses:
           Operating                                         11,348,847         8,643,747         19,992,594
           Interest                                           2,044,936         2,286,434          4,331,370
           Depreciation and amortization                      3,277,908         2,866,526          6,144,434
                                                            -----------       -----------        -----------

             Total expenses                                  16,671,691        13,796,707         30,468,398
                                                            -----------       -----------        -----------

         Net income (loss)                                  $   971,179       $  (694,679)       $   276,500
                                                            ===========       ===========        ===========

         Cash distributions                                 $ 1,656,733       $   193,200        $ 1,849,933
                                                            ===========       ===========        ===========

         Cash distributions recorded as reduction
           of investments in partnerships                   $   919,852       $       210        $   920,062
                                                            ===========       ===========        ===========

         Cash distributions recorded as income              $   736,881(2)    $   192,990        $   929,871

         Partnership's share of Local Partnership
           net income (loss)                                    961,944            (4,158)           957,786
                                                            -----------       -----------        -----------

         Share of income from partnerships                  $ 1,698,825       $   188,832        $ 1,887,657
                                                            ===========       ===========        ===========


     (1) Includes information for Highland Village through the date of sale of the related property in April 2002.
     (2) Represents cash proceeds in excess of basis from Highland Village, which was sold in 2002.
     (3) Includes information for Lakes of Northdale through the date of sale of the related property in September 2002.

          All of the cash distributions recorded as income are included in share of income from partnerships on the statements of operations for the respective years, and are recorded as cash receipts on the respective balance sheets. Cash distributions recorded as a reduction of the related investment are recorded as cash receipts on the respective balance sheets, and are recorded as a reduction of investments in and advances to partnerships, also on the respective balance sheets.

     e.   Reconciliation of the Local Partnerships' financial
          ---------------------------------------------------
            statement net (loss) income to taxable income
            ---------------------------------------------

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

                                     III-28

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          A reconciliation of the Local  Partnerships'  financial  statement net
     (loss) income reflected above to taxable income follows.

                                                                                    December 31,
                                                                            ----------------------------
                                                                               2003              2002
                                                                            ----------        ----------
      Financial statement net (loss) income                                 $ (108,451)       $  276,500

      Adjustments:
        Difference in tax depreciation using accelerated methods,
          net of depreciation on construction period expenses
          capitalized for financial statement purposes                       3,312,658         4,029,798

        Miscellaneous, net                                                    (117,281)          843,517
                                                                            ----------        ----------

      Taxable income                                                        $3,086,926        $5,149,815
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2003 and 2002, the Partnership paid $203,526 and $245,688, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

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

For each of the years ended December 31, 2003 and 2002, the Partnership paid the Managing General Partner a Management Fee of $375,000.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In accordance with the terms of the Partnership Agreement, in March 2002 the Managing General Partner was paid disposition fees totaling $123,015 related to the sales of DeAngelis Manor and Matthew XXV on March 19, 2002, which were netted from the proceeds of the sales.

                                     III-29

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS

     All profits and losses prior to the first date on which Additional Limited Partners were admitted were allocated 98.49% to the Initial Limited Partner and 1.51% to the General Partners. Upon admission of the Special Limited Partner and the Additional Limited Partners, the interest of the Initial Limited Partner was reduced to 0.49%. The interest of the Additional Limited Partners is 97% and the interest of the Special Limited Partner is one percent. The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale of a Local Partnership interest or sale or refinancing of the Local Partnership's rental properties which are not reinvested shall be distributed and applied as follows:

     (i) to the payment of debts and liabilities of the Partnership (including all expenses of the Partnership incident to the sale or refinancing) other than loans or other debts and liabilities of the Partnership to any partner or any affiliates; such debts and liabilities, in the case of a non-liquidating distribution, to be only those which are then required to be paid or, in the judgment of the Managing General Partner, required to be provided for;
     (ii) to the establishment of any reserves which the Managing General Partner deems reasonably necessary for contingent, unmatured or unforeseen liabilities or obligations of the Partnership;
     (iii)except in the case of a refinancing, to each partner in an amount equal to the positive balance in his capital account as of the date of the sale, adjusted for operations and distributions to that date, but before allocation of any profits for tax purposes realized from such sale and allocated pursuant to the Partnership Agreement;
     (iv) to the limited partners (A) an aggregate amount of proceeds from sale or refinancing and all prior sales or refinancings equal to their capital contributions, without reduction for prior cash distributions other than prior distributions of sale and refinancing proceeds, plus
          (B) an additional amount equal to a cumulative non-compounded six percent return on each limited partner's capital contribution, reduced, but not below zero, by (1) an annual amount equal to 50% of the losses for tax purposes plus tax credits allocated to such limited partner and (2) distributions of net cash flow to each limited partner, such return, losses for tax purposes and net cash flow distributions commencing on the first day of the month in which the capital contribution was made;
     (v) to the repayment of any unrepaid loans theretofore made by any partner or any affiliate of the Partnership for Partnership obligations and to the payment of any unpaid amounts owing to the General Partners pursuant to the Partnership Agreement; (vi) to the General Partners in the amount of their capital contributions;
     (vii)thereafter, for their services to the Partnership, in equal shares to certain general partners, (or their designees) an aggregate fee of one percent of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such one percent fee was not paid to the General Partners or their designees; and

                                                      III-30

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

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

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sales price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In accordance with the terms of the Partnership Agreement, in March 2002 the Managing General Partner was paid disposition fees totaling $123,015 related to the sales of DeAngelis Manor and Matthew XXV on March 19, 2002, which were netted from the proceeds of the sales.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, one percent to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% in the aggregate to the General Partners after payment of the Management Fee, (see Note 3), as specified in the Partnership Agreement. On June 28, 2002, the Partnership made a cash distribution of $586,896 ($8.00 per Unit) to Additional Limited Partners who were holders of record as of June 1, 2002. The distribution was a result of the sales of DeAngelis Manor and Matthew XXV. On September 11, 2002, the Partnership made a cash distribution of $37,857 to the General Partners and Initial and Special Limited Partners. The distribution was a result of cash resources accumulated from operations and distributions from Local Partnerships. A review of the Partnership Agreement indicated that these amounts should have been distributed previously when distributions had been made only to the Additional Limited Partners.

     As defined in the Partnership Agreement, after the payment of distributions as described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2003 and 2002. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for the possible repayment, prepayment or retirement of the Partnership's outstanding purchase money notes and related accrued interest related to the Local Partnerships, and for operating cash reserves.


                                     III-31

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME
       (LOSS) TO TAXABLE INCOME

     For federal income tax purposes, the Partnership reports on a basis whereby: (i) certain expenses are amortized rather than expensed when incurred;
(ii) certain costs are amortized over a shorter period for tax purposes, as permitted by IRS Regulations and (iii) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2.e.), including losses in excess of related investment amounts. These returns are subject to examination and, therefore, possible adjustment by the IRS.

     A reconciliation of the Partnership's financial statement net income (loss) to taxable income follows.

                                                                         For the years ended
                                                                             December 31,
                                                                      ----------------------------
                                                                         2003             2002
                                                                      -----------      -----------
Financial statement net income (loss)                                 $14,364,228      $(2,590,390)

Adjustments:
  Difference between financial statement net income (loss)
    and taxable income related to the Partnership's equity
    in the Local Partnerships' income or losses                         3,865,242       14,936,654

  Costs amortized over a shorter period for income tax purposes            19,207           22,910

  Difference between taxable interest income
    and financial statement interest income                               383,309          644,065
                                                                      -----------      -----------

Taxable income                                                        $18,631,986      $13,013,239
                                                                      ===========      ===========

                                      # # #

                                     III-32

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-IV Limited Partnership has invested.



                                     III-33