Form 10QSB
period 2004-03-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2004-05-12
CIK 740371

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

                  For the quarterly period ended March 31, 2004


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

                                 (301) 468-9200


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |



--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2004



                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - March 31, 2004 and December 31, 2003........................... 1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2004 and 2003............. 2

         Consolidated Statements of Cash Flows
           - for the three months ended March 31, 2004 and 2003............. 3

         Notes to Consolidated Financial Statements
           - March 31, 2004 and 2003........................................ 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 15

Item 3.  Controls and Procedures............................................ 20


PART II - OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities................................... 20

Item 5.  Other Information.................................................. 20

Item 6.  Exhibits and Reports on Form 8-K................................... 21

Signature................................................................... 22

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                        March 31,       December 31,
                                                                                          2004             2003
                                                                                      -------------    -------------
                                                                                       (Unaudited)
Investments in partnerships .......................................................   $   6,385,520    $   6,431,282
Investment in partnerships held for sale or transfer ..............................       2,376,135        8,262,869
Investment in partnerships held in escrow .........................................         763,572          829,611
Cash and cash equivalents .........................................................       4,181,321        4,365,068
Sales proceeds receivable .........................................................      10,931,774               --
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $206,418 and $200,353, respectively ..........         216,957          223,021
Property purchase costs,
  net of accumulated amortization of $206,179 and $196,398, respectively ..........         209,821          219,602
Other assets ......................................................................              70            4,390
                                                                                      -------------    -------------

      Total assets ................................................................   $  25,065,170    $  20,335,843
                                                                                      =============    =============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  17,520,081    $  18,160,081
Accrued interest payable ..........................................................      79,810,035       81,028,484
Disposition fee payable to related party ..........................................         500,000               --
Accounts payable and accrued expenses .............................................         109,303          155,795
                                                                                      -------------    -------------

      Total liabilities ...........................................................      97,939,419       99,344,360
                                                                                      -------------    -------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................      (9,746,963)      (9,746,963)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (129,067,892)    (135,202,160)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (72,874,249)     (79,008,517)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  25,065,170    $  20,335,843
                                                                                      =============    =============



                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                                         For the three months ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                            2004            2003
                                                                       -------------    -------------
Share of (loss) income from partnerships ...........................   $     (73,239)   $     243,521
                                                                       -------------    -------------

Other revenue and  expenses:

  Revenue:
    Gain from extinguishment of debt ...............................       3,779,954       21,844,501
    Interest .......................................................           6,218            9,686
                                                                       -------------    -------------

                                                                           3,786,172       21,854,187

  Expenses:
    Interest .......................................................       1,957,751        1,842,170
    Management fee .................................................          93,750           93,750
    General and administrative .....................................          70,128           94,715
    Professional fees ..............................................          35,000           34,150
    Amortization of deferred costs .................................          15,846            4,817
                                                                       -------------    -------------

                                                                           2,172,475        2,069,602
                                                                       -------------    -------------

      Total other revenue and expenses .............................       1,613,697       19,784,585
                                                                       -------------    -------------

Income before gain on disposition of investment in partnership .....       1,540,458       20,028,106

Gain on disposition of investment in partnership ...................       4,593,810               --
                                                                       -------------    -------------

Net income .........................................................       6,134,268       20,028,106

Accumulated losses, beginning of period ............................    (135,202,160)    (149,566,388)
                                                                       -------------    -------------

Accumulated losses, end of period ..................................   $(129,067,892)   $(129,538,282)
                                                                       =============    =============


Net income allocated to General Partners (1.51%) ...................   $      92,627    $     302,424
                                                                       =============    =============

Net income allocated to Initial and Special Limited Partners (1.49%)   $      91,401    $     298,419
                                                                       =============    =============

Net income allocated to Additional Limited Partners (97%) ..........   $   5,950,240    $  19,427,263
                                                                       =============    =============

Net income per unit of Additional Limited Partner Interest,
  based on 73,337 and 73,342 units outstanding, respectively .......   $       81.14    $      264.89
                                                                       =============    =============


                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the three months ended
                                                                                           March 31,
                                                                                  ----------------------------
                                                                                      2004           2003
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $  6,134,268    $ 20,028,106

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of loss (income) from partnerships ..................................         73,239        (243,521)
    Gain from extinguishment of debt ..........................................     (3,779,954)    (21,844,501)
    Amortization of deferred costs ............................................         15,846           4,817
    Gain on disposition of investment in partnership ..........................     (4,593,810)             --

    Changes in assets and liabilities:
      Decrease in other assets ................................................          4,320               9
      Increase in accrued interest payable ....................................      1,957,751       1,842,170
      Payment of purchase money note interest .................................             --         (17,502)
      Decrease in accounts payable and accrued expenses .......................        (46,492)        (42,251)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (234,832)       (272,673)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................         51,085              --
                                                                                  ------------    ------------

Cash flows from financing activities:
  Payment of purchase money note principal ....................................             --        (100,000)
                                                                                  ------------    ------------


Net decrease in cash and cash equivalents .....................................       (183,747)       (372,673)

Cash and cash equivalents, beginning of period ................................      4,365,068       4,862,869
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  4,181,321    $  4,490,196
                                                                                  ============    ============



Non-cash investing activity:
  Proceeds from disposition of investment in partnership, accrued at March 31,
    2004, collected in April 2004, net of disposition fee payable to related party,
    accrued at March 31, 2004, paid in April 2004 .............................   $ 10,431,774    $         --
                                                                                  ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of March 31, 2004, and the results of its operations and its cash flows for the three month periods ended March 31, 2004 and 2003. The results of operations for the interim period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2003. Certain balances in the consolidated balance sheet at December 31, 2003, have been reclassified to conform them to the presentation in the consolidated balance sheet at March 31, 2004.

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership). The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have on the Partnership's financial condition and results of operations related to the Partnership's investments in limited partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46-R in these financial statements. As of March 31, 2004, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $9,525,227.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


2. INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $17,520,081 plus aggregate accrued interest of $79,810,035 as of March 31, 2004, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. However, see the discussion relating to Highland Village, below, for information concerning the outstanding accrued interest balance of the purchase money notes related to Highland Village, even though the property related to Highland Village has been sold.

     The purchase money notes related to the following properties have matured and have not been paid or extended as of May 12, 2004.

     Property                Principal      Maturity
     --------                ----------     --------

     Crescent Gardens        $  434,000     07/31/99
     Valley View                920,000     09/01/99
     Westport Village           840,000     09/01/99
     Pilgrim Tower East       1,450,000     11/30/03
     Pilgrim Tower North      2,065,000     11/30/03

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2003, and through May 12, 2004.

     Property                Principal          Date             Disposition
     --------                ----------     ------------         -----------

     Canonsburg House        $1,440,000     January 2003         Transferred
     Char House               1,430,000     January 2003         Transferred
     Liberty Tower            1,340,000     January 2003         Transferred
     Wellington Woods           485,000     January 2003         Transferred
     Glenridge Gardens          640,000     February 2004        Transferred

     The remaining purchase money notes mature in the second half of 2004 ($11,311,081 aggregate principal balance), and in 2025 ($500,000 principal balance).

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 19 Local Partnerships in which the Partnership is invested as of March 31, 2004, the ten Local Partnerships with associated purchase money notes which have matured or which mature through March 31, 2005, and which remain unpaid or unextended as of May 12, 2004, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.


                                    Percentage of Total            Partnership's Share of
                                   Distributions Received                Loss from
     For the Year Ending           from Local Partnerships           Local Partnerships
     -------------------           -----------------------         ----------------------
     December 31, 2003                     10.1%                        $(442,314)
     December 31, 2002                      2.9%                        $(82,378)


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2004 and 2003, was $1,957,751 and $1,842,170,
respectively. The accrued interest payable on the purchase money notes of $79,810,035 and $81,028,484 as of March 31, 2004, and December 31, 2003,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                 Canonsburg House, Char House, and Liberty Tower
                 -----------------------------------------------

     The Partnership defaulted on its six purchase money notes related to Canonsburg Housing Associates Limited Partnership (Canonsburg House), Char House Highrise Association Limited Partnership (Char House), and Liberty Tower Associates Limited Partnership (Liberty Tower) on December 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $4,510,000 and $12,951,810, respectively. The Partnership tried to negotiate to extend the maturity date of the purchase money notes for up to five years. However, on September 8, 2000, the Partnership received service of three suits by the noteholder of one of the notes with respect to each of the three partnerships for foreclosure on the Partnership's interests. The Partnership filed its answers on October 24, 2000, although it continued to negotiate with the plaintiff. The Partnership entered into a settlement agreement on October 22, 2001, pursuant to which it obtained an extension of the maturity date of the three larger notes to January 2003 and paid off the three smaller notes (to other noteholders) at a discount at the settlement date. Under the extension agreement, documents transferring the Partnership's interests in Canonsburg House, Char House and Liberty Tower to the noteholder were placed in escrow to be released to the noteholder upon the earlier of occurrence of a future default by the Partnership on the purchase money notes or January 3, 2003. In January 2003, the Partnership's interests in these three Local Partnerships, relating to the remaining three purchase money notes, were transferred to the noteholder. As of January 6, 2003, remaining principal and accrued interest of $4,210,000 and $18,732,176, respectively, were due. The transfer of the Partnership's interests in these three Local Partnerships resulted in gain from extinguishment of debt for financial statement purposes of $18,719,253 in 2003, and in total gain for federal tax purposes of $20,642,707 in 2003.

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extends the maturity date up to July 31, 2004, subject to semi-annual interest payments, and reduces the interest rate of the First Crescent Note. The Partnership did not make the semi- annual interest payment due in January 2004, and is currently negotiating

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

with the noteholder concerning possible transfer of its interests. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of May 12, 2004, principal and accrued interest of $434,000 and $1,425,325, respectively, were due on the Second Crescent Note. Crescent Gardens recently completed mortgage restructuring under the Mark-to-Market program, and the associated loan restructuring requirement will likely inhibit the local managing general partner's ability to sell this property. It is anticipated that the property will now operate at a break-even level, and that future cash distributions are highly unlikely.

                                 DeAngelis Manor
                                 ---------------

     On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of May 12, 2004, the note has not been cancelled pending final receipt of accumulated cash from the property's previous operations and payment thereof to the purchase money noteholder.

                                Glenridge Gardens
                                -----------------

     The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,928,809, respectively. As of February 4, 2004, principal and accrued interest of $640,000 and $2,863,577, respectively, were due. On June 16, 2000, the Partnership and noteholder agreed to extend the maturity date of the purchase money note to January 2001, in exchange for a payment which was applied to the purchase money note principal balance. Under the extension agreement, documents transferring the Partnership's interest in Glenridge Gardens to the noteholder were placed in escrow to be released to the noteholder upon a future default by the Partnership. The Partnership reached an agreement with the noteholder in which the noteholder agreed to forbear from taking any action with respect to the note through January 3, 2002, in exchange for a payment which was applied to the purchase money note principal balance. During 2002, the Partnership reached another agreement with the noteholder to extend forbearance through January 3, 2003. On February 4, 2004, the Partnership's interest in Glenridge Gardens was transferred to the purchase money noteholder. The transfer of the Partnership's interest in Glenridge Gardens resulted in gain from extinguishment of debt for financial statement purposes of $3,779,954 in 2004, and in total gain for federal tax purposes of $5,208,679 in 2004.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     Due to the subsequent transfer of the Partnership's interest in Glenridge Gardens to the noteholder, the net unamortized amount of acquisition fees and property purchase costs, which totaled $36,247 at December 31, 2003, was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet.

                              Harborview Apartments
                              ---------------------

     The Partnership defaulted on its purchase money notes related to Harborview Apartments Associates Limited Partnership (Harborview Apartments) on August 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $3,000,000 and $5,342,321, respectively. On October 31, 2000, the Partnership and noteholder agreed to extend the maturity date of the purchase money note to August 1, 2004, and the Partnership placed an assignment of its interest in Harborview Apartments into escrow. The Partnership has until August 1, 2004, to pay the purchase money notes in full, and if not paid the noteholder may exercise its option to purchase the notes and the collateral securing them for the then outstanding principal and interest balances.

     Due to the impending transfer of the Partnership's interest in Harborview Apartments to the noteholder, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $763,572 and $793,364 at March 31, 2004 and December 31, 2003,
respectively, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     As of May 12, 2004, the noteholder has not provided the required six months' notice to the Partnership of acceleration of the maturity date of the notes, and the Partnership has not removed the unpaid balance in the amount of $5,486,253 from its books, even though the nonrecourse notes are essentially worthless because the collateral that secures them (the Partnership's interest in Highland Village) has no value since Highland Village sold its only assets. As a result, the Partnership stopped accruing interest on the notes effective the date of the sale of the property on April 26, 2002. Upon acceleration and resulting cancellation of the notes, gain from extinguishment of debt, in the approximate amount of $5.4 million, will be recognized by the Partnership. There is no assurance that the acceleration will occur.

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower East Associates Limited Partnership (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of May 12, 2004, principal and accrued interest of $1,450,000 and $3,676,454, respectively, were due. The Partnership and the noteholder have signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the principal and accrued interest outstanding on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. There is no assurance that a sale of the Partnership's interest in Pilgrim Tower East will occur.

     Due to the impending sale of the Partnership's interest in Pilgrim Tower East, the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at both March 31, 2004 and December 31, 2003, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                               Pilgrim Tower North
                               -------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) on April 30, 2000, when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $18,922,763, respectively. As of May 12, 2004, principal and accrued interest of $2,065,000 and $22,210,589, respectively, were due. The Partnership signed a contract with the noteholder which allows the noteholder to purchase the property in exchange for the principal and accrued interest outstanding on the purchase money note and assumption or prepayment by the noteholder of the mortgage note, the flexible subsidy note and all related debt associated with the property. In addition, in exchange for the noteholder's forbearance to November 30, 2003, the Partnership made a principal payment applied to the note in January 2002. The Partnership and the noteholder have agreed to extend the closing date of the sale to July 2004. There is no assurance that a sale of the property will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     Due to the impending sale of the property related to the Partnership's investment in Pilgrim Tower North to the noteholder, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $2,336,403 and $2,347,376 at March 31, 2004 and December 31, 2003, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                   Valley View
                                   -----------

     The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $920,000 and $1,788,829, respectively. As of May 12, 2004, principal and accrued interest of $920,000 and $2,390,932, respectively, were due. The Partnership was sued by the noteholders but there has not been any action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes were not repaid by a future date to be negotiated; at that time, the net unamortized amount of acquisition fees and property purchase costs, which totaled $37,315, was reclassified to investment in partnerships held in escrow. However, there has been no communication with the noteholders since 2000. Therefore, effective March 31, 2004, the amounts which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


2. INVESTMENTS IN PARTNERSHIPS - Continued

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of May 12, 2004, principal and accrued interest of $840,000 and $2,161,870, respectively, were due. The Partnership was sued by the noteholders but there has not been any action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders may purchase the interests for the outstanding debt if the property is not sold and/or the notes were not repaid by a future date to be negotiated; at that time, the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow. However, there has been no communication with the noteholders since 2000. Therefore, effective March 31, 2004, the amounts which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts.

b.   Property matters
     ----------------

                                Campbell Terrace
                                ----------------

     On June 16, 2003, the local managing general partner executed a contract to sell the property owned by Campbell Terrace Associates (Campbell Terrace). On March 31, 2004, Campbell Terrace was sold; cash proceeds received by the Partnership in April 2004 totaled $10,931,774. The sale resulted in gain on disposition of investment in partnership of $4,593,810 for financial statement purposes and in a total gain of approximately $9.0 million for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in April 2004 the Managing General Partner was paid a disposition fee of $500,000 related to the sale. The fee was accrued at March 31, 2004, and was netted against the related gain on disposition of investment in partnership at March 31, 2004.

     Due to the impending sale of the property related to the Partnership's investment in Campbell Terrace, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $5,875,761 at December 31, 2003, was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2003.

                                 Madison Square
                                 --------------

     The Local Managing General Partner of Madison Square Ltd. Dividend Housing Association (Madison Square) requested debt relief effective October 1, 2001. The property has depleted its operating cash and replacement reserve funds, therefore, the Local Managing General Partner requested from the lender that the debt payments be reduced to interest only payments until such time as the property can be sold. Effective January 1, 2002, the lender approved interest only payments and a reduction in the rate for a period of five years. The Local Managing General Partner has been searching for a not-for-profit organization to purchase the property but has no firm offers as of May 12, 2004. As of March 31, 2004, the Partnership's remaining investment in Madison Square, which consisted of net unamortized acquisition fees and property purchase costs, was $15,031. There is no assurance that a sale of the property will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 19 and 21 Local Partnerships in which the Partnership was invested as of March 31, 2004 and 2003, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                              For the three months ended
                                                                       March 31,
                                                ------------------------------------------------------------
                                                           2004                             2003
                                                --------------------------       ---------------------------
                                                  Equity                           Equity
                                                  Method        Suspended          Method         Suspended
                                                ----------      ----------       ----------       ----------
         Number of Local Partnerships                9              10               10               11
                                                     =              ==               ==               ==

         Revenue:
           Rental                               $2,701,416      $2,650,568       $3,347,062       $2,820,824
           Other                                   142,583         102,611          224,642          127,599
                                                ----------      ----------       ----------       ----------

             Total revenue                       2,843,999       2,753,179        3,571,704        2,948,423
                                                ----------      ----------       ----------       ----------

         Expenses:
           Operating                             2,127,097       1,884,805        2,325,706        1,927,586
           Interest                                307,750         472,017          367,438          546,904
           Depreciation and amortization           482,947         540,162          632,182          557,298
                                                ----------      ----------       ----------       ----------

             Total expenses                      2,917,794       2,896,984        3,325,326        3,031,788
                                                ----------      ----------       ----------       ----------

         Net (loss) income                      $  (73,795)     $ (143,805)      $  246,378       $  (83,365)
                                                ==========      ==========       ==========       ==========

         Cash distributions                     $   51,085      $       --       $       --       $       --
                                                ==========      ==========       ==========       ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                      $   51,085      $       --       $       --       $       --
                                                ==========      ==========       ==========       ==========

         Cash distributions recorded
           as income                            $       --      $       --       $                $       --

         Partnership's share of Local
           Partnership net (loss) income           (73,239)            --           243,521              --
                                                -------------------------        --------------------------


         Share of (loss) income
           from partnerships                            $(73,239                          $243,521
                                                        ========                          ========


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships for which the Partnership's carrying value is zero (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of March 31, 2004 and 2003, the Partnership's share of cumulative losses to date for 10 and 11 of the 19 and 21 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $10,262,488 and $9,753,729, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $42,174 and $58,028 for the three month periods ended March 31, 2004 and 2003, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended March 31, 2004 and 2003.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sale proceeds and making certain minimum distributions to Limited Partners. In April 2004, the Managing General Partner was paid a disposition fee of $500,000 related to the sale of the property owned by Campbell Terrace Associates on March 31, 2004. The fee was accrued at March 31, 2004, and was netted against the related gain on disposition of investment in partnership at March 31, 2004.


4.   CASH DISTRIBUTION

     On April 7, 2004, the Managing General Partner approved a cash distribution of $5,280,264 ($72 per Unit) to be paid on May 21, 2004, to Additional Limited Partners who were holders of record as of April 1, 2004. The distribution consisted of proceeds received from the sale of the property owned by Campbell Terrace.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2003. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for ten Local Partnerships in which the Partnership's investment balances have been reduced to zero.

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

     Mark-to-Market (M2M) implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. In some instances, a property will be able to meet its existing debt service payments after the reduction in rental income. In this case, the property may enter the M2M "Lite" program, which would not require a debt restructuring. In the remaining instances, the affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This would involve reducing the first mortgage loan balance to an amount supportable by the property's operations, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan would be converted to a non-performing but accruing (soft) second mortgage loan. When the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate. The Internal Revenue Service issued a ruling in July 1998,that concluded that the below-market rate of interest would not generate additional ordinary income. Each property subject to M2M will be affected in a different manner, and it is difficult to predict the exact form of restructuring, or potential tax liabilities to the Limited Partners, at this time. All properties, upon entering the M2M program (excluding M2M Lite), are required to enter into an agreement restricting the property's use to affordable housing for 30 years.

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

     In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five-year conditional Section 8 HAP contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to- Market program will receive increased cash flow, as the limited dividend will be increased in an amount equal to the increase in gross rental revenues.

     Naperville Housing Partners (Fairway Park) has a Section 8 HAP contract which expires January 1, 2005. The Section 8 HAP contract covers 20% of the apartment units in Fairway Park. The local managing general partner is evaluating what course of action to pursue upon expiration of the Section 8 HAP contract.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) has a Section 8 HAP contract which, as extended, expires February 28, 2005. The
Section 8 HAP contract covers 79% of the apartment units in Pilgrim Tower North. See Note 2.a. of the notes to consolidated financial statements contained in
Part I, Item 1, hereof, for information concerning a possible sale of the property owned by Pilgrim Tower North.

     As of March 31, 2004, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $2,336,403.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $4,181,321 as of March 31, 2004, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 12, 2004, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $17,520,081 plus aggregate accrued interest of $79,810,035 as of March 31, 2004, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. However, see Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the outstanding accrued interest balance of the purchase money notes related to Highland Village, even though the property related to Highland Village has been sold.

     The purchase money notes related to the following properties have matured and have not been paid or extended as of May 12, 2004.

     Property                Principal      Maturity
     --------                ----------     --------

     Crescent Gardens        $  434,000     07/31/99
     Valley View                920,000     09/01/99
     Westport Village           840,000     09/01/99
     Pilgrim Tower East       1,450,000     11/30/03
     Pilgrim Tower North      2,065,000     11/30/03

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2003, and through May 12, 2004.

     Property                Principal         Date              Disposition
     --------                ----------        ----              -----------

     Canonsburg House        $1,440,000     January 2003         Transferred
     Char House               1,430,000     January 2003         Transferred
     Liberty Tower            1,340,000     January 2003         Transferred
     Wellington Woods           485,000     January 2003         Transferred
     Glenridge Gardens          640,000     February 2004        Transferred

     The remaining purchase money notes mature in the second half of 2004 ($11,311,081 aggregate principal balance), and in 2025 ($500,000 principal balance).

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

     The Partnership's inability to pay certain of the purchase money note principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in one of these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 19 Local Partnerships in which the Partnership is invested as of March 31, 2004, the five Local Partnerships with associated purchase money notes which have matured or which mature through March 31, 2005, and which remain unpaid or unextended as of May 12, 2004, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                              Percentage of Total       Partnership's Share of
                             Distributions Received          Loss from
     For the Year Ended      from Local Partnerships      Local Partnerships
     ------------------      -----------------------    ----------------------

     December 31, 2003                10.1%                   $(442,314)
     December 31, 2002                 2.9%                   $(82,378)

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2004, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $183,747 during the three month period ended March 31, 2004, as net cash used in operating activities exceeded the receipt of distributions from partnerships. The primary uses of cash in operating activities were to pay management and professional fees, and general and administrative expenses. For the three month period ended March 31, 2004, no distributions were received from Local Partnerships for which the Partnership's carrying value is zero (equity method suspended). The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program with the resulting reduction in rental revenues.

     On April 7, 2004, the Managing General Partner approved a cash distribution of $5,280,264 ($72 per Unit) to be paid on May 21, 2004, to Additional Limited Partners who were holders of record as of April 1, 2004. The distribution consisted of proceeds received from the sale of Campbell Terrace. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money notes and related accrued interest, and for operating cash reserves.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended March 31, 2004, decreased from the corresponding period in 2003, primarily due to a decrease in gain from extinguishment of debt, a decrease in share of income from partnerships, an increase in interest expense due to compounding interest on three purchase money notes, nominal increases in amortization of deferred costs and professional fees, and a nominal decrease in interest revenue. These factors were partially offset by gain on disposition of investment in partnership recognized in 2004, and a decrease in general and administrative expenses related to lower reimbursed payroll costs. The decrease in share of income from partnerships was primarily due to: (i) the cessation of recording share of income from partnerships for one property that was sold in 2004; and (ii) an increase in operating expenses at properties owned by three Local Partnerships.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2004 and 2003, did not include losses of $260,739 and $232,900, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2004.

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures


     In April 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the April 2004 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

Part II. OTHER INFORMATION
Item 5. Other Information - Continued


                            Unregistered Tender Offer
                            -------------------------

     On July 31, 2003, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase no more than 4.9% of the outstanding Units in the Partnership (including 2,857 Units, or 3.88%, already owned by Peachtree affiliates) at a price of $65 per Unit. The offer expired March 31, 2004.
Peachtree is not affiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit.

     The Managing General Partner did not express any opinion and remained neutral toward the unregistered tender offer for the purchase of Units described above.

                                Cash Distribution

     On April 7, 2004, the Managing General Partner approved a cash distribution of $5,280,264 ($72 per Unit) to be paid on May 21, 2004, to Additional Limited Partners who were holders of record as of April 1, 2004. The distribution consisted of proceeds received from the sale of the property owned by Campbell Terrace.


Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibits

          Exhibit No. Description

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

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended March 31, 2004.

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




May 12, 2004                           by:  /s/ Michael J. Tuszka
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