Form 10QSB
period 2004-06-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2004-08-12
CIK 740371

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

                  For the quarterly period ended June 30, 2004


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED June 30, 2004





                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - June 30, 2004 and December 31, 2003...........................  1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2004 and 2003.....  2

         Consolidated Statements of Cash Flows
           - for the six months ended June 30, 2004 and 2003...............  3

         Notes to Consolidated Financial Statements
           - June 30, 2004 and 2003........................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 16

Item 3.  Controls and Procedures........................................... 21


PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities................................... 22

Item 5.  Other Information................................................. 22

Item 6.  Exhibits and Reports on Form 8-K.................................. 23

Signature.................................................................. 24

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                        June 30,        December 31,
                                                                                          2004             2003
                                                                                      -------------    -------------
                                                                                       (Unaudited)
Investments in partnerships .......................................................   $   6,155,693    $   6,431,282
Investment in partnerships held for sale or transfer ..............................       2,355,107        8,262,869
Investment in partnerships held in escrow .........................................         745,173          829,611
Cash and cash equivalents .........................................................       9,282,955        4,365,068
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $191,349 and $200,353, respectively ..........         196,617          223,021
Property purchase costs,
  net of accumulated amortization of $186,304 and $196,398, respectively ..........         184,883          219,602
Other assets ......................................................................             215            4,390
                                                                                      -------------    -------------

      Total assets ................................................................   $  18,920,643    $  20,335,843
                                                                                      =============    =============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  17,520,081    $  18,160,081
Accrued interest payable ..........................................................      81,737,808       81,028,484
Accounts payable and accrued expenses .............................................         120,341          155,795
                                                                                      -------------    -------------

      Total liabilities ...........................................................      99,378,230       99,344,360
                                                                                      -------------    -------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................     (15,027,227)      (9,746,963)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (131,370,966)    (135,202,160)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (80,457,587)     (79,008,517)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  18,920,643    $  20,335,843
                                                                                      =============    =============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                           For the three months ended              For the six months ended
                                                                    June 30,                                June 30,
                                                       ---------------------------------      ---------------------------------
                                                            2004               2003                2004                2003
                                                       -------------       -------------      -------------       -------------
Share of (loss) income from partnerships               $    (188,882)      $     143,748      $    (262,121)      $     387,269
                                                       -------------       -------------      -------------       -------------

Other revenue and  expenses:

  Revenue:
    Interest                                                  16,875               9,357             23,093              19,043
    Gain from extinguishment of debt                              --                  --          3,779,954          21,844,501
                                                       -------------       -------------      -------------       -------------

                                                              16,875               9,357          3,803,047          21,863,544
                                                       -------------       -------------      -------------       -------------

  Expenses:
    Interest                                               1,927,773           1,842,170          3,885,524           3,684,340
    Management fee                                            93,750              93,750            187,500             187,500
    General and administrative                                69,690              65,422            139,818             160,137
    Professional fees                                         35,000              36,151             70,000              70,301
    Amortization of deferred costs                             4,855               4,817             20,701               9,634
                                                       -------------       -------------      -------------       -------------

                                                           2,131,068           2,042,310          4,303,543           4,111,912
                                                       -------------       -------------      -------------       -------------

      Total other revenue and expenses                    (2,114,193)         (2,032,953)          (500,496)         17,751,632
                                                       -------------       -------------      -------------       -------------

(Loss) income before gain on disposition
  of investment in partnership                            (2,303,075)         (1,889,205)          (762,617)         18,138,901

Gain on disposition of investment
  in partnership                                                  --                  --          4,593,811                  --
                                                       -------------       -------------      -------------       -------------

Net (loss) income                                         (2,303,075)         (1,889,205)         3,831,194          18,138,901

Accumulated losses, beginning of period                 (129,067,891)       (129,538,282)      (135,202,160)       (149,566,388)
                                                       -------------       -------------      -------------       -------------

Accumulated losses, end of period                      $(131,370,966)      $(131,427,487)     $(131,370,966)      $(131,427,487)
                                                       =============       =============      =============       =============


Net (loss) income allocated
  to General Partners (1.51%)                          $     (34,776)      $     (28,527)     $      57,851       $     273,897
                                                       =============       =============      =============       =============

Net (loss) income allocated
  to Initial and Special
  Limited Partners (1.49%)                             $     (34,316)      $     (28,149)     $      57,085       $     270,270
                                                       =============       =============      =============       =============

Net (loss) income allocated
  to Additional Limited Partners (97%)                 $  (2,233,983)      $  (1,832,529)     $   3,716,258       $  17,594,734
                                                       =============       =============      =============       =============

Net (loss) income per unit of
  Additional Limited Partner Interest,
    based on 73,337 and 73,342 units
    outstanding at June 30, 2004 and
    December 31, 2003, respectively                    $      (30.46)      $      (24.99)     $       50.67       $      239.90
                                                       =============       =============      =============       =============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    For the six months ended
                                                                                             June 30,
                                                                                  ----------------------------
                                                                                      2004            2003
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $  3,831,194    $ 18,138,901

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of loss (income) from partnerships ..................................        262,121        (387,269)
    Gain from extinguishment of debt ..........................................     (3,779,954)    (21,844,501)
    Amortization of deferred costs ............................................         20,701           9,634
    Gain on disposition of investment in partnership ..........................     (4,593,811)             --

    Changes in assets and liabilities:
      Decrease in other assets ................................................          4,175              38
      Increase in accrued interest payable ....................................      3,885,524       3,684,340
      Payment of purchase money note interest .................................             --         (17,502)
      Decrease in accounts payable and accrued expenses .......................        (35,454)        (30,173)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (405,504)       (446,532)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Proceeds from disposition of investment in partnership,
    net of disposition fee of $500,000 paid to related party ..................     10,431,774              --
  Receipt of distributions from partnerships ..................................        171,881         280,868
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................     10,603,655         280,868
                                                                                  ------------    ------------

Cash flows from financing activities:
  Distribution to Limited Partners ............................................     (5,280,264)             --
  Payment of purchase money note principal ....................................             --        (100,000)
                                                                                  ------------    ------------

        Net cash used in financing activities .................................     (5,280,264)       (100,000)
                                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents ..........................      4,917,887        (265,664)

Cash and cash equivalents, beginning of period ................................      4,365,068       4,862,869
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  9,282,955    $  4,597,205
                                                                                  ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of June 30, 2004, and the results of its operations for the three and six month periods ended June 30, 2004 and 2003, and its cash flows for the six month periods ended June 30, 2004 and 2003. The results of operations for the interim periods ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2003. Certain balances in the consolidated balance sheet at December 31, 2003, have been reclassified to conform them to the presentation in the consolidated balance sheet at June 30, 2004.

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership). The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have on the Partnership's financial condition and results of operations related to the Partnership's investments in partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46-R in these financial statements. As of June 30, 2004, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $9,255,973.


2.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $17,520,081 plus aggregate accrued interest of $81,737,808 as of June 30, 2004, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. However, see the discussion relating to Highland Village, below, for information concerning the outstanding accrued interest balance of the purchase money notes related to Highland Village, even though the property related to Highland Village has been sold.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     The purchase money notes related to the following properties have matured and have not been paid or extended as of August 12, 2004.

     Property                            Principal     Maturity
     --------                           ----------     --------

     Crescent Gardens - Second Note     $  434,000     07/31/99
     Valley View                           920,000     09/01/99
     Westport Village                      840,000     09/01/99
     Pilgrim Tower East                  1,450,000     11/30/03
     Pilgrim Tower North                 2,065,000     11/30/03
     Crescent Gardens - First Note         434,000     07/31/04
     Harborview                          3,000,000     08/01/04

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2003, and through August 12, 2004.

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

     The remaining purchase money notes mature in 2004 subsequent to August 12, 2004 ($7,877,081 aggregate principal balance), and in 2025 ($500,000 principal balance).

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

                             June 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 19 Local Partnerships in which the Partnership is invested as of June 30, 2004, the ten Local Partnerships with associated purchase money notes which have matured or which mature through June 30, 2005, and which remain unpaid or unextended as of August 12, 2004, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2004, was $1,927,773 and $3,885,524, respectively, and $1,842,170 and $3,684,340 for the three and six month periods ended June 30, 2003, respectively. The accrued interest payable on the purchase money notes of $81,737,808 and $81,028,484 as of June 30, 2004 and December 31, 2003, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                 Canonsburg House, Char House, and Liberty Tower
                 -----------------------------------------------

     The Partnership defaulted on its six purchase money notes related to Canonsburg Housing Associates Limited Partnership (Canonsburg House), Char House Highrise Association Limited Partnership (Char House), and Liberty Tower Associates Limited Partnership (Liberty Tower) on December 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $4,510,000 and $12,951,810, respectively. The Partnership entered into a settlement agreement on October 22, 2001, pursuant to which it obtained an extension of the maturity date of the three larger notes to January 2003 and paid off the three smaller notes (to other noteholders) at a discount at the settlement date. Under the extension agreement, documents transferring the Partnership's interests in Canonsburg House, Char House and Liberty Tower to the noteholder were placed in escrow to be released to the noteholder upon the earlier of a future default by the Partnership on the purchase money notes or January 3, 2003. In January 2003, the Partnership's interests in these three Local Partnerships, relating to the remaining three purchase money notes, were transferred to the noteholder. As of January 6, 2003, remaining principal and accrued interest of $4,210,000 and $18,732,176, respectively, were due. The transfer of the Partnership's interests in these three Local Partnerships resulted in gain from extinguishment of debt for financial statement purposes of $18,719,253 in 2003, and in total gain for federal tax purposes of $20,642,707 in 2003.

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extended the maturity date to July 31, 2004, subject to semi-annual interest payments, and reduced the interest rate of the First Crescent Note. The Partnership did not make the semi-annual interest payment due in January 2004, and is currently in the process of transferring the collateral for the First Crescent Note (one-half of the Partnership's limited partner interest in the Local Partnership) to its current noteholder in satisfaction of that note. There is no assurance that a transfer of the Partnership's interest in Crescent Gardens to the noteholder will occur. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of August 12, 2004, principal and accrued interest of $434,000 and $865,916, respectively, were due on the First Crescent Note. As of August 12, 2004, principal and accrued interest of $434,000 and $1,446,643, respectively, were due on the Second Crescent Note. Crescent Gardens completed mortgage restructuring under the Mark-to-Market program last year, and the associated loan restructuring requirement will likely inhibit the local managing general partner's ability to sell this property. It is anticipated that the property will now operate at a break-even level, and that future cash distributions are highly unlikely.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     Due to the impending transfer of one-half of the Partnership's interest in Crescent Gardens to the noteholder of the First Crescent Note, one-half of the net unamortized amount of acquisition fees and property purchase costs, which totaled $8,625 at June 30, 2004, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet.

                                 DeAngelis Manor
                                 ---------------

     On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of August 12, 2004, the note has not been cancelled pending final receipt of accumulated cash from the property's previous operations and payment thereof to the purchase money noteholder.

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

                              Harborview Apartments
                              ---------------------

     The Partnership defaulted on its purchase money notes related to Harborview Apartments Associates Limited Partnership (Harborview Apartments) on August 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $3,000,000 and $5,342,321, respectively. On October 31, 2000, the Partnership and noteholders agreed to extend the maturity date of the purchase money notes to August 1, 2004, and the Partnership placed an assignment of its interest in Harborview Apartments into escrow. As of August 12, 2004, the notes were again in default, and principal and accrued interest of $3,000,000 and $7,171,747, respectively, were due. The noteholders are attempting to finalize regulatory authority for the transfer of interests in satisfaction of the outstanding principal and interest balances. There is no assurance that a transfer of the Partnership's interest in Harborview to the noteholders will occur.

     Due to the impending transfer of the Partnership's interest in Harborview Apartments to the noteholder, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $745,173 and $793,364 at June 30, 2004 and December 31, 2003,
respectively, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

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

     On April 26, 2002, the property related to Highland Village was sold to a limited partnership whose general partner is also the local managing general partner of Highland Village. In accordance with the terms of the Restructuring Agreement, the Partnership's share of the proceeds was distributed directly to the noteholder, and was applied first to principal until all principal was repaid ($1,100,000), and thereafter to interest ($186,870).

     However, as of August 12, 2004, the noteholder has not provided the required six months' notice to the Partnership of acceleration of the maturity date of the notes, and the Partnership has not removed the remaining unpaid accrued interest balance of $5,486,253 from its books, even though the nonrecourse notes are essentially worthless because the collateral that secures them (the Partnership's interest in Highland Village) has no value since Highland Village sold its only assets. As a result, the Partnership stopped accruing interest on the notes effective the date of the sale of the property on April 26, 2002. Upon acceleration and resulting cancellation of the notes or October 31, 2004, whichever occurs first, gain from extinguishment of debt, in the approximate amount of $5.4 million, will be recognized by the Partnership. There is no assurance that any acceleration will occur.

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower East Associates Limited Partnership (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of August 12, 2004, principal and accrued interest of $1,450,000 and $3,731,130, respectively, were due. The Partnership and the noteholder signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. The contract for the sale of the Partnership's interest expired in November 2003, however, the parties are currently negotiating an extension to provide for a closing scheduled for December 2004. There is no assurance that a sale of the Partnership's interest in Pilgrim Tower East will occur.

     Due to the impending sale of the Partnership's interest in Pilgrim Tower East, the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at both June 30, 2004 and December 31, 2003, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                               Pilgrim Tower North
                               -------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) on April 30, 2000, when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $18,922,763, respectively. As of August 12, 2004, principal and accrued interest of $2,065,000 and $22,988,757, respectively, were due. The Partnership signed a contract with the noteholder which allows the noteholder to purchase the property in exchange for the principal and accrued interest outstanding on the purchase money note and assumption or prepayment by the noteholder of the mortgage note, the flexible subsidy note and all related debt associated with the property. In addition, in exchange for the noteholder's forbearance to November 30, 2003, the Partnership made a principal payment applied to the note in January 2002. The Partnership and the noteholder are negotiating an extension of the closing date of the sale to December 2004. There is no assurance that a sale of the property will occur.

     Due to the impending sale of the property related to the Partnership's investment in Pilgrim Tower North to the noteholder, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $2,274,953 and $2,347,376 at June 30, 2004 and December 31, 2003, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                   Valley View
                                   -----------

     The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $920,000 and $1,788,829, respectively. As of August 12, 2004, principal and accrued interest of $920,000 and $2,422,924, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the net unamortized amount of acquisition fees and property purchase costs, which totaled $37,315, was reclassified to investment in partnerships held in escrow. Until June 2004, there had been no communication with the noteholders since 2000. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts. However, in June 2004, the Partnership was notified that the noteholders were seeking to implement the transfer of the Partnership's interest in Valley View to the noteholders. There can be no assurance that a transfer of Partnership's interest in Valley View will occur.

     Due to the impending transfer of Partnership's interest in Valley View to the noteholders, the net unamortized amount of acquisition fees and property purchase costs, which totaled $31,797 at June 30, 2004, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

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

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of August 12, 2004, principal and accrued interest of $840,000 and $2,190,870, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow. However, there has been no communication with the noteholders concerning implementing the settlement since 2000. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts.

b.   Property matters
     ----------------

                                Campbell Terrace
                                ----------------

     On June 16, 2003, the local managing general partner executed a contract to sell the property owned by Campbell Terrace Associates (Campbell Terrace). On March 31, 2004, Campbell Terrace was sold; cash proceeds received by the Partnership in April 2004 totaled $10,931,774. The sale resulted in gain on disposition of investment in partnership of $4,593,811 for financial statement purposes and a total gain of approximately $9.0 million for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in April 2004 the Managing General Partner was paid a disposition fee of $500,000 related to the sale. The fee was accrued at March 31, 2004, and was netted against the related gain on disposition of investment in partnership at March 31, 2004.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     Due to the impending sale of the property related to the Partnership's investment in Campbell Terrace, the Partnership's basis in the Local Partnership, along with net unamortized acquisition fees and property purchase costs, which totaled $5,875,761 at December 31, 2003, was reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet.

                                 Madison Square
                                 --------------

     The Local Managing General Partner of Madison Square Ltd. Dividend Housing Association (Madison Square) requested debt relief effective October 1, 2001. The property has depleted its operating cash and replacement reserve funds. Therefore, the Local Managing General Partner requested from the lender that the debt payments be reduced to interest only payments until such time as the property can be sold. Effective January 1, 2002, the lender approved interest only payments and a reduction in the rate for a period of five years. The Local Managing General Partner has been searching for a not-for-profit organization to purchase the property, but has received no firm offer as of August 12, 2004. As of June 30, 2004, the Partnership's remaining investment in Madison Square, which consisted of net unamortized acquisition fees and property purchase costs, was $14,340.

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 19 and 21 Local Partnerships in which the Partnership was invested as of June 30, 2004 and 2003, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


2. INVESTMENTS IN PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                      For the three months ended
                                                                               June 30,
                                                  -----------------------------------------------------------
                                                             2004                             2003
                                                  -----------------------------------------------------------
                                                    Equity                           Equity
                                                    Method        Suspended          Method         Suspended
                                                  ----------      ----------       ----------       ----------
         Number of Local Partnerships                  9              10               10               11
                                                       =              ==               ==               ==

         Revenue:
           Rental                                 $2,473,029      $2,650,572       $3,442,886       $2,820,826
           Other                                     104,981         102,616          199,990          127,598
                                                  ----------      ----------       ----------       ----------

             Total revenue                         2,578,010       2,753,188        3,642,876        2,948,424
                                                  ----------      ----------       ----------       ----------

         Expenses:
           Operating                               2,065,660       1,884,808        2,553,520        1,927,589
           Interest                                  307,752         472,018          367,439          546,906
           Depreciation and amortization             482,949         540,163          632,182          557,299
                                                  ----------      ----------       ----------       ----------

             Total expenses                        2,856,361       2,896,989        3,553,141        3,031,794
                                                  ----------      ----------       ----------       ----------

         Net (loss) income                        $ (278,351)     $ (143,801)      $   89,735       $  (83,370)
                                                  ==========      ==========       ==========       ==========

         Cash distributions                       $   33,692      $   87,104       $  225,650       $   55,218
                                                  ==========      ==========       ==========       ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                        $   33,692      $       --       $  225,650       $       --
                                                  ==========      ==========       ==========       ==========

         Cash distributions recorded
           as income                              $       --      $   87,104       $       --       $   55,218

         Partnership's share of Local
           Partnership net (loss) income            (275,986)             --           88,530               --
                                                  --------------------------       ---------------------------

         Share of (loss) income
           from partnerships                              $(188,882)                          $143,748
                                                          =========                           ========


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                                  For the six months ended
                                                                           June 30,
                                                  -----------------------------------------------------------
                                                             2004                             2003
                                                  --------------------------       --------------------------
                                                    Equity                           Equity
                                                    Method        Suspended          Method         Suspended
                                                  ----------      ----------       ----------       ----------
         Number of Local Partnerships                  9              10               10               11
                                                       =              ==               ==               ==

         Revenue:
           Rental                                 $5,174,445      $5,301,140       $6,789,948       $5,641,650
           Other                                     247,564         205,227          424,632          255,197
                                                  ----------      ----------       ----------       ----------

             Total revenue                         5,422,009       5,506,367        7,214,580        5,896,847
                                                  ----------      ----------       ----------       ----------

         Expenses:
           Operating                               4,192,757       3,769,613        4,879,226        3,855,175
           Interest                                  615,502         944,035          734,877        1,093,810
           Depreciation and amortization             965,896       1,080,325        1,264,364        1,114,597
                                                  ----------      ----------       ----------       ----------

             Total expenses                        5,774,155       5,793,973        6,878,467        6,063,582
                                                  ----------      ----------       ----------       ----------

         Net (loss) income                        $ (352,146)     $ (287,606)      $  336,113       $ (166,735)
                                                  ==========      ==========       ==========       ==========

         Cash distributions                       $   84,777      $   87,104       $  225,650       $   55,218
                                                  ==========      ==========       ==========       ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                        $   84,777      $       --       $  225,650       $       --
                                                  ==========      ==========       ==========       ==========

         Cash distributions recorded
           as income                              $       --      $   87,104       $       --       $   55,218

         Partnership's share of Local
           Partnership net (loss) income            (349,225)           --            332,051            --
                                                  ------------------------         ------------------------

         Share of (loss) income from
           partnerships                                    $(262,121)                        $387,269
                                                           =========                         ========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of June 30, 2004 and 2003, the Partnership's share of cumulative losses to date for 10 and 11 of the 19 and 21 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $10,403,997 and $9,836,563, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2004 and 2003

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $55,878 and $98,052 for the three and six month periods ended June 30, 2004, respectively, and $58,647 and $116,676 for the three and six month periods ended June 30, 2003, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended June 30, 2004 and 2003, and $187,500 for each of the six month periods ended June 30, 2004 and 2003.

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


4.   CASH DISTRIBUTION

     On May 21, 2004, the Managing General Partner made a cash distribution of $5,280,264 ($72 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2004. The distribution consisted of proceeds received from the sale of the property owned by Campbell Terrace.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2003. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for ten Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership). The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have on the Partnership's financial condition and results of operations related to the Partnership's investments in Local Partnerships.

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

     Naperville Housing Partners (Fairway Park) has a Section 8 HAP contract which expires January 1, 2005, although it has two automatic five-year renewal terms to 2014. The Section 8 HAP contract covers 20% of the apartment units in Fairway Park. The local managing general partner is in the process of exploring refinancing the property's mortgage debt.

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

     Tradewinds West Limited  Dividend  Housing  Association  (Tradewinds) has a
Section 8 HAP contract which expires April 30, 2005. The Section 8 HAP contract covers 43% of the apartment units in Tradewinds. It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.

     Harborview Apartments Associates (Harborview) has a Section 8 HAP contract which expires May 31, 2005. The Section 8 HAP contract covers substantially all of the apartment units in Harborview. It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.

     As of June 30, 2004, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $3,690,920.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $9,282,955 as of June 30, 2004, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 12, 2004, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $17,520,081 plus aggregate accrued interest of $81,737,808 as of June 30, 2004, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity. However, see Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the remaining outstanding accrued interest balance of the purchase money notes related to Highland Village, even though the property related to Highland Village has been sold.

     The purchase money notes related to the following properties have matured and have not been paid or extended as of August 12, 2004.

     Property                                 Principal            Maturity
     --------                                ----------            --------

     Crescent Gardens - Second Note          $  434,000            07/31/99
     Valley View                                920,000            09/01/99
     Westport Village                           840,000            09/01/99
     Pilgrim Tower East                       1,450,000            11/30/03
     Pilgrim Tower North                      2,065,000            11/30/03
     Crescent Gardens - First Note              434,000            07/31/04
     Harborview                               3,000,000            08/01/04

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2003, and through August 12, 2004.

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

     The remaining purchase money notes mature in 2004 subsequent to August 12, 2004 ($7,877,081 aggregate principal balance), and in 2025 ($500,000 principal balance).

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 19 Local Partnerships in which the Partnership is invested as of June 30, 2004, the ten Local Partnerships with associated purchase money notes which have matured or which mature through June 30, 2005, and which remain unpaid or unextended as of August 12, 2004, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2004, the receipt of distributions from Local Partnerships and existing cash resources were adequate to support operating cash requirements. The primary uses of cash in operating activities were to pay management and professional fees, and general and administrative expenses. Cash and cash equivalents increased $4,917,887 during the six month period ended June 30, 2004, primarily as a result of proceeds received from the sale of the property owned by Campbell Terrace Associates (Campbell Terrace) after distribution of a portion thereof to Additional Limited Partners. For the six month period ended June 30, 2004, $87,104 of the distributions received from Local Partnerships were from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program with the resulting reduction in rental revenues.

     On May 21, 2004, the Managing General Partner made a cash distribution of $5,280,264 ($72 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2004. The distribution consisted of proceeds received from the sale of Campbell Terrace. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money notes and related accrued interest, and for operating cash reserves.

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss of $2,303,075 for the three month period ended June 30, 2004, compared to net loss of $1,889,205 for the corresponding period in 2003, primarily due to a decrease in share of income from partnerships, an increase in interest expense due to compounding interest on three purchase money notes, and nominal increases in general and administrative expenses and amortization of deferred costs. These factors were partially offset by an increase in interest revenue due to higher cash and cash equivalent balances and a nominal decrease in professional fees. The decrease in share of income from partnerships was primarily due to: (i) the cessation of recording share of income from one Local Partnership whose related property was sold in 2004; and (ii) a decrease in rental income at the properties owned by two Local Partnerships.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership's net income for the six month period ended June 30, 2004, decreased from the corresponding period in 2003, primarily due to a decrease in gain from extinguishment of debt, a decrease in share of income from partnerships as discussed above, an increase in interest expense, as discussed above, and an increase in amortization of deferred costs. Partially offsetting the decrease in net income were an increase in gain on disposition of investment in partnership related to the sale of Campbell Terrace, a decrease in general and administrative expenses due to lower reimbursed payroll costs, an increase in interest revenue as discussed above, and a nominal decrease in professional fees.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2004 did not include losses of $260,736 and $521,475, respectively, compared to excluded losses of $232,903 and $465,803, for the three and six month periods ended June 30, 2003, respectively.

     No other significant changes in the Partnership's operations have taken place during the six month period ended June 30, 2004.


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

                                Cash Distribution
                                -----------------

     On May 21, 2004, the Managing General Partner made a cash distribution of $5,280,264 ($72 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2004. The distribution consisted of proceeds received from the sale of the property owned by Campbell Terrace.

Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

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

     b. No Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 2004.

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




August 12, 2004                        by:  /s/ Michael J. Tuszka
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