Form 10QSB
period 2004-09-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2004-11-15
CIK 740371

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

                For the quarterly period ended September 30, 2004


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

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004


                                                                          Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - September 30, 2004 and December 31, 2003.....................   1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2004
             and 2003.....................................................   2

         Consolidated Statements of Cash Flows
           - for the nine months ended September 30, 2004
             and 2003.....................................................   3

         Notes to Consolidated Financial Statements
           - September 30, 2004 and 2003..................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  17

Item 3.  Controls and Procedures..........................................  22


PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities..................................  23

Item 5.  Other Information................................................  23

Item 6.  Exhibits.........................................................  24

Signature.................................................................  25

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                                      September 30,     December 31,
                                                                                          2004             2003
                                                                                      -------------    -------------
                                                                                       (Unaudited)
Investments in partnerships .......................................................   $   4,051,625    $   6,431,282
Investment in partnerships held for sale or transfer ..............................       4,849,928        8,262,869
Investment in partnerships held in escrow .........................................         887,983          829,611
Cash and cash equivalents .........................................................       9,137,885        4,365,068
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $136,397 and $200,353, respectively ..........         136,905          223,021
Property purchase costs,
  net of accumulated amortization of $155,631 and $196,398, respectively ..........         149,681          219,602
Other assets ......................................................................             349            4,390
                                                                                      -------------    -------------

      Total assets ................................................................   $  19,214,356    $  20,335,843
                                                                                      =============    =============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  17,520,081    $  18,160,081
Accrued interest payable ..........................................................      83,665,581       81,028,484
Accounts payable and accrued expenses .............................................         134,237          155,795
                                                                                      -------------    -------------

      Total liabilities ...........................................................     101,319,899       99,344,360
                                                                                      -------------    -------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................     (15,027,227)      (9,746,963)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (133,018,922)    (135,202,160)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (82,105,543)     (79,008,517)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  19,214,356    $  20,335,843
                                                                                      =============    =============


                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                         For the three months ended              For the nine months ended
                                                               September 30,                           September 30,
                                                       ---------------------------------      ---------------------------------
                                                            2004               2003                2004                2003
                                                       -------------       -------------      -------------       -------------
Share of income from partnerships                      $     443,503       $     215,041      $     181,382       $     602,310
                                                       -------------       -------------      -------------       -------------

Other revenue and  expenses:

  Revenue:
    Interest                                                  23,512               6,358             46,605              25,401
    Gain from extinguishment of debt                              --                  --          3,779,954          21,844,501
                                                       -------------       -------------      -------------       -------------

                                                              23,512               6,358          3,826,559          21,869,902
                                                       -------------       -------------      -------------       -------------

  Expenses:
    Interest                                               1,927,773           1,842,170          5,813,297           5,526,510
    Management fee                                            93,750              93,750            281,250             281,250
    General and administrative                                67,130              89,237            206,947             249,374
    Professional fees                                         29,676              34,150             99,676             104,451
    Amortization of deferred costs                             4,854               4,817             25,554              14,451
                                                       -------------       -------------      -------------       -------------

                                                           2,123,183           2,064,124          6,426,724           6,176,036
                                                       -------------       -------------      -------------       -------------

      Total other revenue and expenses                    (2,099,671)         (2,057,766)        (2,600,165)         15,693,866
                                                       -------------       -------------      -------------       -------------

(Loss) income before gain on disposition
  of investment in partnership                            (1,656,168)         (1,842,725)        (2,418,783)         16,296,176

Gain on disposition of investment
  in partnership                                               8,212                  --          4,602,021                  --
                                                       -------------       -------------      -------------       -------------

Net (loss) income                                         (1,647,956)         (1,842,725)         2,183,238          16,296,176

Accumulated losses, beginning of period                 (131,370,966)       (131,427,487)      (135,202,160)       (149,566,388)
                                                       -------------       -------------      -------------       -------------

Accumulated losses, end of period                      $(133,018,922)      $(133,270,212)     $(133,018,922)      $(133,270,212)
                                                       =============       =============      =============       =============


Net (loss) income allocated
  to General Partners (1.51%)                          $     (24,884)      $     (27,825)     $      32,967       $     246,072
                                                       =============       =============      =============       =============

Net (loss) income allocated
  to Initial and Special
  Limited Partners (1.49%)                             $     (24,555)      $     (27,457)     $      32,530       $     242,813
                                                       =============       =============      =============       =============

Net (loss) income allocated
  to Additional Limited Partners (97%)                 $  (1,598,517)      $  (1,787,443)     $   2,117,741       $  15,807,291
                                                       =============       =============      =============       =============

Net (loss) income per unit of
  Additional Limited Partner Interest,
    based on 73,337 and 73,342 units
    outstanding at September 30, 2004 and
    2003, respectively                                 $      (21.80)      $      (24.37)     $       28.88       $      215.53
                                                       =============       =============      =============       =============


                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                   For the nine months ended
                                                                                          September 30,
                                                                                  ----------------------------
                                                                                      2004            2003
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $  2,183,238    $ 16,296,176

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (181,382)       (602,310)
    Gain from extinguishment of debt ..........................................     (3,779,954)    (21,844,501)
    Amortization of deferred costs ............................................         25,554          14,451
    Gain on disposition of investment in partnership ..........................     (4,602,021)             --

    Changes in assets and liabilities:
      Decrease in other assets ................................................          4,041              47
      Increase in accrued interest payable ....................................      5,813,297       5,526,510
      Payment of purchase money note interest .................................             --         (48,013)
      Decrease in accounts payable and accrued expenses .......................        (21,558)         29,347
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (558,785)       (628,293)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Proceeds from disposition of investment in partnership,
    net of disposition fee of $500,000 paid to related party ..................     10,439,986              --
  Receipt of distributions from partnerships ..................................        171,880         295,878
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................     10,611,866         295,878
                                                                                  ------------    ------------

Cash flows from financing activities:
  Distribution to Limited Partners ............................................     (5,280,264)             --
  Payment of purchase money note principal ....................................             --        (100,000)
                                                                                  ------------    ------------

        Net cash used in financing activities .................................     (5,280,264)       (100,000)
                                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents ..........................      4,772,817        (432,415)

Cash and cash equivalents, beginning of period ................................      4,365,068       4,862,869
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  9,137,885    $  4,430,454
                                                                                  ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of September 30, 2004, and the results of its operations for the three and nine month periods ended September 30, 2004 and 2003, and its cash flows for the nine month periods ended September 30, 2004 and 2003. The results of operations for the interim periods ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2003. Certain balances in the consolidated balance sheet at December 31, 2003, have been reclassified to conform them to the presentation in the consolidated balance sheet at September 30, 2004.

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Partnership must apply the provisions of FIN 46-R to all entities subject to FIN 46-R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for the Partnership). The Managing General Partner is in the process of determining what impact, if any, the adoption of the provisions of FIN 46-R will have on the Partnership's financial condition and results of operations related to the Partnership's investments in partnerships (Local Partnerships), and has complied with the disclosure requirements of FIN 46-R in these financial statements. As of September 30, 2004, the Partnership's maximum loss exposure related to its investments in partnerships is limited to the remaining balance of $9,789,536.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $17,520,081 plus aggregate accrued interest of $83,665,581 as of September 30, 2004, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity. However, see the discussion relating to Highland Village, below, for information concerning the outstanding accrued interest balance of the purchase money notes related to Highland Village, even though the property related to Highland Village has been sold.

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2003, and through November 15, 2004.

     Property                 Principal         Date          Disposition
     --------                -----------    ------------      -----------

     Canonsburg House        $1,440,000     January 2003      Transferred
     Char House               1,430,000     January 2003      Transferred
     Liberty Tower            1,340,000     January 2003      Transferred
     Wellington Woods           485,000     January 2003      Transferred
     Glenridge Gardens          640,000     February 2004     Transferred

     The purchase money notes related to the following properties have matured and have not been paid or extended as of November 15, 2004.

     Property                                Principal          Maturity
     --------                               -----------         --------

     Crescent Gardens - Second Note         $  434,000          07/31/99
     Valley View                               920,000          09/01/99
     Westport Village                          840,000          09/01/99
     Pilgrim Tower East                      1,450,000          11/30/03
     Pilgrim Tower North                     2,065,000          11/30/03
     Crescent Gardens - First Note             434,000          07/31/04
     Harborview                              3,000,000          08/01/04
     Cedar Point                             1,320,000          08/30/04
     Thornwood House                         1,775,000          08/30/04
     Jewish Federation                       1,350,000          10/31/04

     The purchase money note related to Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of November 15, 2004, no such notice has been received. As of September 30, 2004, principal due on the purchase money note was $3,432,081.

     The remaining purchase money note matures in 2025 ($500,000 principal balance).

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 19 Local Partnerships in which the Partnership is invested as of September 30, 2004, the ten Local Partnerships with associated purchase money notes which have matured or which mature through September 30, 2005, and which remain unpaid or unextended as of November 15, 2004, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued


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

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2004, was $1,927,773 and $5,813,297, respectively, and $1,842,170 and $5,526,510 for the three and nine month periods ended September 30, 2003, respectively. The accrued interest payable on the purchase money notes of $83,665,581 and $81,028,484 as of September 30, 2004 and December 31, 2003, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

                                   Cedar Point
                                   -----------

     The Partnership defaulted on its purchase money note related to Southwest Development Company (Cedar Point) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $3,122,592, respectively. As of November 15, 2004, principal and accrued interest of $1,320,000 and $3,160,776, respectively, were due. The Partnership has agreed in principle to assign its interest in Cedar Point to the noteholder in satisfaction of the nonrecourse note. However, there is no assurance that a transfer of the Partnership's interest in Cedar Point will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     Due to the impending transfer of the Partnership's interest in Cedar Point to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $1,734,778 at September 30, 2004, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extended the maturity date to July 31, 2004, subject to semi-annual interest payments, and reduced the interest rate of the First Crescent Note. The Partnership did not make the semi-annual interest payment due in January 2004, and is currently in the process of transferring the collateral for the First Crescent Note (one-half of the Partnership's limited partner interest in the Local Partnership) to its current noteholder in satisfaction of that note. There is no assurance that a transfer of the Partnership's interest in Crescent Gardens to the noteholder will occur. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of November 15, 2004, principal and accrued interest of $434,000 and $900,136, respectively, were due on the First Crescent Note. As of November 15, 2004, principal and accrued interest of $434,000 and $1,469,112, respectively, were due on the Second Crescent Note. Crescent Gardens completed mortgage restructuring under the Mark-to-Market program during 2003, and the associated loan restructuring requirement will likely inhibit the local managing general partner's ability to sell this property. It is anticipated that the property will now operate at a break-even level, and that future cash distributions are highly unlikely.

     Due to the impending transfer of one-half of the Partnership's interest in Crescent Gardens to the noteholder of the First Crescent Note, one-half of the Partnership's basis in the Local Partnership along with one-half of the net unamortized amount of acquisition fees and property purchase costs, which totaled $8,625 at September 30, 2004, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

                                 DeAngelis Manor
                                 ---------------

     On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of November 15, 2004, the note has not been cancelled pending final receipt of accumulated cash from the property's previous operations and payment thereof to the purchase money noteholder. The final cancellation of the note will have no financial impact to the Partnership.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2. INVESTMENTS IN PARTNERSHIPS - Continued

                                Glenridge Gardens
                                -----------------

     The Partnership defaulted on its purchase money note related to Glenridge Development Company (Glenridge Gardens) on August 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,928,809, respectively. As of February 4, 2004, principal and accrued interest of $640,000 and $3,176,201, respectively, were due. On February 4, 2004, the Partnership's interest in Glenridge Gardens was transferred to the purchase money noteholder. The transfer of the Partnership's interest in Glenridge Gardens resulted in gain from extinguishment of debt for financial statement purposes of $3,779,954 in 2004, and in total gain for federal tax purposes of $5,208,679 in 2004.

     Due to the subsequent transfer of the Partnership's interest in Glenridge Gardens to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $36,247 at December 31, 2003, was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at that date.

                              Harborview Apartments
                              ---------------------

     The Partnership defaulted on its purchase money notes related to Harborview Apartments Associates Limited Partnership (Harborview Apartments) on August 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $3,000,000 and $5,342,321, respectively. On October 31, 2000, the Partnership and noteholders agreed to extend the maturity date of the purchase money notes to August 1, 2004, and the Partnership placed an assignment of its interest in Harborview Apartments into escrow. As of November 15, 2004, the notes were again in default, and principal and accrued interest of $3,000,000 and $7,279,768, respectively, were due. The noteholders are attempting to finalize regulatory authority for the transfer of interests in satisfaction of the outstanding principal and interest balances. There is no assurance that a transfer of the Partnership's interest in Harborview to the noteholders will occur.

     Due to the impending transfer of the Partnership's interest in Harborview Apartments to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $887,983 and $793,364 at September 30, 2004 and December 31, 2003, respectively, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

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

     However, as of September 30, 2004, the noteholder has not provided the required six months' notice to the Partnership of acceleration of the maturity date of the notes, and the Partnership did not remove the remaining unpaid accrued interest balance of $5,486,253 from its books at that date, even though the nonrecourse notes are essentially worthless because the collateral that secures them (the Partnership's interest in Highland Village) has no value since Highland Village sold its only assets. As a result, the Partnership stopped accruing interest on the notes effective the date of the sale of the property on April 26, 2002. As of the October 31, 2004 maturity date, the Partnership removed the remaining unpaid accrued interest balance of $5,486,253 from its books. Gain from extinguishment of debt, in the amount of $5,486,253, will be recognized by the Partnership during the fourth quarter of 2004.

                                Jewish Federation
                                -----------------

     The Partnership defaulted on its purchase money note related to Jewish Federation Apartments Associates (Jewish Federation) on October 31, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,350,000 and $10,185,885, respectively. As of November 15, 2004, principal and accrued interest of $1,350,000 and $10,235,624, respectively, were due. The Partnership has agreed in principle to assign its interest in Jewish Federation to the noteholder in satisfaction of the nonrecourse note. However, there is no assurance that a transfer of the Partnership's interest in Jewish Federation will occur.

     Due to the impending transfer of the Partnership's interest in Jewish Federation to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $138,582 at September 30, 2004, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower East Associates Limited Partnership (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of November 15, 2004, principal and accrued interest of $1,450,000 and $3,788,810, respectively, were due. The Partnership and the noteholder signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. The contract for the sale of the Partnership's interest expired in November 2003, however, the parties are currently negotiating an extension to provide for a closing scheduled for January 2005. There is no assurance that a sale of the Partnership's interest in Pilgrim Tower East will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     Due to the impending sale of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at both September 30, 2004 and December 31, 2003, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                               Pilgrim Tower North
                               -------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) on April 30, 2000, when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $18,922,763, respectively. As of November 15, 2004, principal and accrued interest of $2,065,000 and $23,809,682, respectively, were due. The local general partner entered into a contract with the noteholder which allows the noteholder to purchase the property in exchange for the principal and accrued interest outstanding on the purchase money note and assumption or prepayment by the noteholder of the mortgage note, the flexible subsidy note and all related debt associated with the property. In addition, in exchange for the noteholder's forbearance to January 31, 2005, the Partnership made a principal payment applied to the note in January 2002. The local general partner and the noteholder are negotiating an extension of the closing date of the sale to January 2005. There is no assurance that a sale of the property will occur.

     Due to the impending sale of the property related to the Partnership's investment in Pilgrim Tower North to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $2,250,673 and $2,347,376 at September 30, 2004 and December 31, 2003, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                 Thornwood House
                                 ---------------

     The Partnership defaulted on its purchase money note related to Thornwood House Associates (Thornwood House) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,775,000 and $4,025,568, respectively. As of November 15, 2004, principal and accrued interest of $1,775,000 and $4,076,422, respectively, were due. The Partnership has agreed in principle to assign its interest to the noteholder in satisfaction of the non-recourse note. However, there is no assurance that a transfer of the Partnership's interest in Thornwood House will occur.

     Due to the impending transfer of the Partnerships interest in Thornwood House to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $645,741 at September 30, 2004, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                   Valley View
                                   -----------

     The Partnership defaulted on its purchase money notes related to Valley View Associates (Valley View) on September 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $920,000 and $1,788,829, respectively. As of November 15, 2004, principal and accrued interest of $920,000 and $2,456,674, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $37,315, was reclassified to investment in partnerships held in escrow. Until June 2004, there had been no communication with the noteholders since 2000. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts. However, in June 2004, the Partnership was notified that the noteholders were seeking to implement the transfer of the Partnership's interest in Valley View to the noteholders. There can be no assurance that a transfer of Partnership's interest in Valley View will occur.

     Due to the impending transfer of Partnership's interest in Valley View to the noteholders, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $31,797 at September 30, 2004, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

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

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of November 15, 2004, principal and accrued interest of $840,000 and $2,221,464, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow. However, there has been no communication with the noteholders concerning implementing the settlement since 2000. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

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

     Due to the impending sale of the property related to the Partnership's investment in Campbell Terrace, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $5,875,761 at December 31, 2003, was reclassified to investment in partnerships held for sale in the accompanying consolidated balance sheet at that date.

                                 Madison Square
                                 --------------

     The Local Managing General Partner of Madison Square Ltd. Dividend Housing Association (Madison Square) requested debt relief effective October 1, 2001. The property has depleted its operating cash and replacement reserve funds. Therefore, the Local Managing General Partner requested from the lender that the debt payments be reduced to interest only payments until such time as the property can be sold. Effective January 1, 2002, the lender approved interest only payments and a reduction in the rate for a period of five years. The Local Managing General Partner has been searching for a not-for-profit organization to purchase the property, but has received no firm offer as of November 15, 2004. As of September 30, 2004, the Partnership's remaining investment in Madison Square, which consisted of net unamortized acquisition fees and property purchase costs, was $14,168.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 19 and 21 Local Partnerships in which the Partnership was invested as of September 30, 2004 and 2003, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                   For the three months ended
                                                                         September 30,
                                                  ------------------------------------------------------------
                                                             2004                             2003
                                                  ------------------------------------------------------------
                                                    Equity                           Equity
                                                    Method        Suspended          Method         Suspended
                                                  ----------      ----------       ----------       ----------
         Number of Local Partnerships                  9              10               10               11
                                                       =              ==               ==               ==

         Revenue:
           Rental                                 $2,969,120      $2,650,570       $3,516,083       $2,826,310
           Other                                     123,101         102,614          184,706          129,126
                                                  ----------      ----------       ----------       ----------

             Total revenue                         3,092,221       2,753,184        3,700,789        2,955,436
                                                  ----------      ----------       ----------       ----------

         Expenses:
           Operating                               1,853,009       1,884,807        2,483,511        1,939,467
           Interest                                  307,749         472,018          367,437          546,902
           Depreciation and amortization             482,945         540,163          632,180          557,297
                                                  ----------      ----------       ----------       ----------

             Total expenses                        2,643,703       2,896,988        3,483,128        3,043,666
                                                  ----------      ----------       ----------       ----------

         Net income (loss)                        $  448,518      $ (143,804)      $  217,661       $  (88,230)
                                                  ==========      ==========       ==========       ==========

         Cash distribution                        $       --      $       --       $   15,010       $       --
                                                  ==========      ==========       ==========       ==========

         Cash distribution recorded
           as reduction of investments
           in partnerships                        $       --      $       --       $   15,010       $       --
                                                  ==========      ==========       ==========       ==========

         Partnership's share of Local
           Partnership net income (loss)             443,503              --          215,041               --
                                                  --------------------------       ---------------------------

         Share of income from partnerships                $443,503                             $215,041
                                                          ========                             ========

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued


                                                                  For the nine months ended
                                                                        September 30,
                                                  ------------------------------------------------------------
                                                             2004                             2003
                                                  --------------------------       ---------------------------
                                                    Equity                           Equity
                                                    Method        Suspended          Method         Suspended
                                                  ----------      ----------       -----------      ----------
         Number of Local Partnerships                  9              10               10               11
                                                       =              ==               ==               ==

         Revenue:
           Rental                                 $8,143,565      $7,951,710       $10,306,031      $8,467,960
           Other                                     370,665         307,841           609,338         384,323
                                                  ----------      ----------       -----------      ----------

             Total revenue                         8,514,230       8,259,551        10,915,369       8,852,283
                                                  ----------      ----------       -----------      ----------

         Expenses:
           Operating                               6,045,766       5,654,420         7,362,737       5,794,642
           Interest                                  923,251       1,416,053         1,102,314       1,640,712
           Depreciation and amortization           1,448,841       1,620,488         1,896,544       1,671,894
                                                  ----------      ----------       -----------      ----------

             Total expenses                        8,417,858       8,690,961        10,361,595       9,107,248
                                                  ----------      ----------       -----------      ----------

         Net income (loss)                        $   96,372      $ (431,410)      $   553,774      $ (254,965)
                                                  ==========      ==========       ===========      ==========

         Cash distributions                       $   84,776      $   87,104       $   240,660      $   55,218
                                                  ==========      ==========       ===========      ==========

         Cash distributions recorded
           as reduction of investments
           in partnerships                        $   84,776      $       --       $   240,660      $       --
                                                  ==========      ==========       ===========      ==========

         Cash distributions recorded
           as income                              $       --      $   87,104       $        --      $   55,218

         Partnership's share of Local
           Partnership net income (loss)              94,278              --           547,092              --
                                                  ------------------------------------------------------------

         Share of income from partnerships                 $181,382                           $602,310
                                                           ========                           ========

     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of September 30, 2004 and 2003, the Partnership's share of cumulative losses to date for 10 and 11 of the 19 and 21 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $10,545,505 and $9,924,345, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2004 and 2003

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $41,412 and $139,463 for the three and nine month periods ended September 30, 2004, respectively, and $45,752 and $162,427 for the three and nine month periods ended September 30, 2003, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended September 30, 2004 and 2003, and $281,250 for each of the nine month periods ended September 30, 2004 and 2003.

     In accordance with the terms of the Partnership Agreement, the Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sale proceeds and making certain minimum distributions to limited partners. In April 2004, the Managing General Partner was paid a disposition fee of $500,000 related to the sale of the property owned by Campbell Terrace Associates on March 31, 2004. The fee has been netted against the related gain on disposition of investment in partnership.


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

     In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five-year conditional Section 8 HAP contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to- Market program may receive increased cash flow, as the limited dividend will be increased in an amount equal to the increase in gross rental revenues.

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

     As of September 30, 2004, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $3,867,138.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $9,137,885 as of September 30, 2004, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 15, 2004, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money notes and related accrued interest, and for operating cash reserves.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $17,520,081 plus aggregate accrued interest of $83,665,581 as of September 30, 2004, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity. However, see Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the outstanding accrued interest balance of the purchase money notes related to Highland Village, even though the property related to Highland Village has been sold.

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2003, and through November 15, 2004.

     Property                 Principal         Date             Disposition
     --------                -----------    ------------         -----------

     Canonsburg House        $1,440,000     January 2003         Transferred
     Char House               1,430,000     January 2003         Transferred
     Liberty Tower            1,340,000     January 2003         Transferred
     Wellington Woods           485,000     January 2003         Transferred
     Glenridge Gardens          640,000     February 2004        Transferred

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The purchase money notes related to the following properties have matured and have not been paid or extended as of November 15, 2004.

     Property                           Principal          Maturity
     --------                          -----------         --------

     Crescent Gardens - Second Note    $  434,000          07/31/99
     Valley View                          920,000          09/01/99
     Westport Village                     840,000          09/01/99
     Pilgrim Tower East                 1,450,000          11/30/03
     Pilgrim Tower North                2,065,000          11/30/03
     Crescent Gardens - First Note        434,000          07/31/04
     Harborview                         3,000,000          08/01/04
     Cedar Point                        1,320,000          08/30/04
     Thornwood House                    1,775,000          08/30/04
     Jewish Federation                  1,350,000          10/31/04

     The purchase money note related to Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of November 15, 2004, no such notice has been received. As of September 30, 2004, principal due on the purchase money note was $3,432,081.

     The remaining purchase money note matures in 2025 ($500,000 principal balance).

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


Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 19 Local Partnerships in which the Partnership is invested as of September 30, 2004, the ten Local Partnerships with associated purchase money notes which have matured or which mature through September 30, 2005, and which remain unpaid or unextended as of November 15, 2004, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2004, the proceeds from disposition of investment in partnership, together with the receipt of distributions from Local Partnerships and existing cash resources, were adequate to support operating cash requirements. The primary uses of cash in operating activities were to pay management and professional fees, and general and administrative expenses. Cash and cash equivalents increased $4,772,817 during the nine month period ended September 30, 2004, primarily as a result of proceeds received from the sale of the property owned by Campbell Terrace Associates (Campbell Terrace) after distribution of a portion thereof to Additional Limited Partners. For the nine month period ended September 30, 2004, $87,104 of the distributions received from Local Partnerships were from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program with the resulting reduction in rental revenues.

     On May 21, 2004, the Managing General Partner made a cash distribution of $5,280,264 ($72 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2004. The distribution consisted of proceeds received from the sale of the property owned by Campbell Terrace.

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss of $1,647,956 for the three month period ended September 30, 2004, compared to net loss of $1,842,725 for the corresponding period in 2003, primarily due to an increase in share of income from partnerships, and also due to a decrease in general and administrative expenses due to lower reimbursed payroll costs, a decrease in professional legal fees, and an increase in interest revenue due to higher cash and cash equivalent balances, partially offset by an increase in interest expense due to compounding interest on three purchase money notes, a nominal increase in amortization of deferred costs and a gain on disposition of investment in partnership. The increase in share of income from partnerships was primarily due to the recognition of $327,000 of interest reduction subsidies by two Local Partnerships during the third quarter of 2004.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership's net income for the nine month period ended September 30, 2004, decreased $14,112,938 from the corresponding period in 2003, primarily due to a decrease in gain from extinguishment of debt, and also due to a decrease in share of income from partnerships, as discussed above, an increase in interest expense, as discussed above, and an increase in amortization of deferred costs, partially offset by gain on disposition of investment in partnership related to the sale of Campbell Terrace in 2004, a decrease in general and administrative expenses due to lower reimbursed payroll costs, an increase in interest revenue, as discussed above, and a nominal decrease in professional legal fees.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2004 did not include losses of $260,737 and $782,212, respectively, compared to excluded losses of $251,095 and $716,898, for the three and nine month periods ended September 30, 2003, respectively. Distributions of $0 and $87,104, received from zero and three Local Partnerships during the three and nine month periods ended September 30, 2004, respectively, and which have cumulative losses in excess of the Partnership's investments in those Local Partnerships (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships when received, compared to distributions of $0 and $55,218 received from zero and two Local Partnerships during the three and nine month periods ended September 30, 2003, respectively.

     No other significant changes in the Partnership's operations have taken place during the nine month period ended September 30, 2004.


Item 3. Controls and Procedures

     In October 2004, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2004

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures - Continued


evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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




November 15, 2004                      by:  /s/ Michael J. Tuszka
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