Form 10KSB
period 2004-12-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2005-03-31
CIK 740371

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

                   For the fiscal year ended December 31, 2004


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

                        UNITS OF LIMITED PARTNER INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $9,271,822.

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

                        2004 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS




                                                                          Page
                                                                          ----
                                     PART I

Item 1.  Business......................................................... I-1
Item 2.  Properties....................................................... I-7
Item 3.  Legal Proceedings................................................ I-7
Item 4.  Submission of Matters to a Vote of Security Holders.............. I-7


                                     PART II

Item 5.  Market for the Registrant's Partnership Interests
          and Related Partnership Matters ................................ II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................... II-2
Item 7.  Financial Statements............................................. II-8
Item 8.  Changes In and Disagreements With Accountants
          on Accounting and Financial Disclosure.......................... II-8
Item 8A. Controls and Procedures.......................................... II-8
Item 8B. Other Information................................................ II-9



                                    PART III

Item 9.  Directors and Executive Officers of the Registrant............... III-1
Item 10. Executive Compensation........................................... III-2
Item 11. Security Ownership of Certain Beneficial Owners and Management... III-2
Item 12. Certain Relationships and Related Transactions................... III-3
Item 13. Exhibits......................................................... III-3
Item 14  Principal Accountant Fees and Services........................... III-4

Signatures................................................................ III-5

Report of Independent Registered Public Accounting Firm................... III-6

Financial Statements...................................................... III-7

                                     PART I
                                     ------


ITEM 1. BUSINESS
        --------

     Capital Realty Investors-IV Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983. On June 13, 1984, the Partnership commenced offering 75,000 units of additional limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Partnership closed the offering on August 31, 1984, at which time 73,500 units of additional limited partnership interest had become subscribed. As of December 31, 2004, 163 units of additional limited partner interest had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in 47 Local Partnerships. As of December 31, 2004, the Partnership retained investments in 19 Local Partnerships. Each of these Local Partnerships owns either a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex. The original objectives of these investments, not necessarily in order of importance, were to:

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

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or subsidies, and who generally remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for maintaining, operating and managing the projects. However, under certain circumstances, the Local Partnerships' partnership agreements permit removal of the local general partner and replacement with another local general partner or with an affiliate of the Partnership's Managing General Partner.

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 44 (17 remaining as of December 31,
2004)  Local  Partnerships.  As  a  limited  partner,  the  Partnership's  legal liability for obligations of the Local Partnerships is limited to its investment. In another three (two remaining as of December 31, 2004) Local Partnerships which are general partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships. In all cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the 17 Local Partnerships and the two intermediary partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

     Although each of the Local Partnerships in which the Partnership invested owns an apartment complex that must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of these dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the Managing General Partner believes there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership.

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2004, follows.

                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)


                                                                                                     Units
                                Mortgage                                                         Authorized for     Expiration
 Name and Location             Payable at         Financed and/or Insured          Number of       Low Income           of
of Apartment Complex          12/31/04 (2)        and/or Subsidized Under         Rental Units     Subsidies       HAP Contract
--------------------          ------------     -----------------------------      ------------   -------------     -------------
Asbury Tower                  $ 5,662,658      New Jersey Housing and                  350             145           01/01/07
 Asbury Park, NJ                                Mortgage Finance Agency
                                                (NJHMFA)/236

Cedar Point                     1,867,466      IHDA/236                                160              --              --
 Springfield, IL

Chippewa County                 1,325,246      Wisconsin Housing and Economic          109             108           07/14/17
 Chippewa Falls, WI                             Development Authority (WHEDA)

Clearfield Hills II             1,358,867      Conventional                             76              --              --
 Clearfield, UT

Crescent Gardens                1,569,250      GMAC/Federal Housing                    100             100           07/08/06
 Wilson, NC                                     Administration (FHA)

Fairway Park Apts.              6,702,758      IHDA                                    210              42           12/31/04 (4)
 Naperville, IL

Hale Ohana                      1,445,259      USDA-Rural Development                   30              --              --
 Koloa, Kauai, HI                               (USDA-RD)/515

Harborview Apartments           3,437,563      HUD/101                                 300             299           05/31/05 (5)
 St. Croix,
 U.S. Virgin Islands


                                   (continued)

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------


                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued


                                                                                                     Units
                                Mortgage                                                         Authorized for     Expiration
 Name and Location             Payable at         Financed and/or Insured          Number of       Low Income           of
of Apartment Complex          12/31/04 (2)        and/or Subsidized Under         Rental Units     Subsidies       HAP Contract
--------------------          ------------     -----------------------------      ------------   -------------     -------------
Jewish Federation             $ 3,238,040      NJHMFA/236                              145             145          11/28/18
 Cherry Hill, NJ

Madison Square                  3,691,928      Michigan State Housing Devel-           133             133          01/29/15
 Grand Rapids, MI                               opment Authority

Mary Allen West Tower           1,375,000      City of Galesburg                       154             153          02/08/09
 Galesburg, IL

Northridge Park                 5,727,543      California Housing Finance              104              --             --
 Salinas, CA                                    Agency (CHFA)

Pilgrim Tower East              4,763,856      CHFA                                    158             157          10/17/19
 Pasadena, CA

Pilgrim Tower North             3,192,864      FHA/236                                 258             205          02/28/05 (3)(5)
 Pasadena, CA

Riverview Manor                   943,805      WHEDA                                    76              76          08/14/17
 Fort Atkinson, WI

Thornwood House                 2,720,881      IHDA/236                                183              --             --
 University Park, IL

Tradewinds Terrace              1,047,324      FHA/236                                 122              52          04/30/05 (3)(5)
 Traverse City, MI

Valley View                     2,008,657      IHDA/236                                179              --             --
 Rockford, IL

Westport Village                1,304,025      IHDA/236                                121              --             --
 Freeport, IL
                              -----------                                            -----           -----

Totals (19 Properties)        $53,382,990                                            2,968           1,615
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


                                   (continued)

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued

                                                                                        Average Effective Annual
                                        Units Occupied As                                   Rental Per Unit
                                    Percentage of Total Units                             for the Years Ended
                                       As of December 31,                                      December 31,
 Name and Location             ------------------------------------      -------------------------------------------------------
of Apartment Complex           2004    2003    2002   2001     2000        2004        2003        2002        2001       2000
--------------------           ----    ----    ----   ----     ----      -------     -------     -------     -------     -------
Asbury Tower                    100%    100%     95%    96%      97%     $ 7,555     $ 7,309     $ 6,944     $ 6,560     $ 6,335
 Asbury Park, NJ

Cedar Point                      95%     96%     98%    99%      97%       5,253       6,382       5,320       5,086       4,806
 Springfield, IL

Chippewa County                  97%     90%     82%    85%      95%       5,497       5,149       4,863       4,880       4,999
 Chippewa Falls, WI

Clearfield Hills II              98%     96%     99%    99%      96%       5,649       6,042       6,160       5,481       5,594
 Clearfield, UT

Crescent Gardens                 98%     98%     98%   100%      95%       4,551       4,409       4,277       4,866       4,983
 Wilson, NC

Fairway Park Apt.                95%     96%     92%    91%      99%       9,964       9,373       9,854      10,055       9,422
 Naperville, IL

Hale Ohana                       98%     90%     99%   100%     100%       9,068       8,066       7,939       8,143       8,598
 Koloa, Kauai, HI

Harborview Apartments            95%     92%     99%    97%      96%      10,510      10,224       9,445       8,303       8,286
 St. Croix,
 U.S. Virgin Islands

Jewish Federation                99%     99%     99%    99%      98%       9,844       9,653       9,587       9,686       9,466
 Cherry Hill, NJ


                                   (continued)

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

                                     SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                      IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                                  HAS AN INVESTMENT(1) - Continued

                                                                                        Average Effective Annual
                                        Units Occupied As                                    Rental Per Unit
                                    Percentage of Total Units                              for the Years Ended
                                       As of December 31,                                      December 31,
 Name and Location             ------------------------------------      -------------------------------------------------------
of Apartment Complex           2004    2003    2002   2001     2000        2004        2003        2002        2001       2000
--------------------           ----    ----    ----   ----     ----      -------     -------     -------     -------     -------
Madison Square                   94%     96%     97%    96%      93%     $ 7,292      7,486      $ 7,226     $ 7,234     $ 7,337
 Grand Rapids, MI

Mary Allen West Tower            94%     94%     99%    99%      99%       5,777       5,822       6,076       6,103       6,090
 Galesburg, IL

Northridge Park                  92%     93%     97%    99%      90%      11,441      10,942      11,863      11,675      10,576
 Salinas, CA

Pilgrim Tower East               99%     99%     99%   100%     100%       9,366       9,091       9,003       8,726       8,709
 Pasadena, CA

Pilgrim Tower North              97%     98%    100%   100%      99%       5,719       5,739       5,607       5,393       5,178
 Pasadena, CA

Riverview Manor                  97%     96%     86%    79%      86%       5,536       5,507       5,341       4,948       4,684
 Fort Atkinson, WI

Thornwood House                  95%     96%     96%    93%     100%       5,851       7,215       5,527       5,391       5,154
 University Park, IL

Tradewinds Terrace               96%     97%     96%    97%      95%       5,338       5,327       5,617       5,537       5,035
 Traverse City, MI

Valley View                      93%     93%     93%   100%      94%       4,519       4,846       4,902       4,717       4,551
 Rockford, IL

Westport Village                 77%     79%     80%    83%      83%       4,203       4,101       4,219       4,204       4,299
 Freeport, IL
                               ----    ----    ----   ----     ----      -------     -------     -------     -------     -------

Totals (19 Properties) (6)       95%     95%     95%    95%      95%     $ 6,996     $ 6,983     $ 6,830     $ 6,684     $ 6,532
                               ====    ====    ====   ====     ====      =======     =======     =======     =======     =======



     (1) All properties are multifamily housing complexes. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
     (2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2004.
     (3) The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.
     (4) The Local General Partner is in the process of renewing the Section 8 HAP contract with HUD. (5) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.
     (6) The totals for the percentage of units occupied and the average annual rental per unit are based on a simple average.

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

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

     In March 2004, the property owned by Campbell Terrace was sold. See the notes to consolidated financial statements for additional information concerning the sale.


ITEM 2. PROPERTIES
        ----------

     Through its ownership of limited partner interests in Local Partnerships, Capital Realty Investors-IV Limited Partnership indirectly holds an interest in the real estate owned by the Local Partnerships. See Part I, Item 1 for information concerning these properties.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

     There are no material pending legal proceedings to which the Partnership is a party.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of 2004.

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

     (b) As of March 31, 2005, there were approximately 5,256 registered holders of Units in the Partnership.

     (c) On May 21, 2004, the Managing General Partner made a cash distribution of $5,280,264 ($72 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2004. The distribution consisted of proceeds received from the sale of the property owned by Campbell Terrace.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in this annual report on Form 10-KSB at December 31, 2004. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for ten Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing General Partner has evaluated the Partnership's investments in partnerships and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.

                                     General
                                     -------

     The Partnership has invested, through Local Partnerships, primarily in federal or state government-assisted apartment complexes intended to provide housing to low and moderate income tenants. In conjunction with such governmental assistance, which includes federal and/or state financing at below-market interest rates and rental subsidies, certain of the Local Partnerships agreed to regulatory limitations on (i) cash distributions, (ii) use of the properties, and (iii) sale or refinancing. These limitations typically were designed to remain in place for the life of the mortgage.

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

     Mark-to-Market (M2M) implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. In some instances, a property will be able to meet its existing debt service payments after the reduction in rental income. In this case, the property may enter the M2M "Lite" program which would not require a debt restructuring. In the remaining instances, the affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This would involve reducing the first mortgage loan balance to an amount supportable by the property's operations, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan would be converted to a non-performing but accruing (soft) second mortgage loan. When the existing first

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate. The Internal Revenue Service issued a ruling in July 1998, however, that concluded that the below-market rate of interest would not generate additional ordinary income. Each property subject to M2M will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time. All properties, upon entering the M2M program (excluding M2M Lite), are required to enter into an agreement restricting the property's use to affordable housing for 30 years.

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

     There were no major changes in federal housing policy in 2004.

     Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) has a Section 8 HAP contract which expired February 28, 2005. It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period. The Section 8 HAP contract covers 79% of the apartment units in Pilgrim Tower North. See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning a possible sale of the property owned by Pilgrim Tower North.

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

     Naperville Housing Partners (Fairway Park) has a Section 8 HAP contract which expired December 31, 2004. The Section 8 HAP contract covers 20% of the apartment units in Fairway Park. The Local General Partner is in the process of renewing the Section 8 HAP contract with HUD.

     As of December 31, 2004, the carrying amount of the Partnership's investments in Local Partnerships with expired Section 8 HAP contracts, or with
Section 8 HAP contracts expiring in 2005 was $3,571,628.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The Managing General Partner continues to seek strategies to deal with affordable housing requirements. While the Managing General Partner cannot predict the outcome for any particular property at this time, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that maximize the benefits to investors.

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2004, the Partnership had approximately 5,260 investors who held a total of 73,337 units of additional limited partner interest which were originally sold for the aggregate amount of $73,337,000. The Partnership originally made investments in 47 Local Partnerships, of which 19 remain as of December 31, 2004. The Partnership's liquidity, with unrestricted cash resources of $9,135,499 as of December 31, 2004, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 31, 2005, there were no material commitments for capital expenditures.

     During 2004 and 2003, the Partnership received distributions of $180,551 and $402,945, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $17,520,081, plus aggregate accrued interest of $80,106,150, as of December 31, 2004, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2003 and 2004.

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
     Glenridge Gardens          640,000     February 2004      Transferred

     The purchase money notes related to the following properties have matured and have not been paid or extended as of March 31, 2005

     Property                                 Principal            Maturity
     --------                                ----------            --------

     Crescent Gardens - Second Note          $  434,000            07/31/99
     Valley View                                920,000            09/01/99
     Westport Village                           840,000            09/01/99
     Pilgrim Tower East                       1,450,000 (1)        11/30/03
     Pilgrim Tower North                      2,065,000            11/30/03
     Crescent Gardens - First Note              434,000            07/31/04
     Harborview                               3,000,000            08/01/04
     Cedar Point                              1,320,000            08/30/04
     Thornwood House                          1,775,000            08/30/04
     Jewish Federation                        1,350,000            10/31/04

     (1)  Remaining principal, after a partial payment.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The purchase money note related to Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership of its intent to close. As of March 31, 2005, no such notice has been received. As of December 31, 2004, principal due on the purchase money note was $3,432,081.

     The remaining purchase money note, related to Northridge Park, matures in 2025 ($500,000 principal balance).

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

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to limited partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate. Of the 19 Local Partnerships in which the Partnership is invested as of December 31, 2004, the ten Local Partnerships with associated purchase money notes which have matured, or which mature through December 31, 2005, and which remain unpaid or unextended as of March 31, 2005, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------



                              Percentage of Total        Partnership's Share of
                             Distributions Received            Loss from
     For the Year Ending     from Local Partnerships       Local Partnerships
     -------------------     -----------------------     ----------------------

     December 31, 2004               0.0%                      $(297,024)
     December 31, 2003              10.1%                      $(442,314)

     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2004, net cash provided by investing activities was adequate to support net cash used in operating activities and financing activities. Cash and cash equivalents increased $4,770,431 during 2004, primarily as a result of proceeds received from the sale of the property owned by Campbell Terrace Associates (Campbell Terrace), after distribution of a portion thereof to Additional Limited Partners. For the year ended December 31, 2004, $87,104 of the distributions received were from Local Partnerships for which the Partnership's carrying value was zero (equity method suspended). The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program with the resulting reduction in rental revenues.

     On May 21, 2004, the Managing General Partner made a cash distribution of $5,280,264 ($72 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2004. The distribution consisted of proceeds received from the sale of the property owned by Campbell Terrace. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

                              Results of Operations
                              ---------------------

2004 Versus 2003
----------------

     The Partnership's net income for the year ended December 31, 2004, decreased from 2003, primarily due to decreases in gain from extinguishment of debt and share of income from partnerships, and increases in interest expense, general and administrative expenses, professional fees and amortization of deferred costs, partially offset by increases in gain on disposition of investment in partnership and interest revenue. Share of income from partnerships decreased primarily due to income of $787,051 relating to Campbell Terrace recorded in 2003, which was sold in March 2004. Interest expense increased in 2004 due to the compounding of interest on purchase money notes. General and administrative expenses increased primarily due to higher costs for printing and mailing reports, professional fees increased due to higher audit expenses, and amortization of deferred costs increased due to the resumption of amortization at two properties in which the Partnership's interests were held in escrow. Interest revenue increased due to higher cash and cash equivalent balances, and higher rates, in 2004. Gain on disposition of investment in partnership increased due to the sale of Campbell Terrace.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2004 and 2003, did not include losses of $250,234 and $1,076,153, respectively. Distributions of $87,104 and $131,548 received from three and four Local Partnerships during 2004 and 2003, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     The combined rental revenues for the Partnership's remaining 19 properties for the five years ended December 31, 2004, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2004 and prior years.


                                                        For the years ended December 31,
                       ---------------------------------------------------------------------------------------------------
                          2004                  2003                  2002                  2001                  2000
                       -----------           -----------           -----------           -----------           -----------
Combined Rental
  Revenue              $21,378,549           $21,407,939           $20,672,279           $20,015,824           $19,513,895

Annual Percentage
  Increase                            (0.1)%                3.6%                  3.3%                  2.6%



ITEM 7. FINANCIAL STATEMENTS
        --------------------

     The information required by this item is contained in Part III.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In February 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all

                                     PART II
                                     -------


ITEM 8A. CONTROLS AND PROCEDURES - Continued
         -----------------------

control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


ITEM 8B. OTHER INFORMATION
         -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2004, but not reported, whether or not otherwise required by this Form 10-KSB at December 31, 2004.

                                    PART III
                                    --------


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
        --------------------------------------------------

     (a)  and (b)

          The Partnership has no directors, executive officers or employees of its own.

     (a)  and (b)

          The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, follow.

William B. Dockser, 68, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 58, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at March 31, 2005.

                                                                  % of Total
           Name and Address             Amount and Nature        Units Issued
          of Beneficial Owner        of Beneficial Ownership    and Outstanding
          -------------------        -----------------------    ---------------

          Equity Resources Group,          13,229 Units              18.0%
             Incorporated, et. al.
          44 Brattle Street
          Cambridge, MA 02138

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 31, 2005, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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


ITEM 13. EXHIBITS
         --------

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


ITEM 13. EXHIBITS - Continued
         --------

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2004 and 2003, the Partnership retained Grant Thornton LLP to provide services as follows.


                                         Year Ended December 31,
                                       ---------------------------
                                         2004               2003
                                       --------           --------

         Audit fees                    $118,000           $108,000
         Audit-related fees                  --                 --
         Tax fees (1)                    24,000             22,000
         All other fees                      --                 --
                                       --------           --------

             Total billed              $142,000           $130,000
                                       ========           ========

         (1) Preparation of Partnership federal and state tax returns.


     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2004 and 2003, which services it was determined did not compromise Grant Thornton LLP's independence.

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



March 31, 2005                         by:  /s/ William B. Dockser
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


March 31, 2005                          by:  /s/ H. William Willoughby
--------------                               -----------------------------------
DATE                                         H. William Willoughby,
                                               Director, President,
                                               and Secretary



March 31, 2005                          by:  /s/ Michael J. Tuszka
--------------                               -----------------------------------
DATE                                         Michael J. Tuszka,
                                               Vice President
                                               and Chief Accounting Officer
                                               (Principal Financial Officer
                                               and Principal Accounting Officer)


                                      III-5

Report of Independent Registered Public Accounting Firm


To the Partners
Capital Realty Investors-IV Limited Partnership.

We have audited the accompanying consolidated balance sheets of Capital Realty Investors-IV Limited Partnership (a Maryland limited partnership) (the Partnership) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the Local Partnerships. The Partnership's share of
(loss) income from these Local Partnerships constitutes $165,645 of loss in 2004, and $494,856 of income in 2003, included in the Partnership's 2004 and 2003 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-IV Limited Partnership, as of December 31, 2004 and 2003, and the consolidated results of its operations, changes in partners' deficit and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                           Grant Thornton LLP

Vienna, Virginia
March 24, 2005



                                      III-6

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                          For the years ended
                                                                                              December 31,
                                                                                      ------------------------------
                                                                                           2004            2003
                                                                                      -------------    -------------
Investments in partnerships .......................................................   $   4,013,428    $   6,431,282
Investment in partnerships held for sale or transfer ..............................       4,785,900        8,262,869
Investment in partnerships held in escrow .........................................         721,614          829,611
Cash and cash equivalents .........................................................       9,135,499        4,365,068
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $138,179 and $181,752, respectively ..........         135,123          223,021
Property purchase costs,
  net of accumulated amortization of $158,171 and $156,849, respectively ..........         147,141          219,602
Other assets ......................................................................             341            4,390
                                                                                      -------------    -------------

      Total assets ................................................................   $  18,939,046    $  20,335,843
                                                                                      =============    =============




                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  17,520,081    $  18,160,081
Accrued interest payable ..........................................................      80,106,150       81,028,484
Accounts payable and accrued expenses .............................................         159,653          155,795
                                                                                      -------------    -------------

      Total liabilities ...........................................................      97,785,884       99,344,360
                                                                                      -------------    -------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................     (15,027,227)      (9,746,963)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (129,760,217)    (135,202,160)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (78,846,838)     (79,008,517)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  18,939,046    $  20,335,843
                                                                                      =============    =============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-7

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           For the years ended
                                                                               December 31,
                                                                       ----------------------------
                                                                           2004            2003
                                                                       ------------    ------------
Share of (loss) income from partnerships ...........................   $    (78,541)   $    626,404
                                                                       ------------    ------------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ...............................      9,268,904      21,886,863
    Interest .......................................................         81,459          31,472
                                                                       ------------    ------------

                                                                          9,350,363      21,918,335

  Expenses:
    Interest .......................................................      7,742,817       7,411,043
    Management fee .................................................        375,000         375,000
    General and administrative .....................................        251,585         237,458
    Professional fees ..............................................        142,219         137,743
    Amortization of deferred costs .................................         29,875          19,267
                                                                       ------------    ------------

                                                                          8,541,496       8,180,511

      Total other revenue and expenses .............................        808,867      13,737,824
                                                                       ------------    ------------


Income before gain on disposition
  of investment in partnership .....................................        730,326      14,364,228
                                                                       ------------    ------------

Gain on disposition of investment in partnership ...................      4,711,617              --
                                                                       ------------    ------------

Net income .........................................................   $  5,441,943    $ 14,364,228
                                                                       ============    ============


Net income allocated to General Partners (1.51%) ...................   $     82,173    $    216,900
                                                                       ============    ============

Net income allocated to Initial and Special Limited Partners (1.49%)   $     81,085    $    214,027
                                                                       ============    ============

Net income allocated to Additional Limited Partners (97%) ..........   $  5,278,685    $ 13,933,301
                                                                       ============    ============

Net income per unit of Additional Limited Partner Interest,
  based on 73,337 and 73,342 units outstanding, respectively .......   $      71.98    $     189.98
                                                                       ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-8

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                                            Initial and
                                                                              Special          Additional
                                                            General           Limited           Limited
                                                            Partners          Partners          Partners            Total
                                                           -----------      -----------       -------------     -------------
Partners' deficit, January 1, 2003                         $(2,288,918)     $(2,266,524)      $(88,817,303)     $(93,372,745)

  Net income                                                   216,900          214,027         13,933,301        14,364,228
                                                           -----------      -----------       ------------      ------------

Partners' deficit, December 31, 2003                        (2,072,018)      (2,052,497)       (74,884,002)      (79,008,517)

  Net income                                                    82,173           81,085          5,278,685         5,441,943

  Distribution of $72.00 per unit
    of Additional Limited Partner Interest                          --               --         (5,280,264)       (5,280,264)
                                                           -----------      -----------       ------------      ------------

Partners' deficit, December 31, 2004                       $(1,989,845)     $(1,971,412)      $(74,885,581)     $(78,846,838)
                                                           ===========      ===========       ============      ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-9

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the years ended
                                                                                          December 31,
                                                                                  ----------------------------
                                                                                      2004            2003
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $  5,441,943    $ 14,364,228

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of loss (income) from partnerships ..................................         78,541        (626,404)
    Gain from extinguishment of debt ..........................................     (9,268,904)    (21,886,863)
    Gain on disposition of investment in partnership ..........................     (4,711,617)             --
    Amortization of deferred costs ............................................         29,875          19,267

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................          4,049          (4,277)
      Increase in accrued interest payable ....................................      7,742,817       7,411,043
      Payment of purchase money note interest .................................             --         (71,553)
      Increase (decrease) in accounts payable and accrued expenses ............          3,858          (6,187)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (679,438)       (800,746)
                                                                                  ------------    ------------


Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        180,551         402,945
  Proceeds from disposition of investment in partnership
    net of disposition fee of $500,000 paid to related party ..................     10,549,582              --
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................     10,730,133         402,945
                                                                                  ------------    ------------


Cash flows from financing activities:
  Payment of purchase money note principal ....................................             --        (100,000)
  Distributions to Additional Limited Partners ................................     (5,280,264)             --
                                                                                  ------------    ------------

        Net cash used in financing activities .................................     (5,280,264)       (100,000)
                                                                                  ------------    ------------


Net increase (decrease) in cash and cash equivalents ..........................      4,770,431        (497,801)

Cash and cash equivalents, beginning of year ..................................      4,365,068       4,862,869
                                                                                  ------------    ------------

Cash and cash equivalents, end of year ........................................   $  9,135,499    $  4,365,068
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

                                     III-10

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-IV Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983, and shall continue until December 31, 2038, unless sooner dissolved in accordance with the terms of the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) which own and operate federal or state government-assisted apartment properties, which provide housing principally to the elderly or to individuals and families of low or moderate income, or conventionally financed apartment properties, located throughout the United States.

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

          The Partnership sold 73,500 units at $1,000 per unit of additional limited partner interest through a public offering. The offering period was terminated on August 31, 1984. As of December 31, 2004, 163 units of additional limited partner interest had been abandoned.

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

     d.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships or intermediary partnerships. Under this method, the carrying amount of the investments in Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2004 and 2003, the Partnership's share of cumulative losses of 10 and 11 of the Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $10,371,211 and $10,330,148, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                                     III-11

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Distributions of $87,104 and $131,548, received from three and four Local Partnerships during 2004 and 2003, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

     e.   Investment in partnerships held for sale or transfer
          ----------------------------------------------------

          Pilgrim Tower East Associates (Pilgrim Tower East) and Pilgrim Tower North Associates (Pilgrim Tower North) are under contract to be sold as of December 31, 2001, as further discussed in Note 2.a. The closings have not occurred as of March 31, 2005; accordingly, the Partnership's investments in the Local Partnerships remain classified as investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets at December 31, 2004 and 2003. The Partnership has agreed in principle to assign its interest in Southwest Development Co. (Cedar Point), Jewish Federation Apartments Associates (Jewish Federation), Thornwood House
     Associates (Thornwood House) and Valley View Associates (Valley View) to the noteholders. Accordingly, the Partnership's investment in the Local Partnerships of Cedar Point, Jewish Federation, Thornwood House and Valley View have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2004. In June 2003, a contract for the sale of Campbell Terrace Associates (Campbell Terrace) was signed, as further discussed in Note 2.a. Accordingly, the Partnership's investment in Campbell Terrace was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2003. Campbell Terrace was sold in March 2004. Assets held for sale or transfer are not recorded in excess of their net realizable value.

     f.   Investment in partnerships held in escrow
          -----------------------------------------

          During 2000, documents transferring the Partnership's interest Harborview Apartments Associates (Harborview Apartments) were placed in escrow, as further discussed in Note 2.a. The documents remain in escrow as of March 31, 2005; accordingly, the Partnership's investment in the Local Partnership remained classified as investment in partnerships held in escrow in the accompanying consolidated balance sheets at December 31, 2004 and 2003. During 2000, documents transferring the Partnership's interest in Glenridge Development Company (Glenridge Gardens) were placed in escrow. Accordingly, the Partnership's investment in Local Partnership was reclassified to investment in partnerships held in escrow at December 31, 2003. Glenridge Gardens was transferred to the noteholders in February 2004. The Partnership is in the process of transferring to the noteholders one-half of the Partnership's interest in Crescent Garden Associates (Crescent Gardens). Accordingly, the Partnership's investment in one-half of the Local Partnership has been reclassified as investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2004. Assets held in escrow are not recorded in excess of their net realizable value.

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

     k.   Fair value of financial instruments
          -----------------------------------

          The consolidated financial statements include estimated fair value information as of December 31, 2004, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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

     l.   New accounting pronouncement
          ----------------------------

          In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for


                                                      III-13

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing General Partner has evaluated the Partnership's investment in partnerships and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.


2. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2004 and 2003, the Partnership held limited partner interests in 19 and 21 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties. The remaining amounts due on investments in the Local Partnerships follow.

                                                       December 31,
                                              -----------------------------
                                                  2004              2003
                                              -----------       -----------

           Purchase money notes due in:
             1999                             $ 2,194,000       $ 2,194,000
             2003                               3,515,000         4,155,000
             2004                              11,311,081        11,311,081
             2025                                 500,000           500,000
                                              -----------       -----------

                Subtotal                       17,520,081        18,160,081
                                              -----------       -----------

           Accrued interest payable            80,106,150        81,028,484
                                              -----------       -----------

                Total                         $97,626,231       $99,188,565
                                              ===========       ===========


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

          The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2003 and 2004.

     Property                Principal          Date            Disposition

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


                                     III-14

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

          The purchase money notes related to the following properties have matured and have not been paid or extended as of March 31, 2005

         Property                                 Principal          Maturity
         ---------                               -----------         --------

         Crescent Gardens - Second Note          $  434,000          07/31/99
         Valley View                                920,000          09/01/99
         Westport Village                           840,000          09/01/99
         Pilgrim Tower East                       1,450,000 (1)      11/30/03
         Pilgrim Tower North                      2,065,000          11/30/03
         Crescent Gardens - First Note              434,000          07/31/04
         Harborview                               3,000,000          08/01/04
         Cedar Point                              1,320,000          08/30/04
         Thornwood House                          1,775,000          08/30/04
         Jewish Federation                        1,350,000          10/31/04

         (1) Remaining principal, after a partial payment.

          The purchase money note related to Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership of its intent to close. As of March 31, 2005, no such notice has been received. As of December 31, 2004, principal due on the purchase money note was $3,432,081.

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

          The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase


                                                      III-15

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

     money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to limited partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate. Of the 19 Local Partnerships in which the Partnership is invested as of December 31, 2004, the ten Local Partnerships with associated purchase money notes which have matured and are in default, and which remain unpaid or unextended as of March 31, 2005, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.


                              Percentage of Total       Partnership's Share of
                             Distributions Received           Loss from
     For the Year Ending     from Local Partnerships      Local Partnerships
     -------------------     -----------------------    ----------------------

     December 31, 2004               0.0%                     $(297,024)
     December 31, 2003              10.1%                     $(442,314)


          The Managing General Partner continues to address the maturity of its debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2004 and 2003, was $7,742,817 and $7,411,043,
     respectively. The accrued interest payable on the purchase money notes of $80,106,150 and $81,028,484 as of December 31, 2004 and 2003, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

                                   Cedar Point
                                   -----------

          The Partnership defaulted on its purchase money note related to Cedar Point on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $3,122,592, respectively. As of March 31, 2005, principal and accrued interest of $1,320,000 and $3,227,227, respectively, were due. The Partnership has agreed in principle to assign its interest in Cedar Point to the noteholders in satisfaction of the nonrecourse note. However, there is no assurance that a transfer of the Partnership's interest in Cedar Point will occur.

          Due to the impending transfer of the Partnership's interest in Cedar Point to the noteholders, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $1,741,465 at December 31, 2004, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

                                Crescent Gardens
                                ----------------

          The Partnership defaulted on its two purchase money notes related to Crescent Gardens on July 31, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extended the maturity date to July 31, 2004, subject to semi-annual interest payments, and reduced the interest rate of the First Crescent Note. The Partnership did not make the semi- annual interest payment due in January 2004, and is currently in the process of transferring the collateral for the First Crescent Note (one-half of the Partnership's limited partner interest in the Local Partnership) to its current noteholder in satisfaction of that note. There is no assurance that a transfer of the Partnership's interest in Crescent Gardens to the noteholder will occur. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of March 31, 2005, principal and accrued interest of $434,000 and $914,976, respectively, were due on the First Crescent Note. As of March 31, 2005, principal and accrued interest of $434,000 and $1,500,475, respectively, were due on the Second Crescent Note. Crescent Gardens completed mortgage restructuring under the Mark- to-Market program during 2003, and the associated loan restructuring requirements will likely inhibit the local managing general partner's ability to sell this property. It is anticipated that the property will now operate at a break-even level, so that future cash distributions are highly unlikely.

                                     III-17

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

          Due to the impending transfer of one-half of the Partnership's interest in Crescent Gardens to the noteholder of the First Crescent Note, one-half of the Partnership's basis in the Local Partnership along with one-half of the net unamortized amount of acquisition fees and property purchase  costs,  which  totaled  $8,625 at  December  31,  2004,  has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at that date.

                                 DeAngelis Manor
                                 ---------------

          On March 19, 2002, the property owned by DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of March 31, 2005, the note has not been cancelled pending final receipt of accumulated cash from the property's previous operations and payment thereof to the purchase money noteholder. The final cancellation of the note will have no financial impact to the Partnership.

                                Glenridge Gardens
                                -----------------

          The Partnership defaulted on its purchase money note related to Glenridge Gardens on August 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $740,000 and $1,928,809, respectively. As of February 4, 2004, principal and accrued interest of $640,000 and $3,176,201, respectively, were due. On February 4, 2004, the Partnership's interest in Glenridge Gardens was transferred to the purchase money noteholder. The transfer of the Partnership's interest in Glenridge Gardens resulted in gain from extinguishment of debt for financial statement purposes of $3,779,954 in 2004, and in total gain for federal tax purposes of $5,208,678 in 2004.

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

                              Harborview Apartments
                              ---------------------

          The Partnership defaulted on its purchase money notes related to Harborview Apartments on August 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $3,000,000 and $5,342,321, respectively. On October 31, 2000, the Partnership and noteholders agreed to extend the maturity date of the purchase money notes to August 1, 2004, and the Partnership placed an assignment of its interest in Harborview Apartments into escrow. As of March 31, 2005, the notes were again in default, and principal and accrued interest of $3,000,000 and $7,430,548, respectively, were due. The noteholders are attempting to finalize regulatory authority for the transfer of interests in satisfaction of the outstanding principal and interest balances. There is no assurance that a transfer of the Partnership's interest in Harborview to the noteholders will occur.

                                     III-18

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

          Due to the impending transfer of the Partnership's interest in Harborview Apartments to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $712,989 and $793,364 at December 31, 2004 and 2003, respectively, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

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

          However, as of September 30, 2004, the noteholder had not provided the required six months' notice to the Partnership of acceleration of the maturity date of the notes, and the Partnership did not remove the remaining unpaid accrued interest balance of $5,486,253 from its books at that date, even though the nonrecourse notes are essentially worthless because the collateral that secures them (the Partnership's interest in Highland Village) has no value since Highland Village sold its only assets. As a result, the Partnership stopped accruing interest on the notes effective the date of the sale of the property on April 26, 2002. As of the October 31, 2004 maturity date, the Partnership removed the remaining unpaid accrued interest balance of $5,486,253 from its books. Gain from extinguishment of debt, in the amount of $5,486,253, was recognized by the Partnership during the fourth quarter of 2004. There was no tax gain or loss relating to this in 2004.

                                Jewish Federation
                                -----------------

          The Partnership defaulted on its purchase money note related to Jewish Federation on October 31, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,350,000 and $10,185,885, respectively. As of March 31, 2005, principal and accrued interest of $1,350,000 and $10,713,899, respectively, were due. The Partnership has agreed in principle to assign its interest in Jewish Federation to the noteholder in satisfaction of the nonrecourse note.
     However, there is no assurance that a transfer of the Partnership's interest in Jewish Federation will occur.

          Due to the impending transfer of the Partnership's interest in Jewish Federation to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $74,783 at December 31, 2004, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

                                     III-19

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

                               Pilgrim Tower East
                               ------------------

          The Partnership defaulted on its purchase money note related to Pilgrim Tower East on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of March 31, 2005, principal and accrued interest of $1,450,000 and $3,869,323, respectively, were due. The Partnership and the noteholder signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. The contract for the sale of the Partnership's interest expired in November 2003, however, the parties are currently negotiating an extension to provide for a closing scheduled for August 2005. There is no assurance that a sale of the Partnership's interest in Pilgrim Tower East will occur.

          Due to the impending sale of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at both December 31, 2004 and 2003, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                               Pilgrim Tower North
                               -------------------

          The Partnership defaulted on its purchase money note related to Pilgrim Tower North on April 30, 2000, when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $18,922,763, respectively. As of March 31, 2005, principal and accrued interest of $2,065,000 and $25,057,272, respectively, were due. The local general partner entered into a contract with the noteholder which allows the noteholder to purchase the property in exchange for the principal and accrued interest outstanding on the purchase money note and assumption or prepayment by the noteholder of the mortgage note, the flexible subsidy note and all related debt associated with the property. In addition, in exchange for the noteholder's forbearance to January 31, 2005, the Partnership made a principal payment applied to the note in January 2002. The local general partner and the noteholder are negotiating an extension of the closing date of the sale to August 2005. There is no assurance that a sale of the property will occur.

          Due to the impending sale of the property related to the Partnership's investment in Pilgrim Tower North to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $2,237,772 and $2,347,376 at December 31, 2004 and 2003, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.


                                     III-20

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

                                 Thornwood House
                                 ---------------

          The Partnership defaulted on its purchase money note related to Thornwood House on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,775,000 and $4,025,568, respectively. As of March 31, 2005, principal and accrued interest of $1,775,000 and $4,164,918, respectively, were due. The
     Partnership has agreed in principle to assign its interest to the noteholder in satisfaction of the nonrecourse note. However, there is no assurance that a transfer of the Partnership's interest in Thornwood House will occur.

          Due to the impending transfer of the Partnerships interest in Thornwood House to the noteholder the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $660,352 at December 31, 2004, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

                                   Valley View
                                   -----------

          The Partnership defaulted on its purchase money notes related to Valley View on September 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $920,000 and $1,788,829, respectively. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The
     Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $37,315, was reclassified to investment in partnerships held in escrow. There had been no communication with the noteholders between 2000 and June 2004. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts. However, in June 2004, the Partnership was notified that the noteholders were seeking to implement the transfer of the Partnership's interest in Valley View to the noteholders. The Partnership's interest in Valley View was transferred to the noteholders March 18, 2005.

          Due to the impending transfer of Partnership's interest in Valley View to the noteholders, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $31,798 at December 31, 2004, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

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

          On or about January 16, 2003, the Partnership tendered the assignments of its interest in Wellington Woods to the noteholders. Although the noteholders had not yet accepted the assignments, the Partnership considered its interest to have been transferred. The transfer of the Partnership's interest in Wellington Woods resulted in gain from extinguishment of debt for financial statement purposes of $3,167,610 in 2003, and in total gain for federal tax purposes of $3,163,537 in 2003.

                                Westport Village
                                ----------------

          The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of March 31, 2005, principal and accrued interest of $840,000 and $2,264,168, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow. However, there has been no communication with the noteholders concerning implementing the settlement since 2000. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts.

     b.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has an 89.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the "Agencies") of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invested in the Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2004 and 2003, the Partnership received cash distributions from rental operations of the Local Partnerships totaling $180,551 and $402,945, respectively. As of December 31, 2004 and 2003, 11 of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $624,775 and $707,996, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

     c.   Property matters
          ----------------

                                Campbell Terrace
                                ----------------

          On June 16, 2003, the local managing general partner executed a contract to sell the property owned by Campbell Terrace. On March 31, 2004, Campbell Terrace was sold. Net cash proceeds received by the Partnership totaled $10,549,582. The sale resulted in gain on disposition of investment in partnership of $4,711,617 for financial statement purposes and a total gain of $13,766,939 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in April 2004 the Managing General Partner was paid a disposition fee of $500,000 related to the sale, which was netted against the related gain on disposition of investment in partnership.

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

                                 Madison Square
                                 --------------

          The Local Managing General Partner of Madison Square Ltd. Dividend Housing Association (Madison Square) requested debt relief effective
     October 1, 2001. The property has depleted its operating cash and replacement reserve funds. Therefore, the Local Managing General Partner requested from the lender that the debt payments be reduced to interest only payments until such time as the property can be sold. Effective January 1, 2002, the lender approved interest only payments and a reduction in the rate for a period of five years. The Local Managing General Partner has been searching for a not-for-profit organization to purchase the property, but has received no firm offer as of March 31, 2005. As of December 31, 2004, the Partnership's remaining investment in Madison Square, which consisted of net unamortized acquisition fees and property purchase costs, was $13,995.

                                     III-23

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

     d.   Summarized financial information

          Combined balance sheets and combined statements of operations for the 19 Local Partnerships in which the Partnership is invested as of December 31, 2004, follow. The information is presented separately for nine Local Partnerships which have investment basis (equity method), and for ten Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                         COMBINED BALANCE SHEETS
                                            December 31, 2004

                                                          Equity
                                                          Method          Suspended            Total
                                                       ------------      ------------       ------------
     Number of Local Partnerships                           9                10                  19
                                                            =                ==                  ==

     Rental property, at cost, net of
       accumulated depreciation of
       $33,466,768 $45,482,971, and
       $78,949,739, respectively                       $ 21,210,476      $ 18,492,209       $ 39,702,685
     Land                                                 2,680,006         4,144,032          6,824,038
     Other assets                                         9,187,208         7,981,891         17,169,099
                                                       ------------      ------------       ------------

         Total assets                                  $ 33,077,690      $ 30,618,132       $ 63,695,822
                                                       ============      ============       ============


     Mortgage notes payable                            $ 19,148,189      $ 34,234,801       $ 53,382,990
     Other liabilities                                    2,504,687         9,303,530         11,808,217
                                                       ------------      ------------       ------------

         Total liabilities                               21,652,876        43,538,331         65,191,207

     Partners' capital (deficit)                         11,424,814       (12,920,199)        (1,495,385)
                                                       ------------      ------------       ------------
         Total liabilities and partners'
           capital                                     $ 33,077,690      $ 30,618,132       $ 63,695,822
                                                       ============      ============       ============


                                     III-24

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

                                         COMBINED STATEMENTS OF OPERATIONS
                                       For the year ended December 31, 2004

                                                         Equity
                                                         Method           Suspended            Total
                                                      ------------       -----------        -----------
     Number of Local Partnerships                           9                10                  19
                                                            =                ==                  ==

     Revenue:
       Rental                                          $10,528,160       $10,850,389        $21,378,549
       Other                                               483,844           560,998          1,044,842
                                                       -----------       -----------        -----------

         Total revenue                                  11,012,004        11,411,387         22,423,391
                                                       -----------       -----------        -----------

     Expenses:
       Operating                                         8,634,080         7,513,978         16,148,058
       Interest                                            684,240         1,993,638          2,677,878
       Depreciation and amortization                     1,861,018         2,156,441          4,017,459
                                                       -----------       -----------        -----------

         Total expenses                                 11,179,338        11,664,057         22,843,395
                                                       -----------       -----------        -----------

     Net loss                                          $  (167,334)      $  (252,670)       $  (420,004)
                                                       ===========       ===========        ===========

     Cash distributions                                $    55,650       $    87,104        $   142,754
                                                       ===========       ===========        ===========

     Cash distributions recorded as reduction
       of investments in partnerships                  $    55,650       $        --        $    55,650
                                                       ===========       ===========        ===========

     Cash distributions recorded as income             $        --       $    87,104        $    87,104

     Partnership's share of Local Partnership
       net loss                                           (165,645)               --           (165,645)
                                                       -----------       -----------        -----------

     Share of loss from partnerships                   $  (165,645)      $    87,104        $   (78,541)
                                                       ===========       ===========        ===========


          Combined balance sheets and combined statements of operations for the 21 Local Partnerships in which the Partnership was invested as of December 31, 2003, follow. The information is presented separately for 10 Local Partnerships which have investment basis (equity method), and for 11 Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).


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

                                     III-26

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued
     -------------------------------------------

          All of the cash distributions recorded as income are included in share of income from partnerships on the consolidated statements of operations for the respective years, and are recorded as cash receipts on the respective consolidated balance sheets. Cash distributions recorded as a reduction of the related investment are recorded as cash receipts on the respective consolidated balance sheets, and are recorded as a reduction of investments in partnerships, also on the respective consolidated balance sheets.

     e.   Reconciliation of the Local Partnerships' financial
          ---------------------------------------------------
            statement net loss to taxable income
            ------------------------------------

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

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to taxable income follows.

                                                          December 31,
                                                   --------------------------
                                                      2004            2003
                                                   ----------      ----------

      Financial statement net loss                 $ (420,004)     $ (108,451)

      Differences between financial statement
        and tax depreciation, amortization,
        and miscellaneous differences               2,823,267       3,195,377
                                                   ----------      ----------

      Taxable income                               $2,403,263      $3,086,926
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2004 and 2003, the Partnership paid $184,687 and $203,526, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

                                     III-27

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

For each of the years ended December 31, 2004 and 2003, the Partnership paid the Managing General Partner a Management Fee of $375,000.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In accordance with the terms of the Partnership Agreement, in April 2004, the Managing General Partner was paid a disposition fee of $500,000 relating to the sale of Campbell Terrace. The fee was netted against the related gain on disposition of investment in partnership.


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

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sale proceeds and making certain minimum distributions to limited partners. In accordance with the terms of the Partnership Agreement, in April 2004 the Managing General Partner was paid a disposition fee of $500,000 related to the sale of the property owned by Campbell Terrace on March 31, 2004, which was netted from the proceeds of the sale.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, one percent to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% in the aggregate to the General Partners after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On May 21, 2004, the Managing General Partner made a cash distribution of $5,280,264 ($72 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2004. The distribution consisted of proceeds received from the sale of the property owned by Campbell Terrace.

                                     III-29

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

     As defined in the Partnership Agreement, after the payment of distributions as described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2004 and 2003. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.


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

                                                                        For the years ended
                                                                            December 31,
                                                                     ----------------------------
                                                                        2004             2003
                                                                     -----------      -----------
Financial statement net income                                       $ 5,441,943      $14,364,228

Adjustments:
  Difference between financial statement net income
    and taxable income related to the Partnership's equity
    in the Local Partnerships' income or losses                       (1,674,304)       3,865,242

  Costs amortized over a shorter period for income tax purposes           29,875           19,207

  Difference between taxable interest income
    and financial statement interest income                              202,506          383,309

  Differences between financial statement gain (loss)
    and tax gain (loss) from the sale or transfer of properties        4,274,362               --
                                                                     -----------      -----------

Taxable income                                                       $ 8,274,382      $18,631,986
                                                                     ===========      ===========

                                      # # #

                                     III-30

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-IV Limited Partnership has invested.