Form 10QSB
period 2005-03-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2005-05-12
CIK 740371

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

                  For the quarterly period ended March 31, 2005


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

                                 (301) 468-9200


                               ------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]






--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2005


                                                                          Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - March 31, 2005 and December 31, 2004........................... 1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2005 and 2004............. 2

         Consolidated Statements of Cash Flows
           - for the three months ended March 31, 2005 and 2004............. 3

         Notes to Consolidated Financial Statements
           - March 31, 2005 and 2004........................................ 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 15

Item 3.  Controls and Procedures............................................ 20


PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................... 20

Item 5.  Other Information.................................................. 21

Item 6.  Exhibits........................................................... 21

Signature................................................................... 22

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                                        March 31,      December 31,
                                                                                          2005             2004
                                                                                      -------------    -------------
                                                                                       (Unaudited)
Investments in partnerships .......................................................   $   4,046,271    $   4,013,428
Investment in partnerships held for sale or transfer ..............................       4,701,412        4,785,900
Investment in partnerships held in escrow .........................................         701,520          721,614
Cash and cash equivalents .........................................................       8,935,770        9,135,499
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $139,888 and $138,179, respectively ..........         133,415          135,123
Property purchase costs,
  net of accumulated amortization of $160,079 and $158,171, respectively ..........         145,234          147,141
Other assets ......................................................................             584              341
                                                                                      -------------    -------------

      Total assets ................................................................   $  18,664,206    $  18,939,046
                                                                                      =============    =============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  16,600,081    $  17,520,081
Accrued interest payable ..........................................................      79,713,018       80,106,150
Accounts payable and accrued expenses .............................................         115,991          159,653
                                                                                      -------------    -------------

      Total liabilities ...........................................................      96,429,090       97,785,884
                                                                                      -------------    -------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................     (15,027,227)     (15,027,227)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (128,678,263)    (129,760,217)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (77,764,884)     (78,846,838)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  18,664,206    $  18,939,046
                                                                                      =============    =============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                            For the three months ended
                                                     March 31,
                                          -------------------------------
                                               2005            2004
                                          -------------    -------------

Share of loss from partnerships .......   $     (39,940)   $     (73,239)
                                          -------------    -------------

Other revenue and  expenses:

  Revenue:
    Gain from extinguishment of debt ..       3,387,767        3,779,954
    Interest ..........................          45,740            6,218
                                          -------------    -------------

                                              3,433,507        3,786,172
                                          -------------    -------------

  Expenses:
    Interest ..........................       2,106,433        1,957,751
    Management fee ....................          93,750           93,750
    General and administrative ........          69,064           70,128
    Professional fees .................          38,750           35,000
    Amortization of deferred costs ....           3,616           15,846
                                          -------------    -------------

                                              2,311,613        2,172,475
                                          -------------    -------------

      Total other revenue and expenses        1,121,894        1,613,697
                                          -------------    -------------

Income before gain on disposition
  of investment in partnership ........       1,081,954        1,540,458

Gain on disposition of investment
  in partnership ......................            --          4,593,810
                                          -------------    -------------

Net income ............................       1,081,954        6,134,268

Accumulated losses, beginning of period    (129,760,217)    (135,202,160)
                                          -------------    -------------

Accumulated losses, end of period .....   $(128,678,263)   $(129,067,892)
                                          =============    =============


Net income allocated
  to General Partners (1.51%) .........   $      16,338    $      92,627
                                          =============    =============

Net income allocated
  to Initial and Special
  Limited Partners (1.49%) ............   $      16,121    $      91,401
                                          =============    =============

Net income allocated
  to Additional Limited Partners (97%)    $   1,049,495    $   5,950,240
                                          =============    =============

Net income per unit of
  Additional Limited Partner Interest,
    based on 73,337 units outstanding .   $       14.31    $       81.14
                                          =============    =============


                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  For the three months ended
                                                                                           March 31,
                                                                                  ----------------------------
                                                                                      2005           2004
                                                                                  ------------   ------------
Cash flows from operating activities:
  Net income ..................................................................   $ 1,081,954    $ 6,134,268

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................        39,940         73,239
    Gain from extinguishment of debt ..........................................    (3,387,767)    (3,779,954)
    Amortization of deferred costs ............................................         3,616         15,846
    Gain on disposition of investment in partnership ..........................          --       (4,593,810)

    Changes in assets and liabilities:
      (Increase) decrease in other assets .....................................          (243)         4,320
      Increase in accrued interest payable ....................................     2,106,433      1,957,751
      Decrease in accounts payable and accrued expenses .......................       (43,662)       (46,492)
                                                                                  -----------    -----------

        Net cash used in operating activities .................................      (199,729)      (234,832)
                                                                                  -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................          --           51,085
                                                                                  -----------    -----------

        Net cash provided by investing activities .............................          --           51,085
                                                                                  -----------    -----------

Net decrease in cash and cash equivalents .....................................      (199,729)      (183,747)

Cash and cash equivalents, beginning of period ................................     9,135,499      4,365,068
                                                                                  -----------    -----------

Cash and cash equivalents, end of period ......................................   $ 8,935,770    $ 4,181,321
                                                                                  ===========    ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of March 31, 2005, and the results of its operations and its cash flows for the three month periods ended March 31, 2005 and 2004. The results of operations for the interim period ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2004. Certain balances in the consolidated balance sheet at December 31, 2004, have been reclassified to conform them to the presentation in the consolidated balance sheet at March 31, 2005.

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing General Partner has evaluated the partnerships in which the Partnership invested and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.


2.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $16,600,081 plus aggregate accrued interest of $79,713,018 as of March 31, 2005, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2004, and through May 12, 2005.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     Property                Principal          Date            Disposition
     --------                ----------     -------------       -----------

     Glenridge Gardens        $640,000      February 2004       Transferred
     Valley View              $920,000      March 2005          Transferred

     The purchase money notes related to the following properties have matured and have not been paid or extended as of May 12, 2005.

     Property                                Principal            Maturity
     --------                               -----------           --------

     Crescent Gardens - Second Note         $  434,000            07/31/99
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

     (1) Remaining principal, after partial payment.

     The purchase money note related to Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of May 12, 2005, no such notice has been received. As of March 31, 2005, principal due on the purchase money note was $3,432,081.

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

                             March 31, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the18 Local Partnerships in which the Partnership is invested as of March 31, 2005, the nine Local Partnerships with associated purchase money notes which have matured, or which mature through March 31, 2006, and which remain unpaid or unextended as of May 12, 2005, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2005 and 2004, was $2,106,433 and 1,957,751, respectively. The accrued interest payable on the purchase money notes of $79,713,018 and $80,106,150 as of March 31, 2005 and December 31, 2004,
respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                   Cedar Point
                                   -----------

     The Partnership defaulted on its purchase money note related to Southwest Development Company (Cedar Point) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $3,122,592, respectively. As of May 12, 2005, principal and accrued interest of $1,320,000 and $3,248,551, respectively, were due. The Partnership has agreed in principle to assign its interest in Cedar Point to the noteholder in satisfaction of the nonrecourse note. However, there is no assurance that a transfer of the Partnership's interest in Cedar Point will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     Due to the impending transfer of the Partnership's interest in Cedar Point to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $1,761,556 and $1,741,465 at March 31, 2005 and December 31, 2004,
respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extended the maturity date to July 31, 2004, subject to semi-annual interest payments, and reduced the interest rate of the First Crescent Note. The Partnership did not make the semi-annual interest payment due in January 2004, and is currently in the process of transferring the collateral for the First Crescent Note (one-half of the Partnership's limited partner interest in the Local Partnership) to its current noteholder in satisfaction of that note. There is no assurance that a transfer of the Partnership's interest in Crescent Gardens to the noteholder will occur. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of May 12, 2005, principal and accrued interest of $434,000 and $919,738, respectively, were due on the First Crescent Note. As of May 12, 2005, principal and accrued interest of $434,000 and $1,510,540, respectively, were due on the Second Crescent Note. Crescent Gardens completed mortgage restructuring under the Mark-to-Market program during 2003, and the associated loan restructuring requirement will likely inhibit the local managing general partner's ability to sell this property. It is anticipated that the property will now operate at a break-even level, and that future cash distributions are highly unlikely.

     Due to the impending transfer of one-half of the Partnership's interest in Crescent Gardens to the noteholder of the First Crescent Note, one-half of the Partnership's basis in the Local Partnership along with one-half of the net unamortized amount of acquisition fees and property purchase costs, which totaled $8,625 at both March 31, 2005 and December 31, 2004, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                 DeAngelis Manor
                                 ---------------

     On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of May 12, 2005, the note has not been cancelled pending final receipt of accumulated cash from the property's previous operations and payment thereof to the purchase money noteholder. The final cancellation of the note will have no financial impact to the Partnership.

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

                              Harborview Apartments
                              ---------------------

     The Partnership defaulted on its purchase money notes related to Harborview Apartments Associates Limited Partnership (Harborview Apartments) on August 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $3,000,000 and $5,342,321, respectively. On October 31, 2000, the Partnership and noteholders agreed to extend the maturity date of the purchase money notes to August 1, 2004, and the Partnership placed an assignment of its interest in Harborview Apartments into escrow. As of May 12, 2005, the notes were again in default, and principal and accrued interest of $3,000,000 and $7,478,933, respectively, were due. The noteholders are attempting to finalize regulatory authority for the transfer of interests in satisfaction of the outstanding principal and interest balances. There is no assurance that a transfer of the Partnership's interest in Harborview to the noteholders will occur.

     Due to the impending transfer of the Partnership's interest in Harborview Apartments to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $692,895 and $712,989 at March 31, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

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

                             March 31, 2005 and 2004

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

                                Jewish Federation
                                -----------------

     The Partnership defaulted on its purchase money note related to Jewish Federation Apartments Associates (Jewish Federation) on October 31, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,350,000 and $10,185,885, respectively. As of May 12, 2005, principal and accrued interest of $1,350,000 and $10,872,882, respectively, were due. The Partnership has agreed in principle to assign its interest in Jewish Federation to the noteholder in satisfaction of the nonrecourse note. However, there is no assurance that a transfer of the Partnership's interest in Jewish Federation will occur.

     Due to the impending transfer of the Partnership's interest in Jewish Federation to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $31,907 and $74,783 at March 31, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower East on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of May 12, 2005, principal and accrued interest of $1,450,000 and $3,895,159, respectively, were due. The Partnership and the noteholder signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. The contract for the sale of the Partnership's interest expired in November 2003, however, the parties are currently negotiating an extension to provide for a closing scheduled for August 2005. There is no assurance that a sale of the Partnership's interest in Pilgrim Tower East will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     Due to the impending sale of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at both March 31, 2005 and December 31, 2004, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                               Pilgrim Tower North
                               -------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower North on April 30, 2000, when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $18,922,763, respectively. As of May 12, 2005, principal and accrued interest of $2,065,000 and $25,474,582, respectively, were due. The local general partner entered into a contract with the noteholder which allows the noteholder to purchase the property in exchange for the principal and accrued interest outstanding on the purchase money note and assumption or prepayment by the noteholder of the mortgage note, the flexible subsidy note and all related debt associated with the property. In addition, in exchange for the noteholder's forbearance to January 31, 2005, the Partnership made a principal payment applied to the note in January 2002. The local general partner and the noteholder have negotiated an extension of the closing date of the sale to August 2005. There is no assurance that a sale of the property will occur.

     Due to the impending sale of the property related to the Partnership's investment in Pilgrim Tower North to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $2,210,371 and $2,237,772 at March 31, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                 Thornwood House
                                 ---------------

     The Partnership defaulted on its purchase money note related to Thornwood House on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,775,000 and $4,025,568, respectively. As of May 12, 2005, principal and accrued interest of $1,775,000 and $4,193,317, respectively, were due. The Partnership has agreed in principle to assign its interest to the noteholder in satisfaction of the nonrecourse note. However, there is no assurance that a transfer of the Partnership's interest in Thornwood House will occur.

     Due to the impending transfer of the Partnerships interest in Thornwood House to the noteholder the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $657,847 and $660,352 at March 31, 2005 and December 31, 2004, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                   Valley View
                                   -----------

     The Partnership defaulted on its purchase money notes related to Valley View on September 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $920,000 and $1,788,829, respectively. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $37,315, was reclassified to investment in partnerships held in escrow. There had been no communication with the noteholders between 2000 and June 2004. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts. However, in June 2004, the Partnership was notified that the noteholders were seeking to implement the transfer of the Partnership's interest in Valley View to the noteholders. The Partnership's interest in Valley View was transferred to the noteholders March 18, 2005. The transfer of the Partnership's interest in Valley View resulted in gain from extinguishment of debt for financial statements purposes of $3,387,767 in 2005, and in total gain for federal tax purposes of $4,282,396 in 2005.

     Included in investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2004 is the Partnership's basis in the Local Partnership, Valley View, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $31,798.

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of May 12, 2005, principal and accrued interest of $840,000 and $2,277,871, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow. However, there has been no communication with the noteholders concerning implementing the settlement since 2000. Therefore, effective December 31, 2004, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

b.   Property matters
     ----------------

                                Campbell Terrace
                                ----------------

     On June 16, 2003, the local managing general partner executed a contract to sell the property owned by Campbell Terrace Associates (Campbell Terrace). On March 31, 2004, Campbell Terrace was sold. Cash proceeds received by the Partnership in April 2004 totaled $10,549,582. The sale resulted in gain on disposition of investment in partnership of $4,711,617 for financial statement purposes and a total gain of $13,766,939 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in April 2004 the Managing General Partner was paid a disposition fee of $500,000 related to the sale, which was netted against the related gain on disposition of investment in partnership.

                                 Madison Square
                                 --------------

     The Local Managing General Partner of Madison Square Ltd. Dividend Housing Association (Madison Square) requested debt relief effective October 1, 2001. The property has depleted its operating cash and replacement reserve funds. Therefore, the Local Managing General Partner requested from the lender that the debt payments be reduced to interest only payments until such time as the property can be sold. Effective January 1, 2002, the lender approved interest only payments and a reduction in the rate for a period of five years. The Local Managing General Partner has been searching for a not-for-profit organization to purchase the property, but has received no firm offer as of May 12, 2005. As of March 31, 2005, the Partnership's remaining investment in Madison Square, which consisted of net unamortized acquisition fees and property purchase costs, was $13,823.

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 18 and 19 Local Partnerships in which the Partnership was invested as of March 31, 2005 and 2004, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             For the three months ended
                                                                      March 31,
                                                         2005                              2004
                                              --------------------------       --------------------------
                                                Equity                           Equity
                                                Method        Suspended          Method         Suspended
                                              ----------      ----------       ----------       ----------
     Number of Local Partnerships                  9              9                9                10
                                                   =              =                =                ==

     Revenue:
       Rental                                 $2,632,040      $2,510,358       $2,701,416       $2,650,568
       Other                                     120,961         111,583          142,583          102,611
                                              ----------      ----------       ----------       ----------

         Total revenue                         2,753,001       2,621,941        2,843,999        2,753,179
                                              ----------      ----------       ----------       ----------

     Expenses:
       Operating                               2,158,520       1,724,758        2,127,097        1,884,805
       Interest                                  171,060         502,542          307,750          472,017
       Depreciation and amortization             465,255         518,827          482,947          540,162
                                              ----------      ----------       ----------       ----------

         Total expenses                        2,794,835       2,746,127        2,917,794        2,896,984
                                              ----------      ----------       ----------       ----------

     Net loss                                 $  (41,834)     $ (124,186)      $  (73,795)      $ (143,805)
                                              ==========      ==========       ==========       ==========

     Cash distribution                        $       --      $       --       $   51,085       $       --
                                              ==========      ==========       ==========       ==========

     Cash distribution recorded
       as reduction of investments
       in partnerships                        $       --      $       --       $   51,085       $       --
                                              ==========      ==========       ==========       ==========

     Partnership's share of Local
       Partnership net loss                      (39,940)             --          (73,239)              --
                                              --------------------------       ---------------------------

         Share of income from partnerships                $(39,940)                           $(73,239)
                                                          ========                            ========

     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of March 31, 2005 and 2004, the Partnership's share of cumulative losses to date for 9 and 10 of the 18 and 19 Local Partnerships, respectively, exceeded the amount of the
Partnership's investments in those Local Partnerships by $9,852,738 and $10,262,488, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2005 and 2004

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $54,073 and $42,174 for the three month periods ended March 31, 2005 and 2004, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended March 31, 2005 and 2004.

     In accordance with the terms of the Partnership Agreement, the Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sale proceeds and making certain minimum distributions to limited partners. In April 2004, the Managing General Partner was paid a disposition fee of $500,000 related to the sale of the property owned by Campbell Terrace Associates on March 31, 2004, which was netted against the related gain on disposition of investment in partnership.


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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2004. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for nine Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing General Partner has evaluated the partnerships in which the Partnership invested and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) has a Section 8 HAP contract which expired February 28, 2005. The Managing General Partner has requested an extension of the Section 8 HAP contract for a one-year period. The Section 8 HAP contract covers 79% of the apartment units in Pilgrim Tower North. See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning a possible sale of the property owned by Pilgrim Tower North.

     Tradewinds West Limited  Dividend  Housing  Association  (Tradewinds) has a
Section 8 HAP contract which expired April 30, 2005. The Section 8 HAP contract covers 43% of the apartment units in Tradewinds. The Managing General Partner has requested an extension of the Section 8 HAP contract for a one-year period.

     Harborview Apartments Associates (Harborview) has a Section 8 HAP contract which expires May 31, 2005. The Section 8 HAP contract covers substantially all of the apartment units in Harborview. It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.

     As of March 31, 2005, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $3,526,077.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $8,935,770 as of March 31, 2005, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 12, 2005, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money notes and related accrued interest, and for operating cash reserves.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $16,600,081 plus aggregate accrued interest of $79,713,018 as of March 31, 2005, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2004, and through May 12, 2005.

     Property                Principal          Date           Disposition
     --------                ----------     -------------      -----------

     Glenridge Gardens        $640,000      February 2004      Transferred
     Valley View              $920,000      March 2005         Transferred

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The purchase money notes related to the following properties have matured and have not been paid or extended as of May 12, 2005.

      Property                               Principal            Maturity
      --------                              -----------           --------

      Crescent Gardens - Second Note        $  434,000            07/31/99
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

      (1) Remaining principal, after partial payment.

     The purchase money note related to Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of May 12, 2005, no such notice has been received. As of March 31, 2005, principal due on the purchase money note was $3,432,081.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 18 Local Partnerships in which the Partnership is invested as of March 31, 2005, the nine Local Partnerships with associated purchase money notes which have matured, or which mature through March 31, 2006, and which remain unpaid or unextended as of May 12, 2005, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2005, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $199,729 during the three month period ended March 31, 2003, primarily due to operating expenses paid in cash

     On May 21, 2004, the Managing General Partner made a cash distribution of $5,280,264 ($72 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2004. The distribution consisted of proceeds received from the sale of the property owned by Campbell Terrace.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended March 31, 2005, decreased from the corresponding period in 2004, primarily due to decreases in gain on disposition of investment in partnership and gain from extinguishment of debt and increases in interest expense and professional fees, partially offset by decreases in share of loss from partnerships, general and administrative expenses and amortization of deferred costs and an increase in interest revenue. Interest expense increased due to the compounding of interest on purchase money notes. Professional fees increased primarily due to higher audit costs. Share of loss from partnerships decreased primarily due to lower operating and interest expenses at one property. Interest revenue increased due to higher cash and cash equivalent balances, and higher rates in 2005. Amortization of deferred costs decreased in 2005 primarily due to the sale of Campbell Terrace and transfer of the Partnership's interest in Glenridge Gardens in 2004.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2005 and 2004 did not include losses of $216,354 and $260,739, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2005.


Item 3. Controls and Procedures

     In May 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the May 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


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

     Effective at close of business on May 6, 2005, the Principal Financial Officer and Principal Accounting Officer (one individual) of C.R.I., Inc. (the Managing General Partner of the Registrant) resigned. The duties of these positions have been assumed by H. William Willoughby. Mr. Willoughby has held the office of President of CRI since 1990 and has also served as one of its Directors. He has no employment contract.

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2005, but not reported, except as set forth above, because the triggering event occurred within four business days of the filing of this Form 10-QSB


Item 6. Exhibits

Exhibit No.    Description
-----------    ------------

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


                                  CAPITAL REALTY INVESTORS-IV LIMITED
                                      PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




May 12, 2005                            by:  /s/ H. William Willoughby
------------                                 -----------------------------------
DATE                                         H. William Willoughby,
                                               Director, President,
                                               and Secretary