Form 10QSB
period 2005-06-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2005-08-15
CIK 740371

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

                  For the quarterly period ended June 30, 2005


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2005


                                                                         Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - June 30, 2005 and December 31, 2004.........................  1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2005 and 2004...  2

         Consolidated Statements of Cash Flows
           - for the six months ended June 30, 2005 and 2004.............  3

         Notes to Consolidated Financial Statements
           - June 30, 2005 and 2004......................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... 16

Item 3.  Controls and Procedures......................................... 21


PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities................................. 22

Item 5.  Other Information............................................... 22

Item 6.  Exhibits........................................................ 22

Signature................................................................ 23

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                        June 30,        December 31,
                                                                                          2005             2004
                                                                                      -------------    -------------
                                                                                       (Unaudited)
Investments in partnerships .......................................................   $   3,881,859    $   4,013,428
Investment in partnerships held for sale or transfer ..............................       6,017,525        4,785,900
Investment in partnerships held in escrow .........................................         804,254          721,614
Cash and cash equivalents .........................................................       8,945,572        9,135,499
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $138,393 and $138,179, respectively ..........         128,770          135,123
Property purchase costs,
  net of accumulated amortization of $139,581 and $158,171, respectively ..........         122,543          147,141
Other assets ......................................................................             682              341
                                                                                      -------------    -------------

      Total assets ................................................................   $  19,901,205    $  18,939,046
                                                                                      =============    =============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  16,166,081    $  17,520,081
Accrued interest payable ..........................................................      80,867,048       80,106,150
Accounts payable and accrued expenses .............................................         110,111          159,653
                                                                                      -------------    -------------

      Total liabilities ...........................................................      97,143,240       97,785,884
                                                                                      -------------    -------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................     (15,027,227)     (15,027,227)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (128,155,414)    (129,760,217)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (77,242,035)     (78,846,838)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  19,901,205    $  18,939,046
                                                                                      =============    =============


                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                               For the three months ended        For the six months ended
                                                        June 30,                         June 30,
                                            ------------------------------    ------------------------------
                                                 2005             2004            2005             2004
                                            -------------    -------------    -------------    -------------
Share of income (loss) from partnerships    $   1,399,078    $    (188,882)   $   1,359,138    $    (262,121)
                                            -------------    -------------    -------------    -------------

Other revenue and  expenses:

  Revenue:
    Interest ............................          56,190           16,875          101,931           23,093
    Gain from extinguishment of debt ....       1,348,879             --          4,736,646        3,779,954
                                            -------------    -------------    -------------    -------------

                                                1,405,069           16,875        4,838,577        3,803,047
                                            -------------    -------------    -------------    -------------

  Expenses:
    Interest ............................       2,077,534        1,927,773        4,183,967        3,885,524
    Management fee ......................          93,750           93,750          187,500          187,500
    General and administrative ..........          67,648           69,690          136,712          139,818
    Professional fees ...................          38,750           35,000           77,500           70,000
    Amortization of deferred costs ......           3,616            4,855            7,233           20,701
                                            -------------    -------------    -------------    -------------

                                                2,281,298        2,131,068        4,592,912        4,303,543
                                            -------------    -------------    -------------    -------------

      Total other revenue and expenses ..        (876,229)      (2,114,193)         245,665         (500,496)
                                            -------------    -------------    -------------    -------------

Income (loss) before gain on disposition
  of investment in partnership ..........         522,849       (2,303,075)       1,604,803         (762,617)

Gain on disposition of investment
  in partnership, net of disposition fees            --               --               --          4,593,811
                                            -------------    -------------    -------------    -------------

Net income (loss) .......................         522,849       (2,303,075)       1,604,803        3,831,194

Accumulated losses, beginning of period .    (128,678,263)    (129,067,891)    (129,760,217)    (135,202,160)
                                            -------------    -------------    -------------    -------------

Accumulated losses, end of period .......   $(128,155,414)   $(131,370,966)   $(128,155,414)   $(131,370,966)
                                            =============    =============    =============    =============


Net income (loss) allocated
  to General Partners (1.51%) ...........   $       7,895    $     (34,776)   $      24,233    $      57,851
                                            =============    =============    =============    =============

Net income (loss) allocated
  to Initial and Special
  Limited Partners (1.49%) ..............   $       7,790    $     (34,316)   $      23,912    $      57,085
                                            =============    =============    =============    =============

Net income (loss) allocated
  to Additional Limited Partners (97%) ..   $     507,164    $  (2,233,983)   $   1,556,658    $   3,716,258
                                            =============    =============    =============    =============

Net income (loss) per unit of
  Additional Limited Partner Interest,
    based on 73,337 units outstanding ...   $        6.92    $      (30.46)   $       21.23    $       50.67
                                            =============    =============    =============    =============


                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    For the six months ended
                                                                                            June 30,
                                                                                  ----------------------------
                                                                                       2005          2004
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $  1,604,803    $  3,831,194

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................     (1,359,138)        262,121
    Gain from extinguishment of debt ..........................................     (4,736,646)     (3,779,954)
    Gain on disposition of investment in partnership, net of disposition fee ..           --        (4,593,811)
    Amortization of deferred costs ............................................          7,233          20,701

    Changes in assets and liabilities:
      (Increase) decrease in other assets .....................................           (341)          4,175
      Increase in accrued interest payable ....................................      4,183,967       3,885,524
      Decrease in accounts payable and accrued expenses .......................        (49,542)        (35,454)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (349,664)       (405,504)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        159,737         171,881
  Proceeds from disposition of investment in partnership ......................           --        10,931,774
  Disposition fee paid to related party .......................................           --          (500,000)
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................        159,737      10,603,655
                                                                                  ------------    ------------

Cash flows from financing activities:
  Distribution to Limited Partners ............................................           --        (5,280,264)
                                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents ..........................       (189,927)      4,917,887

Cash and cash equivalents, beginning of period ................................      9,135,499       4,365,068
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  8,945,572    $  9,282,955
                                                                                  ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of June 30, 2005, and the results of its operations for the three and six month periods ended June 30, 2005 and 2004, and its cash flows for the six month periods ended June 30, 2005 and 2004. The results of operations for the interim periods ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing
General Partner has evaluated the partnerships in which the Partnership is invested and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.


2.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $16,166,081 plus aggregate accrued interest of $80,867,048 as of June 30, 2005, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2004, and through August 15, 2005.



     Property                       Principal        Date        Disposition
     --------                       ---------    -------------   -----------
     Glenridge Gardens               $640,000    February 2004   Transferred
     Valley View                      920,000    March 2005      Transferred
     Crescent Gardens - First Note    434,000    June 2005       Transferred


     The purchase money notes related to the following properties have matured and have not been paid or extended as of August 15, 2005.

                                                        Accrued Interest
                                                             as of
      Property                          Principal        June 30, 2005     Maturity
      --------                         -----------      ---------------    --------
      Crescent Gardens - Second Note   $  434,000         $ 1,522,359      07/31/99
      Westport Village                    840,000           2,293,965      09/01/99
      Pilgrim Tower East                1,450,000 (1)       3,925,501      11/30/03
      Pilgrim Tower North               2,065,000          25,964,677      11/30/03
      Harborview                        3,000,000           7,535,756      08/01/04
      Cedar Point                       1,320,000           3,273,594      08/30/04
      Thornwood House                   1,775,000           4,226,669      08/30/04
      Jewish Federation                 1,350,000          11,059,595      10/31/04

      (1) Remaining principal, after partial payment.

     The purchase money note related to Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of August 15, 2005, no such notice has been received. As of June 30, 2005, principal and accrued interest due on the purchase money note was $3,432,081 and $18,756,712, respectively.

     The remaining purchase money note related to Northridge Park matures in 2025. As of June 30, 2005, principal and accrued interest balances were $500,000 and $2,308,220, respectively.

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

                             June 30, 2005 and 2004

                                   (Unaudited)


2. INVESTMENTS IN PARTNERSHIPS - Continued

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the18 Local Partnerships in which the Partnership is invested as of June 30, 2005, the nine Local Partnerships with associated purchase money notes which have matured, or which mature through June 30, 2006, and which remain unpaid or unextended as of August 15, 2005, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2005, was $2,077,534 and $4,183,967, respectively, and $1,927,773 and $3,885,524 for the three and six month periods ended June 30, 2004, respectively. The accrued interest payable on the purchase money notes of $80,867,048 and $80,106,150 as of June 30, 2005 and December 31, 2004, respectively, is due upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                   Cedar Point
                                   -----------

     The Partnership defaulted on its purchase money note related to Southwest Development Company (Cedar Point) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $3,122,592, respectively. As of August 15, 2005, principal and accrued interest of $1,320,000 and $3,295,662, respectively, were due. The Partnership has agreed in principle to assign its interest in Cedar Point to the noteholder in satisfaction of the nonrecourse note. However, there is no assurance that a transfer of the Partnership's interest in Cedar Point will occur.

     Due to the impending transfer of the Partnership's interest in Cedar Point to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $1,815,084 and $1,741,465 at June 30, 2005 and December 31, 2004,
respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extended the maturity date to July 31, 2004, subject to semi-annual interest payments, and reduced the interest rate of the First Crescent Note. The Partnership did not make the semi-annual interest payment due in January 2004. In June 2005, one-half of the Partnership's limited partner interest in the Local Partnership was transferred to its current noteholder in satisfaction of that note. The transfer of one-half of the Partnership's interest in Crescent Gardens resulted in gain from extinguishment of debt for financial statement purposes of $1, 348,879 in 2005, and in total gain of $1,849,799 for federal tax purposes in 2005. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of August 15, 2005, principal and accrued interest of $434,000 and $1,532,774, respectively, were due on the Second Crescent Note. Crescent Gardens completed mortgage restructuring under the Mark-to-Market program during 2003, and the associated loan restructuring requirement will likely inhibit the local managing general partner's ability to sell this property. It is anticipated that the property will now operate at a break-even level, and that future cash distributions are highly unlikely.

     One-half of the Partnership's basis in Crescent Gardens along with one-half of the net unamortized amount of acquisition fees and property purchase costs, which totaled $8,625 at December 31, 2004, was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets at that date.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                 DeAngelis Manor
                                 ---------------

     On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of August 15, 2005, the note has not been canceled pending final receipt of accumulated cash from the property's previous operations and payment thereof to the purchase money noteholder. The final cancellation of the note will have no financial impact to the Partnership.

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

                              Harborview Apartments
                              ---------------------

     The Partnership defaulted on its purchase money notes related to Harborview Apartments Associates Limited Partnership (Harborview Apartments) on August 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $3,000,000 and $5,342,321, respectively. On October 31, 2000, the Partnership and noteholders agreed to extend the maturity date of the purchase money notes to August 1, 2004, and the Partnership placed an assignment of its interest in Harborview Apartments into escrow. As of August 15, 2005, the notes were again in default, and principal and accrued interest of $3,000,000 and $7,585,828, respectively, were due. The noteholders are attempting to finalize regulatory authority for the transfer of interests in satisfaction of the outstanding principal and interest balances. There is no assurance that a transfer of the Partnership's interest in Harborview to the noteholders will occur.

     Due to the impending transfer of the Partnership's interest in Harborview Apartments to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $804,254 and $712,989 at June 30, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

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

                             June 30, 2005 and 2004

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

     However, as of September 30, 2004, the noteholder had not provided the required six months' notice to the Partnership of acceleration of the maturity date of the notes, and the Partnership did not remove the remaining unpaid accrued interest balance of $5,486,253 from its books at that date, even though the nonrecourse notes are essentially worthless because the collateral that secures them (the Partnership's interest in Highland Village) has no value since Highland Village sold its only assets. As a result, the Partnership stopped accruing interest on the notes effective the date of the sale of the property on April 26, 2002. On the October 31, 2004 maturity date, the Partnership removed the remaining unpaid accrued interest balance of $5,486,253 from its books. Gain from extinguishment of debt, in the amount of $5,486,253, was recognized by the Partnership during the fourth quarter of 2004. There was no tax gain or loss relating to this in 2004.

                                Jewish Federation
                                -----------------

     The Partnership defaulted on its purchase money note related to Jewish Federation Apartments Associates (Jewish Federation) on October 31, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,350,000 and $10,185,885, respectively. As of August 15, 2005, principal and accrued interest of $1,350,000 and $11,224,123, respectively, were due. The Partnership has agreed in principle to assign its interest in Jewish Federation to the noteholder in satisfaction of the nonrecourse note. However, there is no assurance that a transfer of the Partnership's interest in Jewish Federation will occur.

     Due to the impending transfer of the Partnership's interest in Jewish Federation to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $31,907 and $74,783 at June 30, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower East on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of August 15, 2005, principal and accrued interest of $1,450,000 and $3,952,238, respectively, were due. The Partnership and the noteholder signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. The contract for the sale of the Partnership's interest expired in November 2003, however, the parties are currently negotiating an extension to provide for a closing in 2006. There is no assurance that a sale of the Partnership's interest in Pilgrim Tower East will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     Due to the impending sale of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at both June 30, 2005 and December 31, 2004, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                               Pilgrim Tower North
                               -------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower North on April 30, 2000, when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $18,922,763, respectively. As of August 15, 2005, principal and accrued interest of $2,065,000 and $26,396,544, respectively, were due. The local general partner entered into a contract with the noteholder which allows the noteholder to purchase the property in exchange for the principal and accrued interest outstanding on the purchase money note and assumption or prepayment by the noteholder of the mortgage note, the flexible subsidy note and all related debt associated with the property. In addition, in exchange for the noteholder's forbearance to January 31, 2005, the Partnership made a principal payment applied to the note in January 2002. The local general partner and the noteholder have negotiated an extension of the closing date of the sale to late 2005. There is no assurance that a sale of the property will occur.

     Due to the impending sale of the property related to the Partnership's investment in Pilgrim Tower North to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $3,429,366 and $2,237,772 at June 30, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                 Thornwood House
                                 ---------------

     The Partnership defaulted on its purchase money note related to Thornwood House on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,775,000 and $4,025,568, respectively. As of August 15, 2005, principal and accrued interest of $1,775,000 and $4,256,058, respectively, were due. The Partnership has agreed in principle to assign its interest to the noteholder in satisfaction of the nonrecourse note. However, there is no assurance that a transfer of the Partnership's interest in Thornwood House will occur.

     Due to the impending transfer of the Partnerships interest in Thornwood House to the noteholder the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $677,718 and $660,352 at June 30, 2005 and December 31, 2004, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

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

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of August 15, 2005, principal and accrued interest of $840,000 and $2,308,146, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow. However, there has been no communication with the noteholders concerning implementing the settlement since 2000. Therefore, effective December 31, 2004, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

b.   Property matters
     ----------------

                                Campbell Terrace
                                ----------------

     On June 16, 2003, the local managing general partner executed a contract to sell the property owned by Campbell Terrace Associates (Campbell Terrace). On March 31, 2004, Campbell Terrace was sold. Net cash proceeds received by the Partnership totaled $10,549,582. The sale resulted in net gain on disposition of investment in partnerships of $4,711,617 for financial statement purposes and a total gain of $13,766,939 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in April 2004 the Managing General Partner was paid a disposition fee of $500,000 related to the sale, which was netted against the related gain on disposition of investment in partnership.

                               Clearfield Hills II
                               -------------------

     In June 2005, a contract for the sale of the Partnership's interest in Clearfield Hills II Ltd. Partnership (Clearfield Hills II) was signed. As a subsequent event, in July 2005, the Partnership's interest in Clearfield Hills II was sold. The sale will result in net gain on disposition of investment in partnerships of $936,785 for financial statement purposes and a total gain of $1,881,048 for federal income tax purposes in 2005. In accordance with the terms of the Partnership Agreement, in August 2005, the Managing General Partner will be paid a disposition fee of $52,000 related to the sale. The fee will be netted against the related gain on disposition of investments in partnerships. The Partnership's basis in Clearfield Hills II, along with net unamortized acquisition fees and property purchase costs, which totaled $23,718 at June 30, 2005, has been reclassified to investments in partnerships held for sale or transfer in the accompanying balance sheet at that date.

                                 Madison Square
                                 --------------

     The Local Managing General Partner of Madison Square Ltd. Dividend Housing Association (Madison Square) requested debt relief effective October 1, 2001. The property had depleted its operating cash and replacement reserve funds. Therefore, the Local Managing General Partner requested from the lender that the debt payments be reduced to interest only payments until such time as the property can be sold. Effective January 1, 2002, the lender approved interest only payments and a reduction in the rate for a period of five years. The Local Managing General Partner has been searching for a not-for-profit organization to purchase the property, but has received no firm offer as of August 15, 2005. As of June 30, 2005, the Partnership's remaining investment in Madison Square, which consisted of net unamortized acquisition fees and property purchase costs, was $13,650.

                CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                  (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the 18 and 19 Local Partnerships in which the Partnership was invested as of June 30, 2005 and 2004, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                               For the three months ended
                                                                        June 30,
                                               ------------------------------------------------------------
                                                          2005                            2004
                                               --------------------------       ---------------------------
                                                 Equity                           Equity
                                                 Method        Suspended          Method         Suspended
                                               ----------      ----------       ----------       ----------
      Number of Local Partnerships                  8              10               9                10
                                                    =              ==               =                ==

      Revenue:
        Rental                                 $3,318,881      $2,747,886       $2,473,029       $2,650,572
        Other                                      81,492         107,358          104,981          102,616
                                               ----------      ----------       ----------       ----------

          Total revenue                         3,400,373       2,855,244        2,578,010        2,753,188
                                               ----------      ----------       ----------       ----------

      Expenses:
        Operating                               1,604,347       1,908,066        2,065,660        1,884,808
        Interest                                  117,681         545,541          307,752          472,018
        Depreciation and amortization             390,419         566,931          482,949          540,163
                                               ----------      ----------       ----------       ----------

          Total expenses                        2,112,447       3,020,538        2,856,361        2,896,989
                                               ----------      ----------       ----------       ----------

      Net income (loss)                        $1,287,926      $ (165,294)      $ (278,351)      $ (143,801)
                                               ==========      ==========       ==========       ==========

      Cash distributions                       $   34,120      $  125,617       $   33,692       $   87,104
                                               ==========      ==========       ==========       ==========

      Cash distributions recorded
        as reduction of investments
        in partnerships                        $   34,120      $       --       $   33,692       $       --
                                               ==========      ==========       ==========       ==========

      Cash distributions recorded
        as income                              $       --      $  125,617       $       --       $   87,104

      Partnership's share of Local
        Partnership net income (loss)           1,273,461              --         (275,986)              --
                                               --------------------------       ---------------------------
      Share of income (loss)
        from partnerships                              $1,399,078                        $(188,882)
                                                       ==========                        =========

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                             For the six months ended
                                                                     June 30,
                                             -------------------------------------------------------------
                                                       2005                             2004
                                             --------------------------       ----------------------------
                                               Equity                           Equity
                                               Method        Suspended          Method         Suspended
                                             ----------      ----------       ----------       ----------
     Number of Local Partnerships                  8              10               9                10
                                                   =              ==               =                ==

     Revenue:
       Rental                                 $5,594,066     $5,615,098       $5,174,445       $5,301,140
       Other                                     196,295        225,098          247,564          205,227
                                              ----------     ----------       ----------       ----------

         Total revenue                         5,790,361      5,840,196        5,422,009        5,506,367
                                              ----------     ----------       ----------       ----------

     Expenses:
       Operating                               3,483,269      3,912,422        4,192,757        3,769,613
       Interest                                  235,363      1,101,460          615,502          944,035
       Depreciation and amortization             780,838      1,160,595          965,896        1,080,325
                                              ----------     ----------       ----------       ----------

         Total expenses                        4,499,470      6,174,477        5,774,155        5,793,973
                                              ----------     ----------       ----------       ----------

     Net income (loss)                        $1,290,891     $ (334,281)      $ (352,146)      $ (287,606)
                                              ==========     ==========       ==========       ==========

     Cash distributions                       $   34,120     $  125,617       $   84,777       $   87,104
                                              ==========     ==========       ==========       ==========

     Cash distributions recorded
       as reduction of investments
       in partnerships                        $   34,120     $       --       $   84,777       $       --
                                              ==========     ==========       ==========       ==========

     Cash distributions recorded
       as income                              $       --     $  125,617       $       --       $   87,104

     Partnership's share of Local
       Partnership net income (loss)           1,233,521             --         (349,225)              --
                                              -------------------------       ---------------------------

     Share of income (loss) from
       partnerships                                  $1,359,138                       $(262,121)
                                                     ==========                       =========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of June 30, 2005 and 2004, the Partnership's share of cumulative losses to date for 10 of the 18 and 19 Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $10,016,408 and $10,403,997, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2005 and 2004

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $58,813 and $112,887 for the three and six month periods ended June 30, 2005, respectively, and $55,878 and $98,052 for the three and six month periods ended June 30, 2004, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended June 30, 2005 and 2004, and $187,500 for each of the six month periods ended June 30, 2005 and 2004.

     In accordance with the terms of the Partnership Agreement, the Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sale proceeds and making certain minimum distributions to limited partners. In April 2004, the Managing General Partner was paid a disposition fee of $500,000 related to the sale of the property owned by Campbell Terrace Associates on March 31, 2004, which was netted against the related gain on disposition of investment in partnership. In August 2005, the Managing General Partner will be paid a disposition fee of $52,000 related to the sale of Clearfield Hills II, which will be netted against the related gain on disposition of investments in partnerships.


4.   CASH DISTRIBUTION

     On May 21, 2004, the Managing General Partner made a cash distribution of $5,280,264 ($72 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2004. The distribution consisted of proceeds received from the sale of the property owned by Campbell Terrace.


5.   SUBSEQUENT EVENT

     In July 2005, the Partnership's interest in Clearfield Hills II was sold. See Note 2(b) Property Matters in Part I Item 1 for information regarding the sale.

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

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Managing
General Partner has evaluated the partnerships in which the Partnership is invested and has determined that they are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     Pilgrim Tower North Associates Limited Partnership (Pilgrim Tower North) has a Section 8 HAP contract which expires February 28, 2006. The Section 8 HAP contract covers 79% of the apartment units in Pilgrim Tower North. It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration. See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning a possible sale of the property owned by Pilgrim Tower North.

     Harborview Apartments Associates (Harborview) has a Section 8 HAP contract which expires May 31, 2006. The Section 8 HAP contract covers substantially all of the apartment units in Harborview. It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.

     As of June 30, 2005, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $4,131,515.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $8,945,572 as of June 30, 2005, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 15, 2005, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money notes and related accrued interest, and for operating cash reserves.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $16,166,081 plus aggregate accrued interest of $80,867,048 as of June 30, 2005, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2004, and through August 15, 2005.

     Property                       Principal        Date         Disposition
     --------                       ---------    -------------    -----------

     Glenridge Gardens               $640,000    February 2004    Transferred
     Valley View                      920,000    March 2005       Transferred
     Crescent Gardens - First Note    434,000    June 2005        Transferred

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The purchase money notes related to the following properties have matured and have not been paid or extended as of August 15, 2005.

                                                          Accrued Interest
                                                               as of
     Property                             Principal        June 30, 2005      Maturity
     --------                            -----------      ---------------     --------
     Crescent Gardens - Second Note      $  434,000         $ 1,522,359       07/31/99
     Westport Village                       840,000           2,293,965       09/01/99
     Pilgrim Tower East                   1,450,000 (1)       3,925,501       11/30/03
     Pilgrim Tower North                  2,065,000          25,964,677       11/30/03
     Harborview                           3,000,000           7,535,756       08/01/04
     Cedar Point                          1,320,000           3,273,594       08/30/04
     Thornwood House                      1,775,000           4,226,669       08/30/04
     Jewish Federation                    1,350,000          11,059,595       10/31/04


     (1) Remaining principal, after partial payment.

     The purchase money note related to Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of August 15, 2005, no such notice has been received. As of June 30, 2005, principal and accrued interest due on the purchase money note was $3,432,081 and $18,756,712, respectively.

     The remaining purchase money note related to Northridge Park matures in 2025. As of June 30, 2005, principal and accrued interest balances were $500,000 and $2,308,220, respectively.

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 18 Local Partnerships in which the Partnership is invested as of June 30, 2005, the nine Local Partnerships with associated purchase money notes which have matured, or which mature through June 30, 2006, and which remain unpaid or unextended as of August 15, 2005, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2005, existing cash resources and the receipt of distributions from Local Partnerships were adequate to support operating cash requirements. Cash and cash equivalents decreased during the six month period ended March 31, 2003, primarily due to operating expenses paid in cash

     On May 21, 2004, the Managing General Partner made a cash distribution of $5,280,264 ($72 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2004. The distribution consisted of proceeds received from the sale of the property owned by Campbell Terrace.

                              Results of Operations
                              ---------------------

     The Partnership recognized net income for the three month period ended June 30, 2005, compared to net loss for the corresponding period in 2004, primarily due to increases in share of income from partnerships, interest revenue and gain from extinguishment of debt and decreases in general and administrative expenses and amortization of deferred costs, partially offset by increases in interest expense and professional fees. Share of income from partnerships increased primarily due to higher rental income and lower operating expenses at two properties and lower interest expense at one property. Interest revenue increased due to higher interest rates in 2005. Gain from extinguishment of debt increased due to the transfer of one-half of the Partnership's interest in Crescent Gardens. Interest expense increased due to the compounding of interest on purchase money notes. Professional fees increased primarily due to higher audit costs in 2005.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership's net income for the six month period ended June 30, 2005, decreased from the corresponding period in 2004, primarily due to a decrease in gain on disposition of investment in partnership, relating to the sale of Campbell Terrace in 2004 and increases in interest expense and professional fees, partially offset by increases in share of income from partnerships, interest revenue, and gain from extinguishment of debt and decreases in general and administrative expenses and amortization of deferred costs, all as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2005 did not include losses of $257,061 and $473,415, respectively, compared to excluded losses of $260,736 and $521,475, for the three and six month periods ended June 30, 2004, respectively.

     As a subsequent event, in July 2005, the Partnership's interest in Clearfield Hills II was sold. See Note 2(b) Property Matters in Part I Item 1 for information regarding the sale.

     No other significant changes in the Partnership's operations have taken place during the six month period ended June 30, 2005.


Item 3. Controls and Procedures

     In July 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the July 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities


     See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.


Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2005, but not reported, whether or not otherwise required by this Form 10-QSB at June 30, 2005.

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


                                  CAPITAL REALTY INVESTORS-IV LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




August 15, 2005                        by:  /s/ H. William Willoughby
---------------                             ------------------------------------
DATE                                        H. William Willoughby,
                                              Director, President,
                                              and Secretary