Form 10QSB
period 2005-09-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2005-11-10
CIK 740371

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

                For the quarterly period ended September 30, 2005


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

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                                                          Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - September 30, 2005 and December 31, 2004.....................  1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2005
           and 2004.......................................................  2

         Consolidated Statements of Cash Flows
           - for the nine months ended September 30, 2005 and 2004........  3

         Notes to Consolidated Financial Statements
           - September 30, 2005 and 2004..................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 16

Item 3.    Controls and Procedures........................................ 21


PART II - OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities................................ 22

Item 5.    Other Information.............................................. 22

Item 6.    Exhibits....................................................... 23

Signature................................................................. 24

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                      September 30,     December 31,
                                                                                          2005             2004
                                                                                      -------------    -------------
                                                                                        (Unaudited)
Investments in partnerships .......................................................   $   3,898,203    $   4,013,428
Investment in partnerships held for sale or transfer ..............................       6,125,096        4,785,900
Investment in partnerships held in escrow .........................................         767,675          721,614
Cash and cash equivalents .........................................................       9,834,522        9,135,499
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $140,063 and $138,179, respectively ..........         127,101          135,123
Property purchase costs,
  net of accumulated amortization of $141,220 and $158,171, respectively ..........         120,905          147,141
Other assets ......................................................................             900              341
                                                                                      -------------    -------------

      Total assets ................................................................   $  20,874,402    $  18,939,046
                                                                                      =============    =============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  16,166,081    $  17,520,081
Accrued interest payable ..........................................................      82,936,305       80,106,150
Accounts payable and accrued expenses .............................................         150,987          159,653
                                                                                      -------------    -------------

      Total liabilities ...........................................................      99,253,373       97,785,884
                                                                                      -------------    -------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................     (15,027,227)     (15,027,227)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (129,292,350)    (129,760,217)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (78,378,971)     (78,846,838)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  20,874,402    $  18,939,046
                                                                                      =============    =============


                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                               For the three months ended        For the nine months ended
                                                      September 30,                    September 30,
                                             ------------------------------    ------------------------------
                                                  2005             2004             2005             2004
                                             -------------    -------------    -------------    -------------
Share of income from partnerships ........   $     124,340    $     443,503    $   1,483,478    $     181,382
                                             -------------    -------------    -------------    -------------

Other revenue and  expenses:

  Revenue:
    Interest .............................          74,459           23,512          176,390           46,605
    Gain from extinguishment of debt .....            --               --          4,736,646        3,779,954
                                             -------------    -------------    -------------    -------------

                                                    74,459           23,512        4,913,036        3,826,559
                                             -------------    -------------    -------------    -------------

  Expenses:
    Interest .............................       2,069,257        1,927,773        6,253,224        5,813,297
    Management fee .......................          93,750           93,750          281,250          281,250
    General and administrative ...........          67,455           67,130          204,167          206,947
    Professional fees ....................          38,750           29,676          116,250           99,676
    Amortization of deferred costs .......           3,308            4,854           10,541           25,554
                                             -------------    -------------    -------------    -------------

                                                 2,272,520        2,123,183        6,865,432        6,426,724
                                             -------------    -------------    -------------    -------------

      Total other revenue and expenses ...      (2,198,061)      (2,099,671)      (1,952,396)      (2,600,165)
                                             -------------    -------------    -------------    -------------

Loss before gain on disposition
  of investment in partnerships ..........      (2,073,721)      (1,656,168)        (468,918)      (2,418,783)

Gain on disposition of investment
  in partnerships, net of disposition fees         936,785            8,212          936,785        4,602,021
                                             -------------    -------------    -------------    -------------

Net (loss) income ........................      (1,136,936)      (1,647,956)         467,867        2,183,238

Accumulated losses, beginning of period ..    (128,155,414)    (131,370,966)    (129,760,217)    (135,202,160)
                                             -------------    -------------    -------------    -------------

Accumulated losses, end of period ........   $(129,292,350)   $(133,018,922)   $(129,292,350)   $(133,018,922)
                                             =============    =============    =============    =============


Net (loss) income allocated
  to General Partners (1.51%) ............   $     (17,168)   $     (24,884)   $       7,065    $      32,967
                                             =============    =============    =============    =============

Net (loss) income allocated
  to Initial and Special
  Limited Partners (1.49%) ...............   $     (16,940)   $     (24,555)   $       6,971    $      32,530
                                             =============    =============    =============    =============

Net (loss) income allocated
  to Additional Limited Partners (97%) ...   $  (1,102,828)   $  (1,598,517)   $     453,831    $   2,117,741
                                             =============    =============    =============    =============

Net (loss) income per unit of
  Additional Limited Partner Interest,
    based on 73,337 units outstanding ....   $      (15.04)   $      (21.80)   $        6.19    $       28.88
                                             =============    =============    =============    =============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                         September 30,
                                                                                  ----------------------------
                                                                                      2005            2004
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $    467,867    $  2,183,238

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................     (1,483,478)       (181,382)
    Gain from extinguishment of debt ..........................................     (4,736,646)     (3,779,954)
    Gain on disposition of investment in partnership, net of disposition fee ..       (936,785)     (4,602,021)
    Amortization of deferred costs ............................................         10,541          25,554

    Changes in assets and liabilities:
      (Increase) decrease in other assets .....................................           (559)          4,041
      Increase in accrued interest payable ....................................      6,253,224       5,813,297
      Decrease in accounts payable and accrued expenses .......................         (8,666)        (21,558)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (434,502)       (558,785)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        173,022         171,880
  Proceeds from disposition of investment in partnerships .....................      1,012,503      10,939,986
  Disposition fee paid to related party .......................................        (52,000)       (500,000)
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................      1,133,525      10,611,866
                                                                                  ------------    ------------

Cash flows from financing activities:
  Distribution to Limited Partners ............................................           --        (5,280,264)
                                                                                  ------------    ------------

Net increase in cash and cash equivalents .....................................        699,023       4,772,817

Cash and cash equivalents, beginning of period ................................      9,135,499       4,365,068
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  9,834,522    $  9,137,885
                                                                                  ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of September 30, 2005, and the results of its operations for the three and nine month periods ended September 30, 2005 and 2004, and its cash flows for the nine month periods ended September 30, 2005 and 2004. The results of operations for the interim periods ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Local Partnerships in which the Partnership invested were formed by individuals or entities unrelated to the Partnership or its affiliates. The Partnership purchased limited partner interests in existing, operating partnerships with unaffiliated managing general partners. An affiliate of the Managing General Partner also purchased a general partner interest in the majority of the Local Partnerships. Neither the Partnership nor the affiliate of the Managing General Partner received development fees at or near the time of investment. The
Managing General Partner has evaluated the Local Partnerships in which the Partnership is invested and has determined that the equity holders as a group held sufficient equity at risk in the operating Local Partnerships and the equity investors have the characteristics of controlling financial interest in accordance with the provisions of FIN 46-R. The Managing General Partner has therefore determined that the investments in Local Partnerships are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $16,166,081 plus aggregate accrued interest of $82,936,305 as of September 30, 2005, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2004, and through November 10, 2005.

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


     The purchase money notes related to the following properties have matured and have not been paid or extended as of November 10, 2005.

                                                         Accrued Interest
                                                              as of
     Property                          Principal        September 30, 2005      Maturity
     --------                         -----------       ------------------      --------
     Crescent Gardens - Second Note   $  434,000          $ 1,543,716           07/31/99
     Westport Village                    840,000            2,323,045           09/01/99
     Pilgrim Tower East                1,450,000 (1)        3,980,327           11/30/03
     Pilgrim Tower North               2,065,000           26,850,246           11/30/03
     Harborview                        3,000,000            7,638,432           08/01/04
     Cedar Point                       1,320,000            3,318,845           08/30/04
     Thornwood House                   1,775,000            4,286,934           08/30/04
     Jewish Federation                 1,350,000           11,396,972           10/31/04

     (1) Remaining principal, after partial payment.



     The purchase money note related to Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of November 10, 2005, no such notice has been received. As of September 30, 2005, principal and accrued interest due on the purchase money note were $3,432,081 and $19,234,461, respectively.

     The remaining purchase money note related to Northridge Park matures in 2025. As of September 30, 2005, principal and accrued interest balances were $500,000 and $2,363,327, respectively.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the17 Local Partnerships in which the Partnership is invested as of September 30, 2005, the nine Local Partnerships with associated purchase money notes which have matured, or which mature through September 30, 2006, and which remain unpaid or unextended as of November 10, 2005, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2005, was $2,069,257 and $6,253,224, respectively, and $1,927,773 and $5,813,297 for the three and nine month periods ended September 30, 2004, respectively. The accrued interest payable on the purchase money notes of $82,936,305 and $80,106,150 as of September 30, 2005 and December 31, 2004, respectively, is due upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

                                   Cedar Point
                                   -----------

     The Partnership defaulted on its purchase money note related to Southwest Development Company (Cedar Point) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $3,122,592, respectively. As of November 10, 2005, principal and accrued interest of $1,320,000 and $3,338,806, respectively, were due. The Partnership has agreed in principle to assign its interest in Cedar Point to the noteholder in satisfaction of the nonrecourse note. However, there is no assurance that a transfer of the Partnership's interest in Cedar Point will occur.

     Due to the impending transfer of the Partnership's interest in Cedar Point to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $1,814,231 and $1,741,465 at September 30, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates Limited Partnership (Crescent Gardens) on July 31, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extended the maturity date to July 31, 2004, subject to semi-annual interest payments, and reduced the interest rate of the First Crescent Note. The Partnership did not make the semi-annual interest payment due in January 2004. In June 2005, one-half of the Partnership's limited partner interest in the Local Partnership was transferred to its current noteholder in satisfaction of that note. The transfer of one-half of the Partnership's interest in Crescent Gardens resulted in gain from extinguishment of debt for financial statement purposes of $1, 348,879 in 2005, and in total gain of $1,849,799 for federal tax purposes in 2005. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of November 10, 2005, principal and accrued interest of $434,000 and $1,553,136, respectively, were due on the Second Crescent Note. Crescent Gardens completed mortgage restructuring under the Mark-to-Market program during 2003, and the associated loan restructuring requirement will likely inhibit the local managing general partner's ability to sell this property. It is anticipated that the property will now operate at a break-even level, and that future cash distributions are highly unlikely.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     One-half of the Partnership's basis in Crescent Gardens, along with one-half of the net unamortized amount of acquisition fees and property purchase costs, which totaled $8,625 at December 31, 2004, were reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets at that date.

                                 DeAngelis Manor
                                 ---------------

     On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of November 10, 2005, the note has not been canceled pending final receipt of accumulated cash from the property's previous operations and payment thereof to the purchase money noteholder. The final cancellation of the note will have no financial impact to the Partnership.

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

                              Harborview Apartments
                              ---------------------

     The Partnership defaulted on its purchase money notes related to Harborview Apartments Associates Limited Partnership (Harborview Apartments) on August 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $3,000,000 and $5,342,321, respectively. On October 31, 2000, the Partnership and noteholders agreed to extend the maturity date of the purchase money notes to August 1, 2004, and the Partnership placed an assignment of its interest in Harborview Apartments into escrow. As of November 10, 2005, the notes were again in default, and principal and accrued interest of $3,000,000 and $7,683,722, respectively, were due. The noteholders are attempting to finalize regulatory authority for the transfer of interests in satisfaction of the outstanding principal and interest balances. There is no assurance that a transfer of the Partnership's interest in Harborview to the noteholders will occur.

     Due to the impending transfer of the Partnership's interest in Harborview Apartments to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $767,675 and $712,989 at September 30, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                Highland Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Highland Village Associates (Highland Village) on October 31, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $1,100,000 and $4,123,565, respectively. In February 2001, the Partnership and the noteholder agreed to extend the maturity date of the purchase money notes to October 31, 2004, provided that the maturity date of the notes could be accelerated to any earlier date designated by the noteholder upon not less than nine months' notice to the Partnership from the noteholder (the "Restructuring Agreement").

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

     However, as of September 30, 2004, the noteholder had not provided the required nine months' notice to the Partnership of acceleration of the maturity date of the notes, and the Partnership did not remove the remaining unpaid accrued interest balance of $5,486,253 from its books at that date, even though the nonrecourse notes are essentially worthless because the collateral that secures them (the Partnership's interest in Highland Village) has no value since Highland Village sold its only assets. As a result, the Partnership stopped accruing interest on the notes effective the date of the sale of the property on April 26, 2002. On the October 31, 2004 maturity date, the Partnership removed the remaining unpaid accrued interest balance of $5,486,253 from its books. Gain from extinguishment of debt, in the amount of $5,486,253, was recognized by the Partnership during the fourth quarter of 2004. There was no tax gain or loss relating to this in 2004.

                                Jewish Federation
                                -----------------

     The Partnership defaulted on its purchase money note related to Jewish Federation Apartments Associates (Jewish Federation) on October 31, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,350,000 and $10,185,885, respectively. As of November 10, 2005, principal and accrued interest of $1,350,000 and $11,545,787, respectively, were due. The Partnership has agreed in principle to assign its interest in Jewish Federation to the noteholder in satisfaction of the nonrecourse note. However, there is no assurance that a transfer of the Partnership's interest in Jewish Federation will occur.

     Due to the impending transfer of the Partnership's interest in Jewish Federation to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $31,907, and $74,783 at September 30, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower East on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of November 10, 2005, principal and accrued interest of $1,450,000 and $4,004,511, respectively, were due. The Partnership and the noteholder signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. The contract for the sale of the Partnership's interest expired in November 2003, however, the parties are currently negotiating an extension to provide for a closing in 2006. There is no assurance that a sale of the Partnership's interest in Pilgrim Tower East will occur.

     Due to the impending sale of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at both September 30, 2005 and December 31, 2004, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                               Pilgrim Tower North
                               -------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower North on April 30, 2000, when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $18,922,763, respectively. As of November 10, 2005, principal and accrued interest of $2,065,000 and $27,240,868, respectively, were due. The local general partner entered into a contract with the noteholder which allows the noteholder to purchase the property in exchange for the principal and accrued interest outstanding on the purchase money note and assumption or prepayment by the noteholder of the mortgage note, the flexible subsidy note and all related debt associated with the property. In addition, in exchange for the noteholder's forbearance to January 31, 2005, the Partnership made a principal payment applied to the note in January 2002. The local general partner and the noteholder are negotiating an extension to the end of 2005. There is no assurance that a sale of the property will occur.

     Due to the impending sale of the property related to the Partnership's investment in Pilgrim Tower North to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $3,550,508 and $2,237,772 at September 30, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                 Thornwood House
                                 ---------------

     The Partnership defaulted on its purchase money note related to Thornwood House on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,775,000 and $4,025,568, respectively. As of November 10, 2005, principal and accrued interest of $1,775,000 and $4,313,516, respectively, were due. The Partnership has agreed in principle to assign its interest to the noteholder in satisfaction of the nonrecourse note. However, there is no assurance that a transfer of the Partnership's interest in Thornwood House will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     Due to the impending transfer of the Partnerships interest in Thornwood House to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $688,718 and $660,352 at September 30, 2005 and December 31, 2004, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

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

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of November 10, 2005, principal and accrued interest of $840,000 and $2,335,872, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership, along with the net unamortized

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow. However, there has been no communication with the noteholders concerning implementing the settlement since 2000. Therefore, effective December 31, 2004, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts.

b.   Property matters
     ----------------

                                Campbell Terrace
                                ----------------

     On June 16, 2003, the local managing general partner executed a contract to sell the property owned by Campbell Terrace Associates (Campbell Terrace). On March 31, 2004, Campbell Terrace was sold. Net cash proceeds received by the Partnership totaled $10,549,582. The sale resulted in net gain on disposition of investment in partnerships of $4,602,021 for the nine months ended September 30, 2004 and $109,596 for the fourth quarter 2004 for financial statement purposes and a total gain of $13,766,939 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in April 2004 the Managing General Partner was paid a disposition fee of $500,000 related to the sale, which was netted against the related gain on disposition of investment in partnership.

                               Clearfield Hills II
                               -------------------

     On July 26, 2005, the Partnership's interest in Clearfield Hills II Ltd. Partnership (Clearfield Hills II) was sold. The sale resulted in net gain on disposition of investment in partnerships of $936,785 for financial statement purposes and a total gain of $1,881,048 for federal income tax purposes in 2005. In accordance with the terms of the Partnership Agreement, in August 2005, the Managing General Partner was paid a disposition fee of $52,000 related to the sale. The fee was netted against the related gain on disposition of investments in partnerships.

                                 Madison Square
                                 --------------

     The Local Managing General Partner of Madison Square Ltd. Dividend Housing Association (Madison Square) requested debt relief effective October 1, 2001. The property had depleted its operating cash and replacement reserve funds. Therefore, the Local Managing General Partner requested from the lender that the debt payments be reduced to interest only payments until such time as the property can be sold. Effective January 1, 2002, the lender approved interest only payments and a reduction in the rate for a period of five years. The Local Managing General Partner has been searching for a not-for-profit organization to purchase the property, but has received no firm offer as of November 10, 2005. As of September 30, 2005, the Partnership's remaining investment in Madison Square, which consisted of net unamortized acquisition fees and property purchase costs, was $13,477.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the seventeen and nineteen Local Partnerships in which the Partnership was invested as of September 30, 2005 and 2004, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                                      COMBINED STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                                               For the three months ended
                                                                      September 30,
                                               ------------------------------------------------------------
                                                          2005                             2004
                                               --------------------------       ---------------------------
                                                 Equity                           Equity
                                                 Method        Suspended          Method         Suspended
                                               ----------      ----------       ----------       ----------
      Number of Local Partnerships                  8              9                9                10
                                                    =              =                =                ==

      Revenue:
        Rental                                 $2,384,229      $2,733,424       $2,969,120       $2,650,570
        Other                                      90,005         109,102          123,101          102,614
                                               ----------      ----------       ----------       ----------

          Total revenue                         2,474,234       2,842,526        3,092,221        2,753,184
                                               ----------      ----------       ----------       ----------

      Expenses:
        Operating                               1,840,527       1,924,062        1,853,009        1,884,807
        Interest                                  117,682         522,241          307,749          472,018
        Depreciation and amortization             390,419         559,098          482,945          540,163
                                               ----------      ----------       ----------       ----------

          Total expenses                        2,348,628       3,005,401        2,643,703        2,896,988
                                               ----------      ----------       ----------       ----------

      Net income (loss)                        $  125,606      $ (162,875)      $  448,518       $ (143,804)
                                               ==========      ==========       ==========       ==========

      Cash distributions                       $   13,286      $       --       $       --       $       --
                                               ==========      ==========       ==========       ==========

      Cash distributions recorded
        as reduction of investments
        in partnerships                        $   13,286      $       --       $       --       $       --
                                               ==========      ==========       ==========       ==========

      Partnership's share of Local
        Partnership net income                    124,340              --          443,503               --
                                               --------------------------       ---------------------------

      Share of income
        from partnerships                              $124,340                           $443,503
                                                       ========                           ========

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                               For the nine months ended
                                                                      September 30,
                                              ------------------------------------------------------------
                                                         2005                             2004
                                              --------------------------       ---------------------------
                                                Equity                           Equity
                                                Method        Suspended          Method         Suspended
                                              ----------      ----------       ----------       ----------
     Number of Local Partnerships                  8              9                9                10
                                                   =              =                =                ==

     Revenue:
       Rental                                 $7,978,295      $8,133,851       $8,143,565       $7,951,710
       Other                                     286,300         329,356          370,665          307,841
                                              ----------      ----------       ----------       ----------

         Total revenue                         8,264,595       8,463,207        8,514,230        8,259,551
                                              ----------      ----------       ----------       ----------

     Expenses:
       Operating                               5,323,796       5,688,277        6,045,766        5,654,420
       Interest                                  353,045       1,566,724          923,251        1,416,053
       Depreciation and amortization           1,171,256       1,677,294        1,448,841        1,620,488
                                              ----------      ----------       ----------       ----------

         Total expenses                        6,848,097       8,932,295        8,417,858        8,690,961
                                              ----------      ----------       ----------       ----------

     Net income (loss)                        $1,416,498      $ (469,088)      $   96,372       $ (431,410)
                                              ==========      ==========       ==========       ==========

     Cash distributions                       $   47,404      $  125,618       $   84,776       $   87,104
                                              ==========      ==========       ==========       ==========

     Cash distributions recorded
       as reduction of investments
       in partnerships                        $   47,404      $       --       $   84,776       $       --
                                              ==========      ==========       ==========       ==========

     Cash distributions recorded
       as income                              $       --      $  125,618       $       --       $   87,104

     Partnership's share of Local
       Partnership net income (loss)           1,402,192         (44,332)          94,278               --
                                              --------------------------       ---------------------------

     Share of income from
     partnerships                                     $1,483,478                         $181,382
                                                      ==========                         ========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of September 30, 2005 and 2004, the Partnership's share of cumulative losses to date for nine and ten of the seventeen and nineteen Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $10,039,572 and $10,545,505, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2005 and 2004

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $46,014 and $158,900 for the three and nine month periods ended September 30, 2005, respectively, and $41,412 and $139,463 for the three and nine month periods ended September 30, 2004, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended September 30, 2005 and 2004, and $281,250 for each of the nine month periods ended September 30, 2005 and 2004.

     In accordance with the terms of the Partnership Agreement, the Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sale proceeds and making certain minimum distributions to limited partners. In April 2004, the Managing General Partner was paid a disposition fee of $500,000 related to the sale of the property owned by Campbell Terrace Associates on March 31, 2004, which was netted against the related gain on disposition of investment in partnership. In August 2005, the Managing General Partner was paid a disposition fee of $52,000 related to the sale of Clearfield Hills II, which was netted against the related gain on disposition of investments in partnerships.


4.   CASH DISTRIBUTION

     On May 21, 2004, the Managing General Partner made a cash distribution of $5,280,264 ($72 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2004. The distribution consisted of proceeds received from the sale of the property owned by Campbell Terrace. The Managing General Partner has approved a cash distribution of $733,370 ($10 per Unit) to holders of record as of November 1, 2005. The distribution will consist of proceeds received from the sale of the Partnership's interest in Clearfield Hills II.

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

                          New Accounting Pronouncement
                          ----------------------------

     In December 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (revised December 2003) (FIN 46-R), Consolidation of Variable Interest Entities. FIN 46-R clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46-R will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. The Local Partnerships in which the Partnership invested were formed by individuals or entities unrelated to the Partnership or its affiliates. The Partnership purchased limited partner interests in existing, operating partnerships with unaffiliated managing general partners. An affiliate of the Managing General Partner also purchased a general partner interest in the majority of the Local Partnerships. Neither the Partnership nor the affiliate of the Managing General Partner received development fees at or near the time of investment. The
Managing General Partner has evaluated the Local Partnerships in which the Partnership is invested and has determined that the equity holders as a group held sufficient equity at risk in the operating Local Partnerships and the equity investors have the characteristics of controlling financial interest in accordance with the provisions of FIN 46-R. The Managing General Partner has therefore determined that the investments in Local Partnerships are not variable interest entities subject to consolidation by the Partnership under the provisions of FIN 46-R.

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

     Finally, under HUD's "Mark-up-to-Market"  program, properties with expiring
Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 HAP contract rents in line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined adjustment factor. The purpose of this program is to provide incentives to owners of properties with expiring Section 8 HAP contracts not to convert these properties to market rate housing. In return for receiving market rate rents under Mark-up-to-Market, the property owner must enter into a five-year conditional Section 8 HAP contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to-Market program may receive increased cash flow, as the limited dividend will be increased in an amount equal to the increase in gross rental revenues.

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

     Crescent Gardens Associates (Crescent Gardens) has a Section 8 HAP contract which expires July 8, 2006. The Section 8 HAP contract covers all of the apartment units in Crescent Gardens. It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.

     As of September 30, 2005, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $4,216,078.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $9,834,522 as of September 30, 2005, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 10, 2005, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money notes and related accrued interest, and for operating cash reserves.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $16,166,081 plus aggregate accrued interest of $82,936,305 as of September 30, 2005, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2004, and through November 10, 2005.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

     The purchase money notes related to the following properties have matured and have not been paid or extended as of November 10, 2005.

                                                        Accrued Interest
                                                             as of
     Property                           Principal      September 30, 2005    Maturity
     --------                          -----------     ------------------    --------
     Crescent Gardens - Second Note    $  434,000        $ 1,543,716         07/31/99
     Westport Village                     840,000          2,323,045         09/01/99
     Pilgrim Tower East                 1,450,000 (1)      3,980,327         11/30/03
     Pilgrim Tower North                2,065,000         26,850,246         11/30/03
     Harborview                         3,000,000          7,638,432         08/01/04
     Cedar Point                        1,320,000          3,318,845         08/30/04
     Thornwood House                    1,775,000          4,286,934         08/30/04
     Jewish Federation                  1,350,000         11,396,972         10/31/04


     (1) Remaining principal, after partial payment.

     The purchase money note related to Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of November 10, 2005, no such notice has been received. As of September 30, 2005, principal and accrued interest due on the purchase money note were $3,432,081 and $19,234,461, respectively.

     The remaining purchase money note related to Northridge Park matures in 2025. As of September 30, 2005, principal and accrued interest balances were $500,000 and $2,363,327, respectively.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the 17 Local Partnerships in which the Partnership is invested as of September 30, 2005, the nine Local Partnerships with associated purchase money notes which have matured, or which mature through September 30, 2006, and which remain unpaid or unextended as of November 10, 2005, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.


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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2005, existing cash resources, proceeds from disposition of investment in partnerships and the receipt of distributions from Local Partnerships were adequate to support operating cash requirements. Cash and cash equivalents increased during the nine month period ended September 30, 2005, primarily due to proceeds received from disposition of investment in partnerships.

     On May 21, 2004, the Managing General Partner made a cash distribution of $5,280,264 ($72 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2004. The distribution consisted of proceeds received from the sale of the property owned by Campbell Terrace. The Managing General Partner has approved a cash distribution of $733,370 ($10 per Unit) to holders of record as of November 1, 2005. The distribution will consist of proceeds received from the sale of the Partnership's interest in Clearfield Hills II.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three month period ended September 30, 2005, decreased from the corresponding period in 2004, primarily due to increases in gain on disposition of investment in partnerships, related to the sale of Clearfield Hills II in July 2005, and interest revenue, and a decrease in amortization of deferred cost, partially offset by a decrease in share of income from partnerships and increases in interest expense and professional fees. Interest revenue increased due to higher cash and cash equivalent balances and higher interest rates in 2005. Amortization of deferred costs decreased in 2005 due to the sale of Clearfield Hills II. Share of income from partnerships decreased primarily due to lower rental income at two properties and higher operating expenses at another property, partially offset by higher rental income at one property. Interest expense increased due to the compounding of interest on purchase money notes. Professional fees increased due to higher legal and audit costs in 2005.

     The Partnership's net income for the nine month period ended September 30, 2005, decreased from the corresponding period in 2004, primarily due to a decrease in gain on disposition of investment in partnerships, related to the sales of Campbell Terrace in 2004 and Clearfield Hills II in 2005, and increases in interest expense and professional fees, both as discussed above, partially offset by increases in share of income from partnerships, interest revenue and gain from extinguishment of debt, related to the transfer of the Partnership's interest in Valley View and Crescent Gardens in 2005 and the transfer of the Partnership's interest in Glenridge Development Co. (Glenridge Gardens) in 2004, and a decrease in amortization of deferred costs. Share of income from partnerships increased primarily due to higher rental income at one property. Interest revenue increased due to higher cash and cash equivalent balances and higher interest rates in 2005. Amortization of deferred costs decreased due to the sale of Clearfield Hills II in July 2005 and to the 2004 resumption of amortization of two properties in which the Partnership's interests were previously held in escrow.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2005 did not include losses of $227,285 and $700,700, respectively, compared to excluded losses of $260,737 and $782,212, for the three and nine month periods ended September 30, 2004, respectively.

     No other significant changes in the Partnership's operations have taken place during the nine month period ended September 30, 2005.


Item 3. Controls and Procedures

     In October 2005, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures


can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2005 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities

     See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.


Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2005, but not reported, whether or not otherwise required by this Form 10-QSB at September 30, 2005.

     There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

                                Cash Distribution
                                -----------------

     On May 21, 2004, the Managing General Partner made a cash distribution of $5,280,264 ($72 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2004. The distribution consisted of proceeds received from the sale of the property owned by Campbell Terrace. The Managing General Partner has approved a cash distribution of $733,370 ($10 per Unit) to holders of record as of November 1, 2005. The distribution will consist of proceeds received from the sale of the Partnership's interest in Clearfield Hills II.

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


                                  CAPITAL REALTY INVESTORS-IV LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




November 10, 2005                      by:  /s/ H. William Willoughby
-----------------                           ------------------------------------
DATE                                        H. William Willoughby,
                                              Director, President, Secretary,
                                              Principal Financial Officer,
                                              and Principal Accounting Officer