Form 10KSB
period 2005-12-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2006-03-31
CIK 740371

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

                   For the fiscal year ended December 31, 2005


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

                        UNITS OF LIMITED PARTNER INTEREST


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $1,861,402.

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

--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                        2005 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                           Page

                                     PART I

Item 1.   Business........................................................ I-1
Item 2.   Properties...................................................... I-5
Item 3.   Legal Proceedings............................................... I-5
Item 4.   Submission of Matters to a Vote of Security Holders............. I-5


                                     PART II

Item 5.   Market for the Registrant's Partnership Interests
            and Related Partnership Matters .............................. II-1
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................... II-2
Item 7.   Financial Statements............................................ II-8
Item 8.   Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure........................ II-8
Item 8A.  Controls and Procedures......................................... II-9
Item 8B.  Other Information............................................... II-9


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant.............. III-1
Item 10.  Executive Compensation.......................................... III-1
Item 11.  Security Ownership of Certain Beneficial Owners and Management.. III-2
Item 12.  Certain Relationships and Related Transactions.................. III-3
Item 13.  Exhibits........................................................ III-3
Item 14.  Principal Accountant Fees and Services.......................... III-4

Signatures................................................................ III-5

Report of Independent Registered Public Accounting Firm................... III-6

Financial Statements...................................................... III-7

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

     Capital Realty Investors-IV Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983. On June 13, 1984, the Partnership commenced offering 75,000 units of additional limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Partnership closed the offering on August 31, 1984, at which time 73,500 units of additional limited partnership interest had become subscribed. As of December 31, 2005, 163 units of additional limited partner interest had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in 47 Local Partnerships. As of December 31, 2005, the Partnership retained investments in 16 Local Partnerships. Each of these Local Partnerships owns either a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex. The original objectives of these investments, not necessarily in order of importance, were to:

     (i)  preserve and protect the Partnership's capital;
     (ii) provide, during the early years of the Partnership's operations, current tax benefits to the partners in the form of tax losses which the partners could use to offset income from other sources;
    (iii) provide capital appreciation through increases in the value of the Partnership's investments and increased equity through periodic payments on the indebtedness of the apartment complexes; and
     (iv) provide cash distributions from sale or refinancing of the Partnership's investments and, on a limited basis, from rental operations.

See Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of factors affecting the original investment objectives.

     The Local Partnerships in which the Partnership invested were organized by private developers who acquired the sites, or options thereon, applied for mortgage financing and applicable mortgage insurance and/or subsidies and who generally remain as the local general partners in the Local Partnerships. In most cases, the local general partners of the Local Partnerships retain responsibility for maintaining, operating and managing the projects. However, under certain circumstances, the Local Partnerships' partnership agreements permit removal of the local general partner and replacement with another local general partner or with an affiliate of the Partnership's Managing General Partner.

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 44 (16 remaining as of December 31,
2005)  Local  Partnerships.  As  a  limited  partner,  the  Partnership's  legal liability for obligations of the Local Partnerships is limited to its investment. In another three (two remaining as of December 31, 2005) Local Partnerships which are general partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships. In all cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the 14 Local Partnerships and the two intermediary partnerships. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     Although each of the Local Partnerships in which the Partnership invested owns an apartment complex that must compete in the market place for tenants, interest subsidies and/or rent supplements from governmental agencies generally make it possible to offer certain of the dwelling units to eligible tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units. Based on available data, the Managing General Partner believes there to be no material risk of market competition in the operations of the apartment complexes described below which would adversely impact the Partnership.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2005, follows.


                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)

                                                                                                   Units
                              Mortgage                                                        Authorized for     Expiration
 Name and Location           Payable at         Financed and/or Insured          Number of      Low Income           of
of Apartment Complex        12/31/05 (2)        and/or Subsidized Under         Rental Units     Subsidies       HAP Contract
--------------------        ------------     -----------------------------      -----------   -------------     -------------
Asbury Tower                 $ 5,424,883     New Jersey Housing and                 350             145          01/01/07
 Asbury Park, NJ                              Mortgage Finance Agency
                                             (NJHMFA)/236

Cedar Point                    1,770,088     IHDA/236                               160              --             --
 Springfield, IL

Chippewa County                1,260,911     Wisconsin Housing and Economic         109             108          07/14/17
 Chippewa Falls, WI                           Development Authority (WHEDA)

Crescent Gardens               1,565,452     GMAC/Federal Housing                   100             100          07/08/06 (4)
 Wilson, NC                                   Administration (FHA)

Fairway Park Apts.             9,143,085     IHDA                                   210              42          12/31/09 (3)
 Naperville, IL

Hale Ohana                     1,437,941     USDA-Rural Development                  30              --             --
 Koloa, Kauai, HI                             (USDA-RD)/515

Harborview Apartments          3,194,186     HUD/101                                300             299          05/31/06 (3)(4)
 St. Croix,
 U.S. Virgin Islands

Jewish Federation              3,089,881     NJHMFA/236                             145             145          11/28/18
 Cherry Hill, NJ

Madison Square                 3,691,928     Michigan State Housing Devel-          133             133          01/29/15
 Grand Rapids, MI                             opment Authority

Mary Allen West Tower          1,135,000     City of Galesburg                      154             153          02/08/09
 Galesburg, IL

Northridge Park                5,676,230     California Housing Finance             104              --             --
 Salinas, CA                                  Agency (CHFA)

Pilgrim Tower East             4,605,635     CHFA                                   158             157          10/17/19
 Pasadena, CA

Riverview Manor                  897,054     WHEDA                                   76              76          08/14/17
 Fort Atkinson, WI

Thornwood House                2,557,351     IHDA/236                               183              --             --
 University Park, IL

Tradewinds Terrace               939,537     FHA/236                                122              52          04/30/10 (3)
 Traverse City, MI

Westport Village               1,230,445     IHDA/236                               121              --             --
 Freeport, IL
                             -----------                                          -----           -----
Totals (16 Properties)       $47,619,607                                          2,455           1,410
                             ===========                                          =====           =====

                                   (continued)

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------


                                      SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                       IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                                   HAS AN INVESTMENT(1) - Continued
                                                                                          Average Effective Annual
                                           Units Occupied As                                   Rental Per Unit
                                       Percentage of Total Units                             for the Years Ended
                                          As of December 31,                                      December 31,
 Name and Location                 ----------------------------------      -----------------------------------------------------
of Apartment Complex               2005   2004    2003    2002   2001        2005        2004        2003       2002      2001
--------------------               ----   ----    ----    ----   ----      -------     -------     -------    -------    -------
Asbury Tower                       100%   100%    100%     95%    96%      $ 7,383     $ 7,555     $ 7,309    $ 6,944    $ 6,560
 Asbury Park, NJ

Cedar Point                         93%    95%     96%     98%    99%        5,162       5,253       6,382      5,320      5,086
 Springfield, IL

Chippewa County                     96%    97%     90%     82%    85%        5,470       5,497       5,149      4,863      4,880
 Chippewa Falls, WI

Crescent Gardens                    97%    98%     98%     98%   100%        4,682       4,551       4,409      4,277      4,866
 Wilson, NC

Fairway Park Apt.                   98%    95%     96%     92%    91%       10,273       9,964       9,373      9,854     10,055
 Naperville, IL

Hale Ohana                          98%    98%     90%     99%   100%        9,088       9,068       8,066      7,939      8,143
 Koloa, Kauai, HI

Harborview Apartments               98%    95%     92%     99%    97%       10,812      10,510      10,224      9,445      8,303
 St. Croix,
 U.S. Virgin Islands

Jewish Federation                   99%    99%     99%     99%    99%       10,100       9,844       9,653      9,587      9,686
 Cherry Hill, NJ

Madison Square                      91%    94%     96%     97%    96%        7,148       7,292       7,486      7,226      7,234
 Grand Rapids, MI

Mary Allen West Tower               87%    94%     94%     99%    99%        5,414       5,777       5,822      6,076      6,103
 Galesburg, IL

Northridge Park                     97%    92%     93%     97%    99%       11,062      11,441      10,942     11,863     11,675
 Salinas, CA

Pilgrim Tower East                  97%    99%     99%     99%   100%        9,506       9,366       9,091      9,003      8,726
 Pasadena, CA

Riverview Manor                     99%    97%     96%     86%    79%        5,735       5,536       5,507      5,341      4,948
 Fort Atkinson, WI

Thornwood House                     95%    95%     96%     96%    93%        5,968       5,851       7,215      5,527      5,391
 University Park, IL

Tradewinds Terrace                  95%    96%     97%     96%    97%        5,352       5,338       5,327      5,617      5,537
 Traverse City, MI

Westport Village                    68%    77%     79%     80%    83%        3,628       4,203       4,101      4,219      4,204
 Freeport, IL
                                   ---    ---     ---     ----   ----      -------     -------     -------    -------    -------
Totals (16 Properties) (5)          94%    95%     94%     95%    95%      $ 7,299     $ 7,315     $ 7,254    $ 7,069    $ 6,962
                                   ===    ===     ===     ===    ===       =======     =======     =======    =======    =======



     (1) All properties are multifamily housing complexes. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
     (2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2005.
     (3) The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.
     (4) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.
     (5) The totals for the percentage of units occupied and the average annual rental per unit are based on a simple average.

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

     In March 2005, the Partnership's interest in Valley View was transferred to the purchase money noteholders. See the notes to consolidated financial statements for additional information concerning the transfer.

     In June 2005, one-half of the Partnership's limited partner interest in Crescent Gardens was transferred to the noteholder. See the notes to consolidated financial statements for additional information concerning the transfer.

     In July 2005, the Partnership's interest in Clearfield Hills II was sold. See the notes to consolidated financial statements for additional information concerning the transfer.

         In December 2005, the property related to Pilgrim Tower North was purchased by the noteholder. See the notes to consolidated financial statements for additional information concerning the purchase.


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

     No matters were submitted to a vote of security holders during the fourth quarter of 2005.

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

     (b) As of March 31, 2006, there were approximately 4,870 registered holders of Units in the Partnership.

     (c) On May 21, 2004, the Managing General Partner made a cash distribution of $5,280,264 ($72 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2004. The distribution consisted of proceeds received from the sale of the property owned by Campbell Terrace. On December 21, 2005, the Managing General Partner made a cash distribution of $27,218 to the General Partners and Initial and Special Limited Partners. The distribution consisted of cash resources accumulated from operations. On December 27, 2005, the Managing General Partner made cash distributions of $1,833,425 ($25 per Unit) to holders of record as of December 1, 2005. The distributions consisted of proceeds received from the sale of the Partnership's interest in Clearfield Hills II and cash resources accumulated from operations and distributions from Local Partnerships.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in this annual report on Form 10-KSB at December 31, 2005. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for nine Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

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

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     Mark-to-Market implementation will reduce rental income at properties that are currently subsidized at higher-than-market rental rates, and will therefore lower cash flow available to meet mortgage payments and operating expenses. In some instances, a property will be able to meet its existing debt service payments after the reduction in rental income. In this case, the property may enter the Mark-to-Market "Lite" program which would not require a debt restructuring. In the remaining instances, the affected property may undergo debt restructuring according to terms determined by an individual property and operations evaluation. This would involve reducing the first mortgage loan balance to an amount supportable by the property's operations, taking into account the property's operating expenses and reduced income. The balance of the amount written down from the first mortgage loan would be converted to a non-performing but accruing (soft) second mortgage loan. When the existing first mortgage loan is bifurcated into a first and second mortgage loan, the newly created second mortgage loan will accrue interest at a below-market rate. The Internal Revenue Service issued a ruling in July 1998, however, that concluded that the below- market rate of interest would not generate additional ordinary income. Each property subject to Mark-to-Market will be affected in a different manner, and it is very difficult to predict the exact form of restructuring, or potential tax liabilities to the limited partners, at this time. All properties, upon entering the Mark-to-Market program (excluding Mark-to-Market Lite), are required to enter into an agreement restricting the property's use to affordable housing for 30 years.

     Finally, under HUD's "Mark-up-to-Market"  program, properties with expiring
Section 8 HAP contracts that are located in high-rent areas as defined by HUD are eligible for rent increases which would be necessary to bring Section 8 HAP contract rents into line with market rate rents. For properties that enter the program and have interest rate subsidized FHA loans, the rents are adjusted to take into account the benefits the property is already receiving from the below-market interest rate by means of a HUD-determined adjustment factor. The purpose of this program is to provide incentives to owners of properties with expiring Section 8 HAP contracts not to convert these properties to market rate housing. In return for receiving market rate rents under Mark-up-to- Market, the property owner must enter into a five year conditional Section 8 HAP contract with HUD, subject to the annual availability of funding by Congress. In addition, property owners who enter into the Mark-up-to-Market program will receive increased cash flow as the limited dividend will be increased in an amount equal to the increase in gross rental revenues.

     There were no major changes in federal housing policy in 2005.

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

     As of December 31, 2005, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in 2006 was $683,240.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2005, the Partnership had approximately 4,900 investors who held a total of 73,337 units of additional limited partner interest which were originally sold for the aggregate amount of $73,337,000. The Partnership originally made investments in 47 Local Partnerships, of which 16 remain as of December 31, 2005. The Partnership's liquidity, with unrestricted cash resources of $7,995,351 as of December 31, 2005, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of March 31, 2006, there were no material commitments for capital expenditures.

     During 2005 and 2004, the Partnership received distributions of $268,710 and $180,551, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $14,101,081, plus aggregate accrued interest of $57,269,747, as of December 31, 2005, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

     The collateral that secured the purchase money notes related to the following properties was purchased by or transferred to the noteholders during 2004 and 2005.


      Property                        Principal                Date               Disposition
      --------                       -----------         -----------------        -----------
      Glenridge Gardens              $  640,000          February 2004            Transferred
      Valley View                       920,000          March 2005               Transferred
      Crescent Gardens - First Note     434,000          June 2005                Transferred
      Pilgrim Tower North             2,065,000          December 2005            Transferred


     The purchase money notes related to the following properties have matured and have not been paid or extended as of March 31, 2006.

                                                         Accrued Interest
                                                              as of
     Property                         Principal          December 31, 2005        Maturity
     --------                        -----------         -----------------        --------
     Crescent Gardens - Second Note  $  434,000             $1,565,073            07/31/99
     Westport Village                   840,000              2,352,125            09/01/99
     Pilgrim Tower East               1,450,000 (1)          4,035,153            11/30/03
     Harborview                       3,000,000              7,741,108            08/01/04
     Cedar Point                      1,320,000              3,364,097            08/30/04
     Thornwood House                  1,775,000              4,347,198            08/30/04
     Jewish Federation                1,350,000             11,734,348            10/31/04

     (1)  Remaining principal, after a partial payment.


                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     The purchase money note related to Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of March 31, 2006, no such notice has been received. As of December 31, 2005, principal and accrued interest due on the purchase money note were $3,432,081 and $19,712,211, respectively.

     The remaining purchase money note, related to Northridge Park, matures in 2025. As of December 31, 2005, principal and accrued interest balances were $500,000 and $2,418,434, respectively.

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

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to limited partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

real estate. Of the16 Local Partnerships in which the Partnership is invested as of December 31, 2005, the eight Local Partnerships with associated purchase money notes which have matured, or which mature through December 31, 2005, and which remain unpaid or unextended as of March 31, 2006, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                               Percentage of Total        Partnership's Share of
                              Distributions Received            Loss from
     For the Year Ending      from Local Partnerships       Local Partnerships
     -------------------      -----------------------     ----------------------

     December 31, 2005                0.0%                      $ (16,243)
     December 31, 2004                0.0%                      $(187,420)

     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2005, existing cash resources and net cash provided by investment activities were adequate to support net cash used in operating activities and financing activities. Cash and cash equivalents decreased $1,140,148 during 2005, primarily as a result of distributions paid in December 2005, partially offset by sales proceeds received from the sale of Clearfield Hills II and the receipt of distributions from Local Partnerships. For the years ended December 31, 2005 and December 31, 2004, distributions of $268,710 and $180,551, respectively were received from Local Partnerships. The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program with the resulting reduction in rental revenues.

     On May 21, 2004, the Managing General Partner made a cash distribution of $5,280,264 ($72 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2004. The distribution consisted of proceeds received from the sale of the property owned by Campbell Terrace. On December 21, 2005, the Managing General Partner made a cash distribution of $27,218 to the General Partners and Initial and Special Limited Partners. The distribution consisted of cash resources accumulated from operations. On December 27, 2005, the Managing General Partner made cash distributions of $1,833,425 ($25 per Unit) to holders of record as of December 1, 2005. The distributions consisted of proceeds received from the sale of the Partnership's interest in Clearfield Hills II and cash resources accumulated from operations and distributions from Local Partnerships.

                              Results of Operations
                              ---------------------

2005 Versus 2004
----------------

     The Partnership's net income for the year ended December 31, 2005, increased from 2004, primarily due to increases in share of income from partnerships, gain from extinguishment of debt and interest revenue and decreases in general and administrative expenses and amortization of deferred cost, partially offset by increases in interest expense and professional fees and a decrease in gain on disposition of investment in partnerships. Share of income from partnerships increased primarily due to higher rental income at one property. The increase in gain from extinguishment of debt is related to the transfers of the Partnership's interest in Valley View and Crescent Gardens in 2005 and the purchase of the property related to Pilgrim Tower North in 2005 and

                                     PART II
                                     -------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

the transfer of the partnership's interest in Glenridge Gardens in 2004. Interest revenue increased due to higher cash and cash equivalent balances, and rates, in 2005. Amortization of deferred costs decreased due to the reclassification of properties to assets held for transfer and the sale of Clearfield Hills II in July 2005. Interest expense increased due to the compounding of interest on purchase money notes. Professional fees increased due to higher audit costs in 2005. The decrease in gain on disposition of investment in partnership relates to the sales of Clearfield Hill II in 2005 and Campbell Terrace in 2004.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2005 and 2004, did not include losses of $947,826 and $250,234, respectively. Distributions of $209,172 and $87,104 received from three and three Local Partnerships during 2005 and 2004, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     The combined rental revenues for the Partnership's remaining 16 properties for the five years ended December 31, 2005, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2005 and prior years.


                                                           For the years ended December 31,
                       ---------------------------------------------------------------------------------------------------
                          2005                  2004                  2003                  2002                  2001
                       -----------           -----------           -----------           -----------           -----------
Combined Rental
  Revenue              $18,669,378           $18,664,702           $18,600,662           $17,880,134           $17,363,546

Annual Percentage
  Increase                            0.0%                  0.3%                  4.0%                  3.0%



ITEM 7. FINANCIAL STATEMENTS
        --------------------

     The information required by this item is contained in Part III.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.

                                     PART II
                                     -------

ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In February 2006, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2006 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


ITEM 8B. OTHER INFORMATION
         -----------------

     Effective May 7, 2005, the duties of the Principal Financial Officer and Principal Accounting Officer were assumed by the President of C.R.I., Inc. ("CRI"), the Managing General Partner of the Registrant, H. William Willoughby. Mr. Willoughby has held the office of President since January 1990 and has also served as a Director of CRI. He has no employment contract.

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2005, but not reported, whether or not otherwise required by this Form 10-KSB at December 31, 2005.

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

William B. Dockser, 69, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 59, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

                                      III-1

                                    PART III
                                    --------


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
           AND MANAGEMENT
           --------------


     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at March 31, 2006.

                                                                  % of Total
           Name and Address              Amount and Nature       Units Issued
          of Beneficial Owner         of Beneficial Ownership   and Outstanding
          -------------------         -----------------------   ---------------

          Equity Resources                 15,664 Units             21.4%
            Investment, LLC
          44 Brattle Street
          Cambridge, MA 02138

          Peachtree Partners &              3,934 Units             5.4%
            Affiliates
          P. O. Box 47638
          Phoenix, AZ 85068

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of March 31, 2006, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2005 and 2004, the Partnership retained Grant Thornton LLP to provide services as follows.


                                Year Ended December 31,
                              --------------------------
                                2005              2004
                              --------          --------

     Audit fees               $134,676          $118,000
     Audit-related fees             --                --
     Tax fees (1)               28,170            24,000
     All other fees                 --                --
                              --------          --------
         Total billed         $162,846          $142,000
                              ========          ========

     (1) Preparation of Partnership federal and state tax returns.


     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2005 and 2004, which services it was determined did not compromise Grant Thornton LLP's independence.

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



March 31, 2006                         by:  /s/ William B. Dockser
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


March 31, 2006                         by:  /s/ H. William Willoughby
--------------                              ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Accounting Officer


                                      III-5

Report of Independent Registered Public Accounting Firm


Partners
Capital Realty Investors-IV Limited Partnership.

We have audited the accompanying consolidated balance sheets of Capital Realty Investors-IV Limited Partnership (a Maryland limited partnership) (the Partnership) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the Local Partnerships. The Partnership's share of income (loss) from these Local Partnerships constitutes $1,266,800 of income in 2005, and $(165,645) of loss in 2004, included in the Partnership's 2005 and 2004 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits, and the reports of other auditor, provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-IV Limited Partnership, as of December 31, 2005 and 2004, and the consolidated results of its operations, changes in partners' deficit and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                               Grant Thornton LLP

Vienna, Virginia
March 31, 2006


                                      III-6

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                          For the years ended
                                                                                               December 31,
                                                                                      ------------------------------
                                                                                          2005             2004
                                                                                      -------------    -------------
Investments in partnerships .......................................................   $   2,311,722    $   4,013,428
Investment in partnerships held for sale or transfer ..............................       4,190,405        4,785,900
Investment in partnerships held in escrow .........................................         760,083          721,614
Cash and cash equivalents .........................................................       7,995,351        9,135,499
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $127,877 and $138,179, respectively ..........         113,319          135,123
Property purchase costs,
  net of accumulated amortization of $120,226 and $158,171, respectively ..........          99,299          147,141
Other assets ......................................................................           1,400              341
                                                                                      -------------    -------------

      Total assets ................................................................   $  15,471,579    $  18,939,046
                                                                                      =============    =============


                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  14,101,081    $  17,520,081
Accrued interest payable ..........................................................      57,269,747       80,106,150
Accounts payable and accrued expenses .............................................         175,260          159,653
                                                                                      -------------    -------------

      Total liabilities ...........................................................      71,546,088       97,785,884
                                                                                      -------------    -------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................     (16,887,870)     (15,027,227)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (105,127,245)    (129,760,217)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (56,074,509)     (78,846,838)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  15,471,579    $  18,939,046
                                                                                      =============    =============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-7

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         For the years ended
                                                                             December 31,
                                                                       -------------------------
                                                                          2005          2004
                                                                       -----------   -----------
Share of income (loss) from partnerships ...........................   $ 1,596,955   $   (78,541)
                                                                       -----------   -----------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ...............................    30,803,551     9,268,904
    Interest .......................................................       264,447        81,459
                                                                       -----------   -----------

                                                                        31,067,998     9,350,363
                                                                       -----------   -----------

  Expenses:
    Interest .......................................................     8,167,204     7,742,817
    Management fee .................................................       375,000       375,000
    General and administrative .....................................       249,748       251,585
    Professional fees ..............................................       162,965       142,219
    Amortization of deferred costs .................................        13,849        29,875
                                                                       -----------   -----------

                                                                         8,968,766     8,541,496
                                                                       -----------   -----------

      Total other revenue and expenses .............................    22,099,232       808,867
                                                                       -----------   -----------


Income before gain on disposition
  of investment in partnership .....................................    23,696,187       730,326
                                                                       -----------   -----------

Gain on disposition of investment in partnerships,
  net of disposition fees ..........................................       936,785     4,711,617
                                                                       -----------   -----------

Net income .........................................................   $24,632,972   $ 5,441,943
                                                                       ===========   ===========


Net income allocated to General Partners (1.51%) ...................   $   371,958   $    82,173
                                                                       ===========   ===========

Net income allocated to Initial and Special Limited Partners (1.49%)   $   367,031   $    81,085
                                                                       ===========   ===========

Net income allocated to Additional Limited Partners (97%) ..........   $23,893,983   $ 5,278,685
                                                                       ===========   ===========

Net income per unit of Additional Limited Partner Interest,
  based on 73,337 units outstanding, respectively ..................   $    325.81   $     71.98
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

                                                     III-8

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                                                  Initial and
                                                                    Special          Additional
                                                  General           Limited           Limited
                                                  Partners          Partners          Partners            Total
                                                 -----------      -----------       -------------     -------------
Partners' deficit, January 1, 2004               $(2,072,018)     $(2,052,497)      $(74,884,002)     $(79,008,517)

  Net income                                          82,173           81,085          5,278,685         5,441,943

  Distribution of $72.00 per unit
    of Additional Limited Partner Interest                --               --         (5,280,264)       (5,280,264)
                                                 -----------      -----------       ------------      ------------

Partners' deficit, December 31, 2004              (1,989,845)      (1,971,412)       (74,885,581)      (78,846,838)
                                                 -----------      -----------       ------------      ------------

  Net income                                         371,958          367,031         23,893,983        24,632,972

  Distribution of $25.00 per unit
    of Additional Limited Partner Interest                --               --         (1,833,425)       (1,833,425)

  Distribution to General Partners
    and Initial and Special Limited Partners         (13,700)          (13,518)               --           (27,218)
                                                 -----------      ------------      ------------      ------------
Partners' deficit, December 31, 2005             $(1,631,587)     $(1,617,899)      $(52,825,023)     $(56,074,509)
                                                 ===========      ===========       ============      ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-9

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the years ended
                                                                                           December 31,
                                                                                  ----------------------------
                                                                                      2005            2004
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $ 24,632,972    $  5,441,943

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of loss (income) from partnerships ..................................     (1,596,955)         78,541
    Gain from extinguishment of debt ..........................................    (30,803,551)     (9,268,904)
    Gain on disposition of investment in partnerships,
      net of disposition fees .................................................       (936,785)     (4,711,617)
    Amortization of deferred costs ............................................         13,849          29,875

    Changes in assets and liabilities:
      (Increase) decrease in other assets .....................................         (1,059)          4,049
      Increase in accrued interest payable ....................................      8,167,204       7,742,817
      Increase in accounts payable and accrued expenses .......................         15,607           3,858
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (508,718)       (679,438)
                                                                                  ------------    ------------


Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        268,710         180,551
  Proceeds from disposition of investment in partnership ......................      1,012,503      11,049,582
  Disposition fee paid to related party .......................................        (52,000)       (500,000)
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................      1,229,213      10,730,133
                                                                                  ------------    ------------


Cash flows from financing activities:
  Distribution to Additional Limited Partners .................................     (1,833,425)     (5,280,264)
  Distribution to General Partners and Initial and
    Special Limited Partners ..................................................        (27,218)           --
                                                                                  ------------    ------------

        Net cash used in financing activities .................................     (1,860,643)     (5,280,264)
                                                                                  ------------    ------------


Net (decrease) increase in cash and cash equivalents ..........................     (1,140,148)      4,770,431

Cash and cash equivalents, beginning of year ..................................      9,135,499       4,365,068
                                                                                  ------------    ------------

Cash and cash equivalents, end of year ........................................   $  7,995,351    $  9,135,499
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

          The Partnership sold 73,500 units at $1,000 per unit of additional limited partner interest through a public offering. The offering period was terminated on August 31, 1984. As of December 31, 2005, 163 units of additional limited partner interest had been abandoned.

     b.   Method of accounting
          --------------------

          The consolidated financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Principles of consolidation
          ----------------------------

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

     d.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships or intermediary partnerships. Under this method, the carrying amount of the investments in Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2005 and 2004, the Partnership's share of cumulative losses of nine and ten of the Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $10,566,875 and $10,371,211, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated


                                     III-11

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     financial statements. Distributions of $209,172 and $87,104, received from three and three Local Partnerships during 2005 and 2004, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

     e.   Investment in partnerships held for sale or transfer
          ----------------------------------------------------

          Pilgrim Tower East Associates (Pilgrim Tower East) is under contract to be sold as of December 31, 2001, as further discussed in Note 2.a. Accordingly, the Partnership's investment in the Local Partnership remains classified as investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets at December 31, 2005 and 2004. The Partnership has agreed in principle to assign its interests in Southwest
     Development Co. (Cedar Point) and Thornwood House Associates (Thornwood House) to the noteholders. Accordingly, the Partnership's investment in the Local Partnerships of Cedar Point and Thornwood House have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2005 and 2004. The Partnership has entered into contracts to sell the properties related to Chippewa County Housing Partnership (Chippewa County) and Riverview Manor Co. Ltd. Partnership (Riverview Manor); accordingly the Partnership's investment in those Local Partnerships have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2005. Pilgrim Tower North Associates (Pilgrim Tower North) was under contract to be sold as of December 31, 2001, and in fact closed on December 15, 2005. Accordingly, the Partnership's investment in the Local Partnership of Pilgrim Tower North was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2004. The Partnership had agreed to assign its interest in Jewish Federation Apartments Associates (Jewish Federation) to the noteholder. Accordingly, the Partnership's investment in the Local Partnership was reclassified to investment held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2004. Assets held for sale or transfer are not recorded in excess of their net realizable value.

     f.   Investment in partnerships held in escrow
          -----------------------------------------

          During 2000, documents transferring the Partnership's interest in Harborview Apartments Associates (Harborview Apartments) were placed in escrow, as further discussed in Note 2.a. The documents remain in escrow as of March 31, 2006; accordingly, the Partnership's investment in the Local Partnership remained classified as investment in partnerships held in escrow in the accompanying consolidated balance sheets at December 31, 2005 and 2004. The Partnerships investment in the Local Partnership of Jewish Federation was reclassified from investment in partnerships held for sale or transfer to investment in partnerships held in escrow in the
     accompanying   consolidated   balance  sheet  at  December  31,  2005.  The
     Partnership's investment in one-half of Crescent Gardens Associates (Crescent Gardens) was reclassified as investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2004. One-half of the Partnership's limited partner interest in the Local Partnership was transferred to a designee of the noteholder in June 2005. Assets held in escrow are not recorded in excess of their net realizable value.

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

     k.   Fair value of financial instruments
          -----------------------------------

          The consolidated financial statements include estimated fair value information as of December 31, 2005, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2005 and 2004, the Partnership held limited partner interests in 16 and 19 Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties. The remaining amounts due on investments in the Local Partnerships follow.

                                                          December 31,
                                                 -----------------------------
                                                     2005              2004
                                                 -----------       -----------

          Purchase money notes due in:
            1999                                 $ 1,274,000       $ 2,194,000
            2003                                   1,450,000         3,515,000
            2004                                  10,877,081        11,311,081
            2025                                     500,000           500,000
                                                 -----------       -----------

               Subtotal                           14,101,081        17,520,081
                                                 -----------       -----------

          Accrued interest payable                57,269,747        80,106,150
                                                 -----------       -----------

               Total                             $71,370,828       $97,626,231
                                                 ===========       ===========


          The remaining purchase money notes have stated interest rates ranging from 8.17% to 12.30%, certain of which are compounded annually. The purchase money notes are non- recourse, but their terms provide for payment


                                                      III-14

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

          The collateral that secured the purchase money notes related to the following properties was purchased by or transferred to the noteholders during 2004 and 2005.



      Property                           Principal           Date              Disposition
      ---------                         -----------      --------------        -----------
      Glenridge Gardens                 $  640,000       February 2004         Transferred
      Valley View                          920,000       March 2005            Transferred
      Crescent Gardens - First Note        434,000       June 2005             Transferred
      Pilgrim Tower North                2,065,000       December 2005         Transferred


          The purchase money notes related to the following properties have matured and have not been paid or extended as of March 31, 2006.

                                                         Accrued Interest
                                                              as of
      Property                           Principal       December 31, 2005     Maturity
      --------                          -----------      -----------------     --------
      Crescent Gardens - Second Note    $  434,000          $ 1,565,073        07/31/99
      Westport Village                     840,000            2,352,125        09/01/99
      Pilgrim Tower East                 1,450,000 (1)        4,035,153        11/30/03
      Harborview                         3,000,000            7,741,108        08/01/04
      Cedar Point                        1,320,000            3,364,097        08/30/04
      Thornwood House                    1,775,000            4,347,198        08/30/04
      Jewish Federation                  1,350,000           11,734,348        10/31/04


     (1)  Remaining principal, after a partial payment.

          The purchase money note related to Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of March 31, 2006, no such notice has been received. As of December 31, 2005, principal and accrued interest due on the purchase money note were $3,432,081 and $19,712,211, respectively.

          The remaining purchase money note related to Northridge Park matures in 2025. As of December 31, 2005, principal and accrued interest balances were $500,000 and $2,418,434, respectively.

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

          The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to limited partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate. Of the 16 Local Partnerships in which the Partnership is invested as of December 31, 2005, the eight Local Partnerships with associated purchase money notes which have matured and are in default, and which remain unpaid or unextended as of March 31, 2006, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                              Percentage of Total        Partnership's Share of
                             Distributions Received            Loss from
     For the Year Ending     from Local Partnerships       Local Partnerships
     -------------------     -----------------------     ----------------------

     December 31, 2005               0.0%                      $ (16,243)
     December 31, 2004               0.0%                      $(187,420)


          The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2005 and 2004, was $8,167,204 and $7,742,817,
     respectively. The accrued interest payable on the purchase money notes of $57,269,747 and $80,106,150 as of December 31, 2005 and 2004, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                     III-16

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                   Cedar Point
                                   -----------

          The Partnership defaulted on its purchase money note related to Cedar Point on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $3,122,592, respectively. As of March 31, 2006, principal and accrued interest of $1,320,000 and $3,408,727, respectively, were due. The Partnership has agreed in principle to assign its interest in Cedar Point to the noteholders in satisfaction of the nonrecourse note. However, there is no assurance that a transfer of the Partnership's interest in Cedar Point will occur.

          Due to the impending transfer of the Partnership's interest in Cedar Point to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $1,856,905 and $1,741,465 at December 31, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                Crescent Gardens
                                ----------------

          The Partnership defaulted on its two purchase money notes related to Crescent Gardens on July 31, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extended the maturity date to July 31, 2004, subject to semi-annual interest payments, and reduced the interest rate of the First Crescent Note. The Partnership did not make the semi- annual interest payment due in January 2004. In June 2005, one-half of the Partnership's limited partner interest in the Local Partnership was transferred to a designee of its current noteholder in satisfaction of that note. The transfer of one-half of the Partnership's interest in Crescent Gardens resulted in gain from extinguishment of debt for financial statement purposes of $1,348,879 in 2005, and in total gain of $1,840,362 for federal tax purposes in 2005. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of March 31, 2006, principal and accrued interest of $434,000 and $1,586,137, respectively, were due on the Second Crescent Note. Crescent Gardens completed mortgage restructuring under the Mark-to-Market program during 2003, and the associated loan restructuring requirements will likely inhibit the local managing general partner's ability to sell this property. It is anticipated that the property will now operate at a break-even level, and that future cash distributions are highly unlikely.

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

                                     III-17

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 DeAngelis Manor
                                 ---------------

          On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of December 31, 2005, the note has not been canceled pending final receipt of accumulated cash from the property's previous operations and payment thereof to the purchase money noteholder. The final cancellation of the note will have no financial impact to the Partnership.

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

                              Harborview Apartments
                              ---------------------

          The Partnership defaulted on its purchase money notes related to Harborview Apartments on August 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $3,000,000 and $5,342,321, respectively. On October 31, 2000, the Partnership and noteholders agreed to extend the maturity date of the purchase money notes to August 1, 2004, and the Partnership placed an assignment of its interest in Harborview Apartments into escrow. As of March 31, 2006, the notes were again in default, and principal and accrued interest of $3,000,000 and $7,842,377, respectively, were due. The noteholders are attempting to finalize regulatory authority for the transfer of interests in satisfaction of the outstanding principal and interest balances. There is no assurance that a transfer of the Partnership's interest in Harborview to the noteholders will occur.

          Due to the impending transfer of the Partnership's interest in Harborview Apartments to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $728,176 and $712,989 at December 31, 2005 and 2004, respectively, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

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

                                Jewish Federation
                                -----------------

          The Partnership defaulted on its purchase money note related to Jewish Federation on October 31, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,350,000 and $10,185,885, respectively. As of March 31, 2006, principal and accrued interest of $1,350,000 and $12,105,370, respectively, were due. In January 2006, the Partnership has delivered an assignment of its interest in Jewish Federation to the noteholder in escrow in satisfaction of the nonrecourse note, pending HUD appeal of the transfer. However, there is no assurance that a transfer of the Partnership's interest in Jewish Federation will occur.

          Due to the impending transfer of the Partnership's interest in Jewish Federation to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $31,907 and $74,783 at December 31, 2005 and December 31, 2004, respectively, has been reclassified to investment in partnerships held in escrow and investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets at December 31, 2005 and December 31, 2004, respectively.

                                     III-19

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                               Pilgrim Tower East
                               ------------------

          The Partnership defaulted on its purchase money note related to Pilgrim Tower East on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of March 31, 2006, principal and accrued interest of $1,450,000 and $4,089,228, respectively, were due. The Partnership and the noteholder signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. The contract for the sale of the Partnership's interest expired in November 2003, however, the parties are currently negotiating an extension to provide for a closing in 2006. There is no assurance that a sale of the Partnership's interest in Pilgrim Tower East will occur.

          Due to the impending sale of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at both December 31, 2005 and 2004, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                               Pilgrim Tower North
                               -------------------

          The Partnership defaulted on its purchase money note related to Pilgrim Tower North on April 30, 2000, when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $18,922,763, respectively. On December 15, 2005, principal and accrued interest of $2,065,000 and $27,580,538, respectively, were due. On December 15, 2005, the noteholder purchased the property in exchange for the principal and accrued interest outstanding on the purchase money note and assumption of the mortgage note, the flexible subsidy note and all related debt associated with the property. The sale of the property related to the Partnership's investment in Pilgrim Towers North resulted in gain from extinguishment of debt for financial statement purposes of $26,066,904 and in total gain of $29,674,645 for federal tax purposes in 2005.

          The Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $2,237,772 at December 31, 2004, had been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

                                 Thornwood House
                                 ---------------

          The Partnership defaulted on its purchase money note related to Thornwood House on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,775,000 and $4,025,568, respectively. As of March 31, 2006, principal and accrued interest of $1,775,000 and $4,406,637, respectively, were due. The
     Partnership has agreed in principle to assign its interest to the noteholder in satisfaction of the nonrecourse note. However, there is no assurance that a transfer of the Partnership's interest in Thornwood House will occur.

          Due to the impending transfer of the Partnerships interest in Thornwood House to the noteholder the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and


                                     III-20

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     property purchase costs, which totaled $660,102 and $660,352 at December 31, 2005 and December 31, 2004,respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

                                   Valley View
                                   -----------

          The Partnership defaulted on its purchase money notes related to Valley View on September 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $920,000 and $1,788,829, respectively. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The
     Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $37,315, was reclassified to investment in partnerships held in escrow. There had been no communication with the noteholders between 2000 and June 2004. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts. However, in June 2004, the Partnership was notified that the noteholders were seeking to implement the transfer of the Partnership's interest in Valley View to the noteholders. The Partnership's interest in Valley View was transferred to the noteholders March 18, 2005. The transfer of the Partnership's interest in Valley View resulted in gain from extinguishment of debt for financial statements purposes of $3,387,767 in 2005, and in total gain for federal tax purposes of $4,270,053 in 2005.

          Included in investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2004 is the Partnership's basis in the Local Partnership, Valley View, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $31,798.

                                Westport Village
                                ----------------

          The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of March 31, 2006, principal and accrued interest of $840,000 and $2,380,807, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow. However, there has been no communication with the noteholders concerning implementing the settlement since 2000. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts.


                                     III-21

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     b.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has an 49.50% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the "Agencies") of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invested in the Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2005 and 2004, the Partnership received cash distributions from rental operations of the Local Partnerships totaling $268,710 and $180,551, respectively. As of December 31, 2005 and 2004, ten and eleven of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $701,156 and $624,775, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

     c.   Property matters
          ----------------

                                Campbell Terrace
                                ----------------

          On June 16, 2003, the local managing general partner executed a contract to sell the property owned by Campbell Terrace. On March 31, 2004, Campbell Terrace was sold. Net cash proceeds received by the Partnership totaled $10,549,582. The sale resulted in net gain on disposition of investment in partnership of $4,711,617 for financial statement purposes and a total gain of $13,766,939 for federal income tax purposes in 2004. In accordance with the terms of the Partnership Agreement, in April 2004 the Managing General Partner was paid a disposition fee of $500,000 related to the sale, which was netted against the related gain on disposition of investment in partnership.

                                 Chippewa County
                                 ---------------

          In February, 2006, the Partnership entered into a contract to sell the property related to Chippewa County. The sale is scheduled to close in the third quarter of 2006. There is no assurance that a sale of the property will occur.

                                                      III-22

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          Due to the impending sale of the property related to Chippewa County, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $511,467 at December 31, 2005, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

                               Clearfield Hills II
                               -------------------

          On July 26, 2005, the Partnership's interest in Clearfield Hills II Ltd. Partnership (Clearfield Hills II) was sold. The sale resulted in net gain on disposition of investment in partnerships of $936,785 for financial statement purposes and a total gain of $1,859,912 for federal income tax purposes in 2005. In accordance with the terms of the Partnership
     Agreement, in August 2005, the Managing General Partner was paid a disposition fee of $52,000 related to the sale. The fee was netted against the related gain on disposition of investments in partnerships.

                                 Riverview Manor
                                 ---------------

          In February, 2006, the Partnership entered a contract to sell the property related to Riverview Manor. The sale is scheduled to close in the third quarter of 2006. There is no assurance that a sale of the property will occur.

          Due to the impending sale of the property related to Riverview Manor, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $1,122,199 at December 31, 2005, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

     d.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the sixteen Local Partnerships in which the Partnership is invested as of December 31, 2005, follow. The information is presented separately for seven Local Partnerships which have investment basis (equity method), and for nine Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                     III-23

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                             COMBINED BALANCE SHEETS
                                December 31, 2005

                                                          Equity
                                                          Method             Suspended            Total
                                                       ------------         ------------       ------------
     Number of Local Partnerships                           7                   9                   16
                                                            =                   =                   ==

     Rental property, at cost, net of
       accumulated depreciation of
       $24,413,279, $47,162,559, and
       $71,575,838, respectively                       $ 13,114,898         $ 19,874,105       $ 32,989,003
     Land                                                 1,575,693            3,908,884          5,484,577
     Other assets                                         7,602,119            9,773,901         17,376,020
                                                       ------------         ------------       ------------

         Total assets                                  $ 22,292,710         $ 33,556,890       $ 55,849,600
                                                       ============         ============       ============


     Mortgage notes payable                            $ 11,754,127         $ 35,865,480       $ 47,619,607
     Other liabilities                                    1,349,650           10,479,532         11,829,182
                                                       ------------         ------------       ------------

         Total liabilities                               13,103,777           46,345,012         59,448,789

     Partners' capital (deficit)                          9,188,933          (12,788,122)        (3,599,189)
                                                       ------------         ------------       ------------
         Total liabilities and partners'
           capital                                     $ 22,292,710         $ 33,556,890       $ 55,849,600
                                                       ============         ============       ============



                        COMBINED STATEMENTS OF OPERATIONS
                      For the year ended December 31, 2005

                                                          Equity
                                                          Method             Suspended            Total
                                                       ------------         ------------       -----------
     Number of Local Partnerships                           7                   9                   16
                                                            =                   =                   ==

     Revenue:
       Rental                                          $  7,680,630         $ 10,988,748       $ 18,669,378
       Other                                                379,946              564,092            944,038
                                                       ------------         ------------       ------------

         Total revenue                                    8,060,576           11,552,840         19,613,416
                                                       ------------         ------------       ------------

     Expenses:
       Operating                                          6,207,247            8,037,196         14,244,443
       Interest                                             449,792            2,223,221          2,673,013
       Depreciation and amortization                      1,236,535            2,301,147          3,537,682
                                                       ------------         ------------       ------------

         Total expenses                                   7,893,574           12,561,564         20,455,138
                                                       ------------         ------------       ------------

     Net income (loss)                                 $    167,002         $ (1,008,724)      $   (841,722)
                                                       ============         ============       ============

     Cash distributions                                $     59,538         $    209,172       $    268,710
                                                       ============         ============       ============

     Cash distributions recorded as reduction
       of investments in partnerships                  $     59,538         $         --       $     59,539
                                                       ============         ============       ============

     Cash distributions recorded as income             $         --         $    209,172       $    209,172

     Partnership's share of Local Partnership
       net income                                         1,432,115 (1)          (44,332)         1,387,783
                                                       ------------         ------------       ------------
     Share of income from partnerships                 $  1,432,115         $    164,840       $  1,596,955
                                                       ============         ============       ============


     (1) Includes Pilgrim Tower North purchased in December 2005.


                                     III-24

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


          Combined balance sheets and combined statements of operations for the nineteen Local Partnerships in which the Partnership was invested as of December 31, 2004, follow. The information is presented separately for nine Local Partnerships which have investment basis (equity method), and for ten Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).


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
                                                       ============      ============       ============


                        COMBINED STATEMENTS OF OPERATIONS
                      For the year ended December 31, 2004

                                                          Equity
                                                          Method          Suspended            Total
                                                       -----------       -----------        -----------
     Number of Local Partnerships                           9                10                  19
                                                            =                ==                  ==

     Revenue:
       Rental                                          $10,528,160       $10,850,389        $21,378,549
       Other                                               483,844           560,998          1,044,842
                                                       -----------       -----------        -----------

         Total revenue                                  11,012,004        11,411,387         22,423,391
                                                       -----------       -----------        -----------

     Expenses:
       Operating                                         8,634,080         7,513,978         16,148,058
       Interest                                            684,240         1,993,638          2,677,878
       Depreciation and amortization                     1,861,018         2,156,441          4,017,459
                                                       -----------       -----------        -----------

         Total expenses                                 11,179,338        11,664,057         22,843,395
                                                       -----------       -----------        -----------

     Net loss                                          $  (167,334)      $  (252,670)       $  (420,004)
                                                       ===========       ===========        ===========

     Cash distributions                                $    55,650       $    87,104        $   142,754
                                                       ===========       ===========        ===========

     Cash distributions recorded as reduction
       of investments in partnerships                  $    55,650       $        --        $    55,650
                                                       ===========       ===========        ===========

     Cash distributions recorded as income             $        --       $    87,104        $    87,104

     Partnership's share of Local Partnership
       net loss                                           (165,645)               --           (165,645)
                                                       -----------       -----------        -----------

     Share of loss from partnerships                   $  (165,645)      $    87,104        $   (78,541)
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

     e.   Reconciliation of the Local Partnerships' financial statement net loss
          ----------------------------------------------------------------------
            to taxable income
            -----------------

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

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to taxable income follows.

                                                          December 31,
                                                   --------------------------
                                                      2005            2004
                                                   ----------      ----------

      Financial statement net loss                 $ (841,722)     $ (420,004)

      Differences between financial statement
        and tax depreciation, amortization,
        and miscellaneous differences               2,654,118       2,823,267
                                                   ----------      ----------

      Taxable income                               $1,812,396      $2,403,263
                                                   ==========      ==========


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and initial acquisition of the interests in the Local Partnerships. The fee amounted to $1,470,000, which is equal to two percent of the Additional Limited Partners' capital contributions to the Partnership. The acquisition fee was capitalized and is being amortized over a 40-year period using the straight-line method.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2005 and 2004, the Partnership paid $203,605 and $184,687, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

                                     III-26

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

For each of the years ended December 31, 2005 and 2004, the Partnership paid the Managing General Partner a Management Fee of $375,000.

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In accordance with the terms of the Partnership Agreement, in April 2004, the Managing General Partner was paid a disposition fee of $500,000, relating to the sale of property owned by Campbell Terrace Associates on March 31, 2004, which was netted against the related gain on disposition of investment in partnership. In August 2005, the Managing General Partner was paid a disposition fee of $52,000, related to the sale of Clearfield Hills II, which was netted against the related gain on disposition of investments in partnerships.


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

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sale proceeds and making certain minimum distributions to limited partners. In accordance with the terms of the Partnership Agreement, in April 2004 the Managing General Partner was paid a disposition fee of $500,000, related to the sale of the property owned by Campbell Terrace Associates, on March 31, 2004, which was netted against the related gain on disposition of investment in partnerships. In August 2005, the Managing General Partner was paid a disposition fee of $52,000, related to the sale of Clearfield Hills II, which was netted against the related gain on disposition of investments in partnerships.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, one percent to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% in the aggregate to the General Partners after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On May 21, 2004, the Managing General Partner made a cash distribution of $5,280,264 ($72 per Unit) to Additional Limited Partners who were holders of record as of April 1, 2004. The distribution consisted of proceeds received from the sale of the property owned by Campbell Terrace. On December 21, 2005, the Managing General Partner made a cash distribution of $27,218 to the General Partners and Initial and Special Limited Partners. The distribution consisted of cash resources accumulated from operations. On
December 27, 2005, the Managing General Partner made cash distributions of $1,833,425 ($25 per Unit) to holders of record as of December 1, 2005. The distributions consisted of proceeds received from the sale of the Partnership's interest in Clearfield Hills II and cash resources accumulated from operations and distributions from Local Partnerships.

                                     III-28

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS - Continued

     As defined in the Partnership Agreement, after the payment of distributions as described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2005 and 2004. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.


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

                                                                            For the years ended
                                                                                December 31,
                                                                         ----------------------------
                                                                            2005             2004
                                                                         -----------      -----------
Financial statement net income                                           $24,632,972      $ 5,441,943

Adjustments:
  Difference between financial statement net income
    and taxable income related to the Partnership's equity
    in the Local Partnerships' income or losses                               87,015       (1,674,304)

  Costs amortized over a shorter period for income tax purposes               13,849           29,875

  Difference between taxable interest income
    and financial statement interest income                                  300,867          202,506

  Differences between financial statement gain (loss)
    and tax gain (loss) from the sale or transfer of properties            7,439,795        4,274,362
                                                                         -----------      -----------
Taxable income                                                           $32,474,498      $ 8,274,382
                                                                         ===========      ===========


                                      # # #

                                     III-29

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-IV Limited Partnership has invested.