Form 10QSB
period 2006-03-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2006-05-11
CIK 740371

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

                  For the quarterly period ended March 31, 2006


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

                                 (301) 468-9200


                               ------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]





--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2006


                                                                          Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - March 31, 2006 and December 31, 2005.........................  1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2006 and 2005...........  2

         Consolidated Statements of Cash Flows
           - for the three months ended March 31, 2006 and 2005...........  3

         Notes to Consolidated Financial Statements
           - March 31, 2006 and 2005......................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 14

Item 3.  Controls and Procedures.......................................... 18


PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................. 19

Item 5.  Other Information................................................ 19

Item 6.  Exhibits......................................................... 20

Signature................................................................. 21

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                                        March 31,       December 31,
                                                                                          2006             2005
                                                                                      -------------    -------------
                                                                                       (Unaudited)
Investments in partnerships .......................................................   $   2,320,531    $   2,311,722
Investment in partnerships held for sale or transfer ..............................       4,278,528        4,190,405
Investment in partnerships held in escrow .........................................         758,207          760,083
Cash and cash equivalents .........................................................       7,812,954        7,995,351
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $78,435 and $127,877, respectively ...........          68,603          113,319
Property purchase costs,
  net of accumulated amortization of $109,154 and $120,226, respectively ..........          87,408           99,299
Other assets ......................................................................             879            1,400
                                                                                      -------------    -------------

      Total assets ................................................................   $  15,327,110    $  15,471,579
                                                                                      =============    =============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  14,101,081    $  14,101,081
Accrued interest payable ..........................................................      58,539,733       57,269,747
Accounts payable and accrued expenses .............................................         118,033          175,260
                                                                                      -------------    -------------

      Total liabilities ...........................................................      72,758,847       71,546,088
                                                                                      -------------    -------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................     (16,887,870)     (16,887,870)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................    (106,484,473)    (105,127,245)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (57,431,737)     (56,074,509)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  15,327,110    $  15,471,579
                                                                                      =============    =============


                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                             For the three months ended
                                                      March 31,
                                           ------------------------------
                                                2006             2005
                                           -------------    -------------
Share of income (loss) from partnerships   $      41,329    $     (39,940)
                                           -------------    -------------

Other revenue and  expenses:

  Revenue:
    Gain from extinguishment of debt ...            --          3,387,767
    Interest ...........................          78,865           45,740
                                           -------------    -------------

                                                  78,865        3,433,507
                                           -------------    -------------

  Expenses:
    Interest ...........................       1,269,986        2,106,433
    Management fee .....................          93,750           93,750
    General and administrative .........          70,506           69,064
    Professional fees ..................          40,300           38,750
    Amortization of deferred costs .....           2,880            3,616
                                           -------------    -------------

                                               1,477,422        2,311,613
                                           -------------    -------------

      Total other revenue and expenses .      (1,398,557)       1,121,894
                                           -------------    -------------


Net (loss) income ......................      (1,357,228)       1,081,954

Accumulated losses, beginning of period     (105,127,245)    (129,760,217)
                                           -------------    -------------

Accumulated losses, end of period ......   $(106,484,473)   $(128,678,263)
                                           =============    =============


Net (loss) income allocated
  to General Partners (1.51%) ..........   $     (20,494)   $      16,338
                                           =============    =============

Net (loss) income allocated
  to Initial and Special
  Limited Partners (1.49%) .............   $     (20,223)   $      16,121
                                           =============    =============

Net (loss) income allocated
  to Additional Limited Partners (97%) .   $  (1,316,511)   $   1,049,495
                                           =============    =============

Net (loss) income per unit of
  Additional Limited Partner Interest,
    based on 73,337 units outstanding ..   $      (17.95)   $       14.31
                                           =============    =============


                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                              For the three months ended
                                                                                       March 31,
                                                                             ---------------------------
                                                                                 2006           2005
                                                                             ------------   ------------
Cash flows from operating activities:
  Net (loss) income ......................................................   $(1,357,228)   $ 1,081,954

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of income from partnerships ....................................       (41,329)        39,940
    Gain from extinguishment of debt .....................................          --       (3,387,767)
    Amortization of deferred costs .......................................         2,880          3,616

    Changes in assets and liabilities:
      Decrease (increase) in other assets ................................           521           (243)
      Increase in accrued interest payable ...............................     1,269,986      2,106,433
      Decrease in accounts payable and accrued expenses ..................       (57,227)       (43,662)
                                                                             -----------    -----------

        Net cash used in operating activities ............................      (182,397)      (199,729)
                                                                             -----------    -----------

Net decrease in cash and cash equivalents ................................      (182,397)      (199,729)

Cash and cash equivalents, beginning of period ...........................     7,995,351      9,135,499
                                                                             -----------    -----------

Cash and cash equivalents, end of period .................................   $ 7,812,954    $ 8,935,770
                                                                             ===========    ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of March 31, 2006, and the results of its operations and its cash flows for the three month periods ended March 31, 2006 and 2005. The results of operations for the interim period ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2005.


2.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $14,101,081 plus aggregate accrued interest of $58,539,733 as of March 31, 2006, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2005.



     Property                            Principal           Date           Disposition
     --------                           -----------      -------------      -----------
     Valley View                        $  920,000       March 2005         Transferred
     Crescent Gardens - First Note         434,000       June 2005          Transferred
     Pilgrim Tower North                 2,065,000       December 2005      Transferred


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     The purchase money notes related to the following properties have matured and have not been paid or extended as of May 11, 2006.


                                                                 Accrued Interest
                                                                       As of
      Property                               Principal            March 31, 2006        Maturity
      --------                              -----------          ----------------     -----------
      Crescent Gardens - Second Note        $  434,000              $ 1,586,430         07/31/99
      Westport Village                         840,000                2,381,205         09/01/99
      Pilgrim Tower East                     1,450,000 (1)            4,089,979         11/30/03
      Harborview                             3,000,000                7,843,784         08/01/04
      Cedar Point                            1,320,000                3,409,347         08/30/04
      Thornwood House                        1,775,000                4,407,463         08/30/04
      Jewish Federation                      1,350,000               12,110,523         10/31/04


      (1) Remaining principal, after partial payment.

     The purchase money note related to Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of March 31, 2006, principal and accrued interest due on the purchase money note were $3,432,081 and $20,232,958, respectively. The Local Managing General Partner is currently negotiating the sale of the property related to Asbury Towers to an affiliate. Proceeds from the sale will be used to partially payoff the purchase money note. The sale is scheduled to close in June or July, 2006. There is no assurance that the sale of the property will occur.

         Due to the impending sale of the property related to Asbury Tower, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $53,727 at March 31, 2006, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

     The remaining purchase money note related to Northridge Park matures in 2025. As of March 31, 2006, principal and accrued interest balances were $500,000 and $2,478,044, respectively.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the sixteen Local Partnerships in which the Partnership is invested as of March 31, 2006, the eight Local Partnerships with associated purchase money notes which have matured, or which mature through March 31, 2007, and which remain unpaid or unextended as of May 11, 2006, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                               Percentage of Total       Partnership's Share of
                              Distributions Received           Loss from
     For the Year Ending      from Local Partnerships      Local Partnerships
     -------------------      -----------------------    ----------------------

     December 31, 2005                 0.0%                   $ (16,243)
     December 31, 2004                 0.0%                   $(297,024)

     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2006 and 2005, was $1,269,986 and $2,106,433,
respectively. The accrued interest payable on the purchase money notes of $58,539,733 and $57,269,747 as of March 31, 2006 and December 31, 2005,
respectively, is due upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                   Cedar Point
                                   -----------

     The Partnership defaulted on its purchase money note related to Southwest Development Company (Cedar Point) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $3,122,592, respectively. As of May 11, 2006, principal and accrued interest of $1,320,000 and $3,429,059, respectively, were due. The Partnership has agreed in principle to assign its interest in Cedar Point to the noteholders in satisfaction of the nonrecourse note. However, there is no assurance that a transfer of the Partnership's interest in Cedar Point will occur.

     Due to the impending transfer of the Partnership's interest in Cedar Point to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $1,871,197 and $1,856,905 at March 31, 2006 and December 31, 2005,
respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes related to Crescent Gardens Associates (Crescent Gardens) on July 31, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extended the maturity date to July 31, 2004, subject to semi-annual interest payments, and reduced the interest rate of the First Crescent Note. The Partnership did not make the semi-annual interest payment due in January 2004. In June 2005, one-half of the Partnership's limited partner interest in the Local Partnership was transferred to a designee of its current noteholder in satisfaction of that note. The transfer of one-half of the Partnership's interest in Crescent Gardens resulted in gain from extinguishment of debt for financial statement purposes of $1,348,879 in 2005, and in total gain of $1,840,362 for federal tax purposes in 2005. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of May 11, 2006, principal and accrued interest of $434,000 and $1,595,733, respectively, were due on the Second Crescent Note. Crescent Gardens completed mortgage restructuring under the Mark-to-Market program during 2003, and the associated loan restructuring requirements will likely inhibit the local managing general partner's ability to sell this property. It is anticipated that the property will now operate at a break-even level, and that future cash distributions are highly unlikely.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                 DeAngelis Manor
                                 ---------------

     On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of May 11, 2006, the note has not been canceled pending final receipt of accumulated cash from the property's previous operations and payment thereof to the purchase money noteholder. The final cancellation of the note will have no financial impact to the Partnership.

                              Harborview Apartments
                              ---------------------

     The Partnership defaulted on its purchase money notes related to Harborview Apartments Associates (Harborview Apartments) on August 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $3,000,000 and $5,342,321, respectively. On October 31, 2000, the Partnership and noteholders agreed to extend the maturity date of the purchase money notes to August 1, 2004, and the Partnership placed an assignment of its interest in Harborview Apartments into escrow. As of May 11, 2006, the notes were again in default, and principal and accrued interest of $3,000,000 and $7,888,511, respectively, were due. The noteholders are attempting to finalize regulatory authority for the transfer of interests in satisfaction of the outstanding principal and interest balances. There is no assurance that a transfer of the Partnership's interest in Harborview to the noteholders will occur.

     Due to the impending transfer of the Partnership's interest in Harborview Apartments to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $726,300 and $728,176 at March 31, 2006 and December 31, 2005, respectively, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                                Jewish Federation
                                -----------------

     The Partnership defaulted on its purchase money note related to Jewish Federation Apartments Associates (Jewish Federation) on October 31, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,350,000 and $10,185,885, respectively. As of May 11, 2006, principal and accrued interest of $1,350,000 and $12,274,391, respectively, were due. In January 2006, the Partnership has delivered an assignment of its interest in Jewish Federation to the noteholder in escrow in satisfaction of the nonrecourse note, pending HUD approval of the transfer. However, there is no assurance that a transfer of the Partnership's interest in Jewish Federation will occur.

     Due to the impending transfer of the Partnership's interest in Jewish Federation to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $31,907 and $31,907 at March 31, 2006 and December 31, 2005, respectively, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower East Associates (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of May 11, 2006, principal and accrued interest of $1,450,000 and $4,113,862, respectively, were due. The Partnership and the noteholder signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. The contract for the sale of the Partnership's interest expired in November 2003, however, the parties are currently negotiating an extension to provide for a closing in 2006. There is no assurance that a sale of the Partnership's interest in Pilgrim Tower East will occur.

     Due to the impending sale of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at both March 31, 2006 and December 31, 2005, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                               Pilgrim Tower North
                               -------------------

     The Partnership defaulted on its purchase money note related to Pilgrim Tower North Associates (Pilgrim Tower North) on April 30, 2000, when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $18,922,763, respectively. On December 15, 2005, principal and accrued interest of $2,065,000 and $27,580,538, respectively, were due. On December 15, 2005, the noteholder purchased the property in exchange for the principal and accrued interest outstanding on the purchase money note and assumption of the mortgage note, the flexible subsidy note and all related debt associated with the property. The sale of the property related to the Partnership's investment in Pilgrim Towers North resulted in gain from extinguishment of debt for financial statement purposes of $26,066,904 and in total gain of $29,674,645 for federal tax purposes in 2005. In April 2006, the Partnership received a cash distribution which will be recorded as other income for financial statement purposes of $32,964 and in other income of $32,964 for federal tax purposes in 2006.

                                 Thornwood House
                                 ---------------

     The Partnership defaulted on its purchase money note related to Thornwood House Associates (Thornwood House) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,775,000 and $4,025,568, respectively. As of May 11, 2006, principal and accrued interest of $1,775,000 and $4,433,715, respectively, were due. The Partnership has agreed in principle to assign its interest to the noteholder in satisfaction of the nonrecourse note. However, there is no assurance that a transfer of the Partnership's interest in Thornwood House will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


2. INVESTMENTS IN PARTNERSHIPS - Continued

     Due to the impending transfer of the Partnerships interest in Thornwood House to the noteholder the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $654,707 and $660,102 at March 31, 2006 and December 31, 2005, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

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

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes related to Westport Associates (Westport Village) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of May 11, 2006, principal and accrued interest of $840,000 and $2,393,873, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow. However, there has been no response from the noteholders concerning implementing the settlement since 2000. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

b.   Property matters
     ----------------

                                 Chippewa County
                                 ---------------

     In February, 2006, the Partnership entered into a contract to sell the property related to Chippewa County Housing Partnership (Chippewa County). The sale is scheduled to close in the third quarter of 2006. There is no assurance that a sale of the property will occur.

     Due to the impending sale of the property related to Chippewa County, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $512,717 and $511,467 at March 31, 2006 and December 31, 2005, respectively, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

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

                                 Riverview Manor
                                 ---------------

     In February, 2006, the Partnership entered a contract to sell the property related to Riverview Manor Co. Limited Partnership (Riverview Manor). The sale is scheduled to close in the third quarter of 2006. There is no assurance that a sale of the property will occur.

     Due to the impending sale of the property related to Riverview Manor, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $1,146,448 and $1,122,199 at March 31, 2006 and at December 31, 2005, respectively, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the sixteen and eighteen Local Partnerships in which the Partnership was invested as of March 31, 2006 and 2005, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued



                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                 For the three months ended
                                                                          March 31,
                                                  ------------------------------------------------------------
                                                             2006                            2005
                                                  ------------------------------------------------------------
                                                    Equity                           Equity
                                                    Method        Suspended          Method         Suspended
                                                  ----------      ----------       ----------       ----------
         Number of Local Partnerships                  7              9                9                9
                                                       =              =                =                =

         Revenue:
           Rental                                 $1,920,158      $2,747,187       $2,632,040       $2,510,358
           Other                                      94,987         141,023          120,961          111,583
                                                  ----------      ----------       ----------       ----------

             Total revenue                         2,015,145       2,888,210        2,753,001        2,621,941
                                                  ----------      ----------       ----------       ----------

         Expenses:
           Operating                               1,551,812       2,009,299        2,158,520        1,724,758
           Interest                                  112,448         555,805          171,060          502,542
           Depreciation and amortization             309,134         575,287          465,255          518,827
                                                  ----------      ----------       ----------       ----------

             Total expenses                        1,973,394       3,140,391        2,794,835        2,746,127
                                                  ----------      ----------       ----------       ----------

         Net income (loss)                        $   41,751      $ (252,181)      $  (41,834)      $ (124,186)
                                                  ==========      ==========       ==========       ==========

         Partnership's share of Local
           Partnership net income (loss)              41,329              --          (39,940)              --
                                                  --------------------------       ---------------------------

         Share of income (loss) from
           partnerships                                    $41,329                            $(39,940)
                                                           =======                            ========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of March 31, 2006 and 2005, the Partnership's share of cumulative losses to date for nine of the sixteen and eighteen Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $10,813,567 and $9,852,738, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $53,065 and $54,073 for the three month periods ended March 31, 2006 and 2005, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended March 31, 2006 and 2005.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2005. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for nine Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

                                     General
                                     -------

     Some of the rental properties owned by the Local Partnerships are financed by state and federal housing agencies. The Managing General Partner has sold or refinanced, and will continue to sell or refinance, certain properties pursuant to programs developed by these agencies. These programs may include opportunities to sell a property to a qualifying purchaser who would agree to maintain the property as low to moderate income housing, or to refinance a property, or to obtain supplemental financing. The Managing General Partner continues to monitor certain state housing agency programs, and/or programs provided by certain lenders, to ascertain whether the properties would qualify within the parameters of a given program and whether these programs would provide an appropriate economic benefit to the Limited Partners of the Partnership.

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

     Asbury Tower Associates Limited Partnership (Asbury Tower) has a Section 8 HAP contract which expires January 1, 2007. The Section 8 HAP contract covers 41 percent of the apartment units in Asbury Tower. It is anticipated that the Local Partnership will extend its Section 8 HAP contract at its expiration.

     As of March 31, 2006, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $681,364.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $7,812,954 as of March 31, 2006, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 11, 2006, there were no material commitments for capital expenditures. The Managing General Partner currently

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money notes and related accrued interest, and for operating cash reserves.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $14,101,081 plus aggregate accrued interest of $58,539,733 as of March 31, 2006, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2005.

     Property                           Principal        Date        Disposition
     --------                          -----------   ------------    -----------

     Valley View                       $  920,000    March 2005      Transferred
     Crescent Gardens - First Note        434,000    June 2005       Transferred
     Pilgrim Tower North                2,065,000    December 2005   Transferred

     The purchase money notes related to the following properties have matured and have not been paid or extended as of May 11, 2006.

                                                           Accrued Interest
                                                               As of
     Property                            Principal         March 31, 2006          Maturity
     --------                           -----------       ----------------       -----------
     Crescent Gardens - Second Note     $  434,000           $ 1,586,430           07/31/99
     Westport Village                      840,000             2,381,205           09/01/99
     Pilgrim Tower East                  1,450,000 (1)         4,089,979           11/30/03
     Harborview                          3,000,000             7,843,784           08/01/04
     Cedar Point                         1,320,000             3,409,347           08/30/04
     Thornwood House                     1,775,000             4,407,463           08/30/04
     Jewish Federation                   1,350,000            12,110,523           10/31/04


     (1) Remaining principal, after partial payment.

     The purchase money note related to Asbury Tower was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of March 31, 2006, principal and accrued interest due on the purchase money note were $3,432,081 and $20,232,958, respectively. The Local Managing General Partner is currently negotiating the sale of the property related to Asbury Towers to an affiliate. Proceeds from the sale will be used to partially payoff the purchase money note. The sale is scheduled to close in June or July, 2006. There is no assurance that the sale of the property will occur.

     The remaining purchase money note related to Northridge Park matures in 2025. As of March 31, 2006, principal and accrued interest balances were $500,000 and $2,478,044, respectively.

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the sixteen Local Partnerships in which the Partnership is invested as of March 31, 2006, the eight Local Partnerships with associated purchase money notes which have matured, or which mature through March 31, 2007, and which remain unpaid or unextended as of May 11, 2006, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                              Percentage of Total        Partnership's Share of
                             Distributions Received           Loss from
     For the Year Ended      from Local Partnerships       Local Partnerships
     ------------------      -----------------------     ----------------------

     December 31, 2005                 0.0%                    $ (16,243)
     December 31, 2004                 0.0%                    $(297,243)

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2006, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $182,397 during the three month period ended March 31, 2006, due to operating expenses paid in cash

     On December 21, 2005, the Managing General Partner made a cash distribution of $27,218 to the General Partners and Initial and Special Limited Partners. The distribution consisted of cash resources accumulated from operations. On
December 27, 2005, the Managing General Partner made cash distributions of $1,833,425 ($25 per Unit) to holders of record as of December 1, 2005. The distributions consisted of proceeds received from the sale of the Partnership's interest in Clearfield Hills II and cash resources accumulated from operations and distributions from Local Partnerships.

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss for the three month period ended March 31, 2006, compared to net income in the corresponding period in 2005, primarily due to gain from extinguishment of debt in 2005. Share of income from partnerships increased in 2006 primarily due to higher rental income at one property, the sale of one property in 2005 and the loss from one Local Partnership recorded in 2005, but not in 2006. Interest revenue increased due to higher rates in 2006. Interest expense decreased due to the transfer of Pilgrim Tower North in 2005. Professional fees increased due to higher audit costs in 2006, partially offset by lower legal fees.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2006 and 2005 did not include losses of $282,440 and $216,354, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2006.


Item 3. Controls and Procedures

     In April 2006, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures - Continued


achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the April 2006 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities

     See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.


Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2006, but not reported, whether or not otherwise required by this Form 10-QSB at March 31, 2006.

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


                                  CAPITAL REALTY INVESTORS-IV LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                   by:  C.R.I., Inc.
                                        ----------------------------------------
                                        Managing General Partner




May 11, 2006                            by:  /s/ H. William Willoughby
------------                                 -----------------------------------
DATE                                         H. William Willoughby,
                                             Director, President, Secretary,
                                               Principal Financial Officer and
                                               Principal Accounting Officer