Form 10QSB
period 2006-06-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2006-08-10
CIK 740371

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

                  For the quarterly period ended June 30, 2006


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

                              INDEX TO FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2006

                                                                            Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - June 30, 2006 and December 31, 2005............................  1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2006 and 2005......  2

         Consolidated Statements of Cash Flows
           - for the six months ended June 30, 2006 and 2005................  3

         Notes to Consolidated Financial Statements
           - June 30, 2006 and 2005.........................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 15

Item 3.  Controls and Procedures............................................ 20


PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................... 20

Item 5.  Other Information.................................................. 20

Item 6.  Exhibits........................................................... 21

Signature................................................................... 22

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                             June 30,        December 31,
                                                                               2006             2005
                                                                           -------------    -------------
                                                                            (Unaudited)
Investments in partnerships ............................................   $   2,319,022    $   2,311,722
Investment in partnerships held for sale or transfer ...................       4,251,632        4,190,405
Investment in partnerships held in escrow ..............................         663,750          760,083
Cash and cash equivalents ..............................................       8,203,720        7,995,351
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $79,354 and $127,877, respectively           67,684          113,319
Property purchase costs,
  net of accumulated amortization of $110,382 and $120,226, respectively          86,179           99,299
Other assets ...........................................................           1,025            1,400
                                                                           -------------    -------------

      Total assets .....................................................   $  15,593,012    $  15,471,579
                                                                           =============    =============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships .....................................   $  14,101,081    $  14,101,081
Accrued interest payable ...............................................      59,809,719       57,269,747
Accounts payable and accrued expenses ..................................         112,936          175,260
                                                                           -------------    -------------

      Total liabilities ................................................      74,023,736       71,546,088
                                                                           -------------    -------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ...................................................           2,000            2,000
    Limited Partners ...................................................      73,501,500       73,501,500
                                                                           -------------    -------------

                                                                              73,503,500       73,503,500

  Less:
    Accumulated distributions to partners ..............................     (16,887,870)     (16,887,870)
    Offering costs .....................................................      (7,562,894)      (7,562,894)
    Accumulated losses .................................................    (107,483,460)    (105,127,245)
                                                                           -------------    -------------

      Total partners' deficit ..........................................     (58,430,724)     (56,074,509)
                                                                           -------------    -------------

      Total liabilities and partners' deficit ..........................   $  15,593,012    $  15,471,579
                                                                           =============    =============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                                           For the three months ended             For the six months ended
                                                                    June 30,                               June 30,
                                                       ---------------------------------      ---------------------------------
                                                            2006               2005                2006                2005
                                                       -------------       -------------      -------------       -------------
Share of income from partnerships                      $     356,443       $   1,399,078      $     397,772       $   1,359,138
                                                       -------------       -------------      -------------       -------------

Other revenue and  expenses:

  Revenue:
    Interest                                                  86,442              56,190            165,306             101,931
    Other                                                     32,964                  --             32,964                  --
    Gain from extinguishment of debt                              --           1,348,879                 --           4,736,646
                                                       -------------       -------------      -------------       -------------

                                                             119,406           1,405,069            198,270           4,838,577
                                                       -------------       -------------      -------------       -------------

  Expenses:
    Interest                                               1,269,986           2,077,534          2,539,972           4,183,967
    Management fee                                            93,750              93,750            187,500             187,500
    General and administrative                                68,653              67,648            139,158             136,712
    Professional fees                                         40,300              38,750             80,600              77,500
    Amortization of deferred costs                             2,147               3,616              5,027               7,233
                                                       -------------       -------------      -------------       -------------

                                                           1,474,836           2,281,298          2,952,257           4,592,912
                                                       -------------       -------------      -------------       -------------

      Total other revenue and expenses                    (1,355,430)           (876,229)        (2,753,987)            245,665
                                                       -------------       -------------      -------------       -------------

Net (loss) income                                           (998,987)            522,849         (2,356,215)          1,604,803

Accumulated losses, beginning of period                 (106,484,473)       (128,678,263)      (105,127,245)       (129,760,217)
                                                       -------------       -------------      -------------       -------------

Accumulated losses, end of period                      $(107,483,460)      $(128,155,414)     $(107,483,460)      $(128,155,414)
                                                       =============       =============      =============       =============


Net (loss) income allocated
  to General Partners (1.51%)                          $     (15,085)      $       7,895      $     (35,579)      $      24,233
                                                       =============       =============      =============       =============

Net (loss) income allocated
  to Initial and Special
  Limited Partners (1.49%)                             $     (14,885)      $       7,790      $     (35,108)      $      23,912
                                                       =============       =============      =============       =============

Net (loss) income allocated
  to Additional Limited Partners (97%)                 $    (969,017)      $     507,164      $  (2,285,528)      $   1,556,658
                                                       =============       =============      =============       =============

Net (loss) income per unit of
  Additional Limited Partner Interest,
    based on 73,337 units outstanding                  $      (13.21)      $        6.92      $      (31.16)      $       21.23
                                                       =============       =============      =============       =============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                               For the six months ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                 2006           2005
                                                                             ------------   ------------
Cash flows from operating activities:
  Net (loss) income ......................................................   $(2,356,215)   $ 1,604,803

  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Share of income from partnerships ....................................      (397,772)    (1,359,138)
    Gain from extinguishment of debt .....................................          --       (4,736,646)
    Amortization of deferred costs .......................................         5,027          7,233

    Changes in assets and liabilities:
      Decrease (increase) in other assets ................................           375           (341)
      Increase in accrued interest payable ...............................     2,539,972      4,183,967
      Decrease in accounts payable and accrued expenses ..................       (62,324)       (49,542)
                                                                             -----------    -----------

        Net cash used in operating activities ............................      (270,937)      (349,664)
                                                                             -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships .............................       479,306        159,737
                                                                             -----------    -----------

Net increase (decrease) in cash and cash equivalents .....................       208,369       (189,927)

Cash and cash equivalents, beginning of period ...........................   $ 7,995,351      9,135,499
                                                                             -----------    -----------

Cash and cash equivalents, end of period .................................   $ 8,203,720    $ 8,945,572
                                                                             ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


1. BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of June 30, 2006, and the results of its operations for the three and six month periods ended June 30, 2006 and 2005, and its cash flows for the six month periods ended June 30, 2006 and 2005. The results of operations for the interim periods ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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


2.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $14,101,081 plus aggregate accrued interest of $59,809,719 as of June 30, 2006, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

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

                             June 30, 2006 and 2005

                                   (Unaudited)


2. INVESTMENTS IN PARTNERSHIPS - Continued

     The purchase money notes related to the following properties have matured and have not been paid or extended as of August 10, 2006.

                                                              Accrued Interest
                                                                   As of
     Property                                Principal         June 30, 2006         Maturity
     --------                               -----------       ---------------      -----------
     Crescent Gardens - Second Note         $  434,000          $ 1,607,787          07/31/99
     Westport Village                          840,000            2,410,285          09/01/99
     Pilgrim Tower East                      1,450,000 (1)        4,144,805          11/30/03
     Harborview                              3,000,000            7,946,460          08/01/04
     Cedar Point                             1,320,000            3,454,598          08/30/04
     Thornwood House                         1,775,000            4,467,728          08/30/04
     Jewish Federation                       1,350,000           12,486,698          10/31/04


     (1) Remaining principal, after partial payment.

     The purchase money note secured by the Partnership's interest in Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of June 30, 2006, principal and accrued interest due on the purchase money note were $3,432,081 and $20,753,705, respectively. The Local Managing General Partner is currently negotiating the sale of the property related to Asbury Tower to an affiliate. Proceeds from the sale will be used to pay off the purchase money note at a discount. The sale is scheduled to close in the third quarter of 2006. There is no assurance that the sale of the property will occur.

     Due to the impending sale of the property related to Asbury Tower, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $53,727 at June 30, 2006, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

     The purchase money note related to Northridge Park matures in 2025. As of June 30, 2006, principal and accrued interest balances were $500,000 and $2,537,653, respectively.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


2. INVESTMENTS IN PARTNERSHIPS - Continued

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the sixteen Local Partnerships in which the Partnership is invested as of June 30, 2006, the eight Local Partnerships with associated purchase money notes which have matured, or which mature through June 30, 2007, and which remain unpaid or unextended as of August 10, 2006, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2006 was $1,269,986 and $2,539,972, respectively, and $2,077,534 and $4,183,967 for the three and six month periods ended June 30, 2005, respectively. The accrued interest payable on the purchase money notes of $59,809,719 and $57,269,747 as of June 30, 2006 and December 31, 2005, respectively, is due upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


2. INVESTMENTS IN PARTNERSHIPS - Continued

                                   Cedar Point
                                   -----------

     The Partnership defaulted on its purchase money note secured by its interest in Southwest Development Company (Cedar Point) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $3,122,592, respectively. As of August 10, 2006, principal and accrued interest of $1,320,000 and $3,474,187, respectively, were due. The Partnership has agreed in principle to assign its interest in Cedar Point to the noteholders in satisfaction of the nonrecourse note. However, there is no assurance that a transfer of the Partnership's interest in Cedar Point will occur.

     Due to the impending transfer of the Partnership's interest in Cedar Point to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $1,925,062 and $1,856,905 at June 30, 2006 and December 31, 2005,
respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes secured by its interest in Crescent Gardens Associates (Crescent Gardens) on July 31, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extended the maturity date to July 31, 2004, subject to semi-annual interest payments, and reduced the interest rate of the First Crescent Note. The Partnership did not make the semi-annual interest payment due in January 2004. In June 2005, one-half of the Partnership's limited partner interest in the Local Partnership was transferred to a designee of its current noteholder in satisfaction of that note. The transfer of one-half of the Partnership's interest in Crescent Gardens resulted in gain from extinguishment of debt for financial statement purposes of $1,348,879 in 2005, and in total gain of $1,840,362 for federal tax purposes in 2005. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of August 10, 2006, principal and accrued interest of $434,000 and $1,617,032, respectively, were due on the Second Crescent Note. Crescent Gardens completed mortgage restructuring under the Mark-to-Market program during 2003, and the associated loan restructuring requirements will likely inhibit the local managing general partner's ability to sell this property.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                 DeAngelis Manor
                                 ---------------

     On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of August 10, 2006, the note has not been canceled pending final receipt of accumulated cash from the property's previous operations and payment thereof to the purchase money noteholder. The final cancellation of the note will have no financial impact to the Partnership.

                              Harborview Apartments
                              ---------------------

     The Partnership defaulted on its purchase money notes secured by its interest in Harborview Apartments Associates (Harborview Apartments) on August 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $3,000,000 and $5,342,321, respectively. On October 31, 2000, the Partnership and noteholders agreed to extend the maturity date of the purchase money notes to August 1, 2004, and the Partnership placed an assignment of its interest in Harborview Apartments into escrow. As of August 10, 2006, the notes were again in default, and principal and accrued interest of $3,000,000 and $7,990,906, respectively, were due. The noteholders are attempting to finalize regulatory authority for the transfer of interests in satisfaction of the outstanding principal and interest balances. There is no assurance that a transfer of the Partnership's interest in Harborview to the noteholders will occur.

     Due to the impending transfer of the Partnership's interest in Harborview Apartments to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $631,843 and $728,176 at June 30, 2006 and December 31, 2005, respectively, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                                Jewish Federation
                                -----------------

     The Partnership defaulted on its purchase money note secured by its interest in Jewish Federation Apartments Associates (Jewish Federation) on October 31, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,350,000 and $10,185,885, respectively. As of August 10, 2006, principal and accrued interest of $1,350,000 and $12,649,535, respectively, were due. In January 2006, the Partnership delivered an assignment of its interest in Jewish Federation to the noteholder in escrow in satisfaction of the nonrecourse note, pending HUD approval of the transfer. However, there is no assurance that a transfer of the Partnership's interest in Jewish Federation will occur.

     Due to the impending transfer of the Partnership's interest in Jewish Federation to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $31,907 at both June 30, 2006 and December 31, 2005, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


2. INVESTMENTS IN PARTNERSHIPS - Continued

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note secured by its interest in Pilgrim Tower East Associates (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of August 10, 2006, principal and accrued interest of $1,450,000 and $4,168,538, respectively, were due. The Partnership and the noteholder signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. The contract for the sale of the Partnership's interest expired in November 2003, however, the parties are currently negotiating an extension to provide for a closing in 2006. There is no assurance that a sale of the Partnership's interest in Pilgrim Tower East will occur.

     Due to the impending sale of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at both June 30, 2006 and December 31, 2005, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                               Pilgrim Tower North
                               -------------------

     The Partnership defaulted on its purchase money note secured by its interest in Pilgrim Tower North Associates (Pilgrim Tower North) on April 30, 2000, when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $18,922,763, respectively. On December 15, 2005, principal and accrued interest of $2,065,000 and $27,580,538, respectively, were due. On December 15, 2005, the noteholder purchased the property in exchange for the principal and accrued interest outstanding on the purchase money note and assumption of the mortgage note, the flexible subsidy note and all related debt associated with the property. The sale of the property related to the Partnership's investment in Pilgrim Towers North resulted in gain from extinguishment of debt for financial statement purposes of $26,066,904 and in total gain of $29,674,645 for federal tax purposes in 2005. In April 2006, the Partnership received a cash distribution which is recorded as other income for financial statement purposes of $32,964 and other income of $32,964 for federal tax purposes in 2006.

                                 Thornwood House
                                 ---------------

     The  Partnership  defaulted  on its  purchase  money  note  secured  by its interest in Thornwood House Associates (Thornwood House) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,775,000 and $4,025,568, respectively. As of August 10, 2006, principal and accrued interest of $1,775,000 and $4,493,815, respectively, were due. The Partnership has agreed in principle to assign its interest to the noteholder in satisfaction of the nonrecourse note. However, there is no assurance that a transfer of the Partnership's interest in Thornwood House will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     Due to the impending transfer of the Partnerships interest in Thornwood House to the noteholder the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $596,438 and $660,102 at June 30, 2006 and December 31, 2005, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                   Valley View
                                   -----------

     The Partnership defaulted on its purchase money notes secured by its interest in Valley View Associates (Valley View) on September 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $920,000 and $1,788,829, respectively. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Valley View in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $37,315, was reclassified to investment in partnerships held in escrow. There had been no communication with the noteholders between 2000 and June 2004. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts. However, in June 2004, the Partnership was notified that the noteholders were seeking to implement the transfer of the Partnership's interest in Valley View to the noteholders. The Partnership's interest in Valley View was transferred to the noteholders March 18, 2005. The transfer of the Partnership's interest in Valley View resulted in gain from extinguishment of debt for financial statements purposes of $3,387,767 in 2005, and in total gain for federal tax purposes of $4,270,053 in 2005.

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes secured by its interest in Westport Associates (Westport Village) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of August 10, 2006, principal and accrued interest of $840,000 and $2,422,873, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow. However, there has been no response from the noteholders concerning implementing the settlement since 2000. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

b.   Property matters
     ----------------

                                 Chippewa County
                                 ---------------

     In February, 2006, the Chippewa County Housing Partnership (Chippewa County) entered into a contract to sell its property. The sale is scheduled to close in the third quarter of 2006. There is no assurance that a sale of the property will occur.

     Due to the impending sale of the property related to Chippewa County, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $499,456 and $511,467 at June 30, 2006 and December 31, 2005, respectively, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

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

                                 Riverview Manor
                                 ---------------

     In February, 2006, the Riverview Manor Co. Limited Partnership (Riverview Manor) entered into a contract to sell its property. The sale is scheduled to close in the third quarter of 2006. There is no assurance that a sale of the property will occur.

     Due to the impending sale of the property related to Riverview Manor, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $1,137,217 and $1,122,199 at June 30, 2006 and at December 31, 2005, respectively, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                Westport Village
                                ----------------

     The loan encumbering Westport Village is in default. The managing general partner of the Local Partnership was unable to reach an agreement with the Illinois Housing Development Authority (the "Lender") to a mortgage restructuring. Unless an agreement is reached with the Lender, it is possible that the Westport Village property could be lost through foreclosure.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the sixteen and eighteen Local Partnerships in which the Partnership was invested as of June 30, 2006 and 2005, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             For the three months ended
                                                                     June 30,
                                              ------------------------------------------------------------
                                                         2006                             2005
                                              --------------------------       ---------------------------
                                                Equity                           Equity
                                                Method        Suspended          Method         Suspended
                                              ----------      ----------       ----------       ----------
     Number of Local Partnerships                 7               9                 8               10
                                                  =               =                 =               ==
     Revenue:
       Rental                                 $1,883,637      $2,747,187       $3,318,881       $2,747,886
       Other                                      12,963         141,023           81,492          107,358
                                              ----------      ----------       ----------       ----------
         Total revenue                         1,896,600       2,888,210        3,400,373        2,855,244
                                              ----------      ----------       ----------       ----------
     Expenses:
       Operating                               1,585,713       2,009,299        1,604,347        1,908,066
       Interest                                  112,448         555,805          117,681          545,541
       Depreciation and amortization             309,134         575,287          390,419          566,931
                                              ----------      ----------       ----------       ----------
         Total expenses                        2,007,295       3,140,391        2,112,447        3,020,538
                                              ----------      ----------       ----------       ----------
     Net (loss) income                        $ (110,695)     $ (252,181)      $1,287,926       $ (165,294)
                                              ==========      ==========       ==========       ==========
     Cash distributions                       $   13,286      $  466,020       $   34,120       $  125,617
                                              ==========      ==========       ==========       ==========

     Cash distributions recorded
       as reduction of investments
       in partnerships                        $   13,286      $       --       $   34,120       $       --
                                              ==========      ==========       ==========       ==========

     Cash distributions recorded
       as income                              $       --      $  466,020       $       --       $  125,617

     Partnership's share of Local
       Partnership net (loss) income            (109,577)             --        1,273,461               --
                                              --------------------------       ---------------------------
     Share of income
       from partnerships                              $356,443                        $1,399,078
                                                      ========                        ==========

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                                For the six months ended
                                                                         June 30,
                                              ------------------------------------------------------------
                                                         2006                             2005
                                              --------------------------       ---------------------------
                                                Equity                           Equity
                                                Method        Suspended          Method         Suspended
                                              ----------      ----------       ----------       ----------
     Number of Local Partnerships                 7               9                 8               10
                                                  =               =                 =               ==
     Revenue:
       Rental                                 $3,803,794      $5,494,374       $5,594,066       $5,615,098
       Other                                     107,949         282,046          196,295          225,098
                                              ----------      ----------       ----------       ----------
         Total revenue                         3,911,743       5,776,420        5,790,361        5,840,196
                                              ----------      ----------       ----------       ----------
     Expenses:
       Operating                               3,137,525       4,018,598        3,483,269        3,912,422
       Interest                                  224,896       1,111,611          235,363        1,101,460
       Depreciation and amortization             618,268       1,150,574          780,838        1,160,595
                                              ----------      ----------       ----------       ----------
         Total expenses                        3,980,689       6,280,783        4,499,470        6,174,477
                                              ----------      ----------       ----------       ----------
     Net (loss) income                        $  (68,946)     $ (504,363)      $1,290,891       $ (334,281)
                                              ==========      ==========       ==========       ==========

     Cash distributions                       $   13,286      $  466,020       $   34,120       $  125,617
                                              ==========      ==========       ==========       ==========

     Cash distributions recorded
       as reduction of investments
       in partnerships                        $   13,286      $       --       $   34,120       $       --
                                              ==========      ==========       ==========       ==========

     Cash distributions recorded
       as income                              $       --      $  466,020       $       --       $  125,617

     Partnership's share of Local
       Partnership net (loss) income             (68,248)             --        1,233,521               --
                                              --------------------------       ---------------------------
     Share of income from
       partnerships                                     $397,772                       $1,359,138
                                                        ========                       ==========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of June 30, 2006 and 2005, the Partnership's share of cumulative losses to date for nine and ten of the sixteen and eighteen Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $11,060,261 and $10,016,408, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $46,934 and $99,999 for the three and six month periods ended June 30, 2006, respectively, and $58,813 and $112,887 for the three and six month periods ended June 30, 2005, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended June 30, 2006 and 2005, and $187,500 for each of the six month periods ended June 30, 2006 and 2005.

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

     Harborview Apartments Associates (Harborview) has a Section 8 HAP contract which expires May 31, 2007. The Section 8 HAP contract covers substantially all of the apartment units in Harborview. It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.

     Crescent Gardens Associates (Crescent Gardens) has a Section 8 HAP contract which expires July 8, 2007. The Section 8 HAP contract covers all of the apartment units in Crescent Gardens. It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.

     Asbury Tower Associates Limited Partnership (Asbury Tower) has a Section 8 HAP contract which expires January 1, 2007. The Section 8 HAP contract covers 41 percent of the apartment units in Asbury Tower. It is anticipated that the Local Partnership will extend its Section 8 HAP contract at its expiration.

     As of June 30, 2006, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $586,907.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $8,203,720 as of June 30, 2006, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 10, 2006, there were no material commitments

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money notes and related accrued interest, and for operating cash reserves.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $14,101,081 plus aggregate accrued interest of $59,809,719 as of June 30, 2006, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2005.


     Property                               Principal            Date          Disposition
     --------                              ----------        ------------      -----------
     Valley View                           $  920,000        March 2005        Transferred
     Crescent Gardens - First Note            434,000        June 2005         Transferred
     Pilgrim Tower North                    2,065,000        December 2005     Transferred



     The purchase money notes related to the following properties have matured and have not been paid or extended as of August 10, 2006.

                                                             Accrued Interest
                                                                  As of
     Property                               Principal         June 30, 2006      Maturity
     --------                              -----------       ---------------   -----------
     Crescent Gardens - Second Note        $  434,000          $ 1,607,787       07/31/99
     Westport Village                         840,000            2,410,285       09/01/99
     Pilgrim Tower East                     1,450,000 (1)        4,144,805       11/30/03
     Harborview                             3,000,000            7,946,460       08/01/04
     Cedar Point                            1,320,000            3,454,598       08/30/04
     Thornwood House                        1,775,000            4,467,728       08/30/04
     Jewish Federation                      1,350,000           12,486,698       10/31/04


     1) Remaining principal, after partial payment.

     The purchase money note secured by the Partnership's interest in Asbury Tower was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of June 30, 2006, principal and accrued interest due on the purchase money note were $3,432,081 and $20,753,705, respectively. The Local Managing General Partner is currently negotiating the sale of the property related to Asbury Tower to an affiliate. Proceeds from the sale will be used to pay off the purchase money note at a discount. The sale is scheduled to close in the third quarter of 2006. There is no assurance that the sale of the property will occur.

     The purchase money note related to Northridge Park matures in 2025. As of June 30, 2006, principal and accrued interest balances were $500,000 and $2,537,653, respectively.

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the sixteen Local Partnerships in which the Partnership is invested as of June 30, 2006, the eight Local Partnerships with associated purchase money notes which have matured, or which mature through June 30, 2007, and which remain unpaid or unextended as of August 10, 2006, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2006, existing cash resources and the receipt of distributions from Local Partnerships were adequate to support operating cash requirements. Cash and cash equivalents increased $208,369 during the six month period ended June 30, 2006, primarily due to the receipt of distributions from Local Partnerships.

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

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss for the three month period ended June 30, 2006, compared to net income during the corresponding period in 2005 primarily due to decreases in gain from extinguishment of debt related to the transfer of Crescent Gardens Associates (Crescent Gardens), and share of income from partnerships and increases in general and administrative expenses and professional fees, partially offset by an increase in interest and other revenue and decreases in interest expense and amortization of deferred costs. Share of income from partnerships decreased primarily due to the cessation of income related to a property sold in 2005. Interest revenue increased due to higher rates in 2006. Other revenue increased due to the receipt of a cash distribution related to Pilgrim Tower North Associates (Pilgrim Tower North). Interest expense decreased due to the transfer of Pilgrim Tower North in 2005.

     The Partnership recognized net loss for the six month period ended June 30, 2006, compared to net income during the corresponding period in 2005, primarily due to decreases in gain from extinguishment of debt, related to the transfers of Valley View Associates and Crescent Gardens, and share of income from partnerships and increases in general and administrative expenses and professional fees, partially offset by increases in interest and other revenue and decreases in interest expense and amortization of deferred costs, as discussed above.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2006 did not include losses of $282,441 and $564,881, respectively, compared to excluded losses of $257,061 and $473,415, for the three and six month periods ended June 30, 2005, respectively.

     No other significant changes in the Partnership's operations have taken place during the six month period ended June 30, 2006.

Part II.. FINANCIAL INFORMATION
Item 3. Controls and Procedures


     In July 2006, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the July 2006 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities


     See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.


Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2006, but not reported, whether or not otherwise required by this Form 10-QSB at June 30, 2006.

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




August 10, 2006                        by:  /s/ H. William Willoughby
---------------                             ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Accounting Officer