Form 10QSB
period 2006-09-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2006-11-14
CIK 740371

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

                For the quarterly period ended September 30, 2006


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

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006


                                                                          Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - September 30, 2006 and December 31, 2005.....................  1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three and nine months ended
             September 30, 2006 and 2005..................................  2

         Consolidated Statements of Cash Flows
           - for the nine months ended September 30, 2006 and 2005........  3

         Notes to Consolidated Financial Statements
           - September 30, 2006 and 2005..................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... 16

Item 3.  Controls and Procedures.......................................... 21


PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................. 21

Item 5.  Other Information................................................ 22

Item 6.  Exhibits......................................................... 22

Signature................................................................. 23

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                      September 30,     December 31,
                                                                                          2006             2005
                                                                                      -------------    -------------
                                                                                       (Unaudited)
Investments in partnerships .......................................................   $   2,270,305    $   2,311,722
Investment in partnerships held for sale or transfer ..............................       2,591,825        4,190,405
Investment in partnerships held in escrow .........................................          31,907          760,083
Cash and cash equivalents .........................................................      10,419,117        7,995,351
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $80,273 and $127,877, respectively ...........          66,764          113,319
Property purchase costs,
  net of accumulated amortization of $111,611 and $120,226, respectively ..........          84,951           99,299
Other assets ......................................................................          34,738            1,400
                                                                                      -------------    -------------

      Total assets ................................................................   $  15,499,607    $  15,471,579
                                                                                      =============    =============

                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  11,101,081    $  14,101,081
Accrued interest payable ..........................................................      53,030,569       57,269,747
Accounts payable and accrued expenses .............................................         165,518          175,260
                                                                                      -------------    -------------

      Total liabilities ...........................................................      64,297,168       71,546,088
                                                                                      -------------    -------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................     (16,887,870)     (16,887,870)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................     (97,850,297)    (105,127,245)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (48,797,561)     (56,074,509)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  15,499,607    $  15,471,579
                                                                                      =============    =============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                               For the three months ended        For the nine months ended
                                                      September 30,                    September 30,
                                             ------------------------------    ------------------------------
                                                  2006             2005             2006            2005
                                             -------------    -------------    -------------    -------------
Share of (loss) income from partnerships .   $    (125,802)   $     124,340    $     271,970    $   1,483,478
                                             -------------    -------------    -------------    -------------

Other revenue and  expenses:

  Revenue:
    Interest .............................         101,303           74,459          266,609          176,390
    Other ................................            --               --             32,964             --
    Gain from extinguishment of debt .....      10,485,130             --         10,485,130        4,736,646
                                             -------------    -------------    -------------    -------------

                                                10,586,433           74,459       10,784,703        4,913,036
                                             -------------    -------------    -------------    -------------

  Expenses:
    Interest .............................       1,266,892        2,069,257        3,806,864        6,253,224
    Management fee .......................          93,750           93,750          281,250          281,250
    General and administrative ...........          55,619           67,455          194,777          204,167
    Professional fees ....................          40,300           38,750          120,900          116,250
    Amortization of deferred costs .......           2,147            3,308            7,174           10,541
                                             -------------    -------------    -------------    -------------

                                                 1,458,708        2,272,520        4,410,965        6,865,432
                                             -------------    -------------    -------------    -------------

      Total other revenue and expenses ...       9,127,725       (2,198,061)       6,373,738       (1,952,396)
                                             -------------    -------------    -------------    -------------

Gain (loss) before gain on disposition
  of investment in partnerships ..........       9,001,923       (2,073,721)       6,645,708         (468,918)

Gain on disposition of investment
  in partnerships, net of disposition fees         631,240          936,785          631,240          936,785
                                             -------------    -------------    -------------    -------------

Net income (loss) ........................       9,633,163       (1,136,936)       7,276,948          467,867

Accumulated losses, beginning of period ..    (107,483,460)    (128,155,414)    (105,127,245)    (129,760,217)
                                             -------------    -------------    -------------    -------------

Accumulated losses, end of period ........   $ (97,850,297)   $(129,292,350)   $ (97,850,297)   $(129,292,350)
                                             =============    =============    =============    =============


Net income (loss) allocated
  to General Partners (1.51%) ............   $     145,461    $     (17,168)   $     109,882    $       7,065
                                             =============    =============    =============    =============

Net income (loss) allocated
  to Initial and Special
  Limited Partners (1.49%) ...............   $     143,534    $     (16,940)   $     108,427    $       6,971
                                             =============    =============    =============    =============

Net income (loss) allocated
  to Additional Limited Partners (97%) ...   $   9,344,168    $  (1,102,828)   $   7,058,639    $     453,831
                                             =============    =============    =============    =============

Net income (loss) per unit of
  Additional Limited Partner Interest,
    based on 73,337 units outstanding ....   $      127.41    $      (15.04)   $       96.25    $        6.19
                                             =============    =============    =============    =============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                         September 30,
                                                                                  ----------------------------
                                                                                      2006            2005
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $  7,276,948    $    467,867

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (271,970)     (1,483,478)
    Gain from extinguishment of debt ..........................................    (10,485,130)     (4,736,646)
    Gain on disposition of investment in partnership, net of disposition fee ..       (631,240)       (936,785)
    Amortization of deferred costs ............................................          7,174          10,541

    Changes in assets and liabilities:
      Increase in other assets ................................................        (33,338)           (559)
      Increase in accrued interest payable ....................................      3,806,864       6,253,224
      Decrease in accounts payable and accrued expenses .......................         (9,742)         (8,666)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (340,434)       (434,502)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        479,306         173,022
  Proceeds from disposition of investment in partnerships .....................      2,374,894       1,012,503
  Disposition fee paid to related party .......................................        (90,000)        (52,000)
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................      2,764,200       1,133,525
                                                                                  ------------    ------------

Net increase in cash and cash equivalents .....................................      2,423,766         699,023

Cash and cash equivalents, beginning of period ................................      7,995,351       9,135,499
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $ 10,419,117    $  9,834,522
                                                                                  ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of September 30, 2006, and the results of its operations for the three and nine month periods ended September 30, 2006 and 2005, and its cash flows for the nine month periods ended September 30, 2006 and 2005. The results of operations for the interim periods ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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


2.   NEW ACCOUNTING PRONOUNCEMENT

     In September  2006, the Securities and Exchange  Commission  ("SEC") issued
Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires quantification of errors using both a balance sheet approach and an income statement approach in the determination of materiality in relation to a misstatement. SAB No. 108 is effective the first fiscal year ending after November 15, 2006. Management believes SAB No. 108 will not have any impact on the Partnership.


3.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $11,101,081 plus aggregate accrued interest of $53,030,569 as of September 30, 2006, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2006 and 2005.


     Property                            Principal                Date             Disposition
     --------                           -----------           --------------       -----------
     Valley View                        $  920,000            March 2005           Transferred
     Crescent Gardens - First Note         434,000            September 2005       Transferred
     Pilgrim Tower North                 2,065,000            December 2005        Transferred
     Harborview                          3,000,000            September 2006       Transferred


     The purchase money notes related to the following properties have matured and have not been paid or extended as of November 14, 2006.

                                                             Accrued Interest
                                                                 As of
     Property                            Principal          September 30, 2006       Maturity
     --------                           -----------         ------------------     -----------
     Crescent Gardens - Second Note     $  434,000            $ 1,629,144            07/31/99
     Westport Village                      840,000              2,439,365            09/01/99
     Pilgrim Tower East                  1,450,000 (1)          4,199,631            11/30/03
     Cedar Point                         1,320,000              3,499,849            08/30/04
     Thornwood House                     1,775,000              4,527,993            08/30/04
     Jewish Federation                   1,350,000             12,862,873            10/31/04


     (1) Remaining principal, after partial payment.

     The purchase money note secured by the Partnership's interest in Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of September 30, 2006, principal and accrued interest due on the purchase money note were $3,432,081 and $21,274,452, respectively. The Local Managing General Partner is currently negotiating the sale of the property related to Asbury Tower to an affiliate. Proceeds from the sale will be used to pay off the purchase money note at a discount. There is no assurance that the sale of the property will occur.

     Due to the impending sale of the property related to Asbury Tower, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $53,727 at September 30, 2006, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

     The purchase money note related to Northridge Park matures in 2025. As of September 30, 2006, principal and accrued interest balances were $500,000 and $2,597,262, respectively.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the thirteen Local Partnerships in which the Partnership is invested as of September 30, 2006, the seven Local Partnerships with associated purchase money notes which have matured, or which mature through September 30, 2007, and which remain unpaid or unextended as of November 14, 2006, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                             Percentage of Total       Partnership's Share of
                            Distributions Received           Loss from
     For the Year Ending    from Local Partnerships      Local Partnerships
     -------------------    -----------------------    ----------------------

     December 31, 2005               0.0%                   $  (8,741)
     December 31, 2004               0.0%                   $(107,044)


     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2006 was $1,226,892 and $3,806,864, respectively, and $2,069,257 and $6,253,224 for the three and nine month periods ended September 30, 2005, respectively. The accrued interest payable on the purchase money notes of $53,030,569 and $57,269,747 as of September 30, 2006 and December 31, 2005, respectively, is due upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

                                   Cedar Point
                                   -----------

     The Partnership defaulted on its purchase money note secured by its interest in Southwest Development Company (Cedar Point) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $3,122,592, respectively. As of November 14, 2006, principal and accrued interest of $1,320,000 and $3,521,794, respectively, were due. The Partnership has agreed in principle to assign its interest in Cedar Point to the noteholders in satisfaction of the nonrecourse note. However, there is no assurance that a transfer of the Partnership's interest in Cedar Point will occur.

     Due to the impending transfer of the Partnership's interest in Cedar Point to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $1,906,277 and $1,856,905 at September 30, 2006 and December 31, 2005, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes secured by its interest in Crescent Gardens Associates (Crescent Gardens) on July 31, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extended the maturity date to July 31, 2004, subject to semi-annual interest payments, and reduced the interest rate of the First Crescent Note. The Partnership did not make the semi-annual interest payment due in January 2004. In June 2005, one-half of the Partnership's limited partner interest in the Local Partnership was transferred to a designee of its current noteholder in satisfaction of that note. The transfer of one-half of the Partnership's interest in Crescent Gardens resulted in gain from extinguishment of debt for financial statement purposes of $1,348,879 in 2005, and in total gain of $1,840,362 for federal tax purposes in 2005. The Partnership has been contacted by only one of the holders of the other note (Second Crescent Note) and thus cannot predict the course of action with regard to the Second Crescent Note. As of November 14, 2006, principal and accrued interest of $434,000 and $1,639,501, respectively, were due on the Second Crescent Note. Crescent Gardens completed mortgage restructuring under the Mark-to-Market program during 2003, and the associated loan restructuring requirements will likely inhibit the local managing general partner's ability to sell this property.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

                                 DeAngelis Manor
                                 ---------------

     On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of November 14, 2006, the note has not been canceled pending final receipt of accumulated cash from the property's previous operations and payment thereof to the purchase money noteholder. The final cancellation of the note will have no financial impact to the Partnership.

                              Harborview Apartments
                              ---------------------

     The Partnership defaulted on its purchase money notes secured by its interest in Harborview Apartments Associates (Harborview Apartments) on August 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $3,000,000 and $5,342,321, respectively. On October 31, 2000, the Partnership and noteholders agreed to extend the maturity date of the purchase money notes to August 1, 2004, and the Partnership placed an assignment of its interest in Harborview Apartments into escrow. On September 28, 2006, the Partnership's interest was transferred to the noteholders in satisfaction of the outstanding principal and interest balances. As of September 28, 2006, the principal and accrued interest balances were $3,000,000 and $8,046,042, respectively. The transfer of the Partnership's interest in Harborview Apartments resulted in gain from extinguishment of debt for financial statement purposes of $10,485,130 in 2006, and in total gain for federal tax purposes of approximately $11.3 million in 2006.

     The Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $728,176 at December 31, 2005, was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at that date.

                                Jewish Federation
                                -----------------

     The Partnership defaulted on its purchase money note secured by its interest in Jewish Federation Apartments Associates (Jewish Federation) on October 31, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,350,000 and $10,185,885, respectively. As of November 14, 2006, principal and accrued interest of $1,350,000 and $13,045,292, respectively, were due. In January 2006, the Partnership delivered an assignment of its interest in Jewish Federation to the noteholder in escrow in satisfaction of the nonrecourse note, pending HUD approval of the transfer. However, there is no assurance that a transfer of the Partnership's interest in Jewish Federation will occur.

     Due to the impending transfer of the Partnership's interest in Jewish Federation to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $31,907 at both September 30, 2006 and December 31, 2005, has been reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note secured by its interest in Pilgrim Tower East Associates (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of November 14, 2006, principal and accrued interest of $1,450,000 and $4,226,218, respectively, were due. The Partnership and the noteholder signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. The contract for the sale of the Partnership's interest expired in November 2003, however, the parties are currently negotiating an extension to provide for a closing in 2006. There is no assurance that a sale of the Partnership's interest in Pilgrim Tower East will occur.

     Due to the impending sale of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at both September 30, 2006 and December 31, 2005, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

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

                                 Thornwood House
                                 ---------------

     The  Partnership  defaulted  on its  purchase  money  note  secured  by its interest in Thornwood House Associates (Thornwood House) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,775,000 and $4,025,568, respectively. As of November 14, 2006, principal and accrued interest of $1,775,000 and $4,557,217, respectively, were due. The Partnership has agreed in principle to assign its interest to the noteholder in satisfaction of the nonrecourse note. However, there is no assurance that a transfer of the Partnership's interest in Thornwood House will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

     Due to the impending transfer of the Partnerships interest in Thornwood House to the noteholder the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $592,089 and $660,102 at September 30, 2006 and December 31, 2005, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

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

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes secured by its interest in Westport Associates (Westport Village) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of November 14, 2006, principal and accrued interest of $840,000 and $2,453,467, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow. However, there has been no response from the noteholders concerning implementing the settlement since 2000. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

b.   Property matters
     ----------------

                                 Chippewa County
                                 ---------------

     On September 25, 2006, the property related to Chippewa County Housing Partnership (Chippewa County) was sold. Gross cash proceeds received by the Partnership in September 2006 totaled $1,106,175. The sale resulted in gain on disposition of investments in partnerships of $556,745 for financial statement purposes in 2006 and approximately $1.8 million for federal income tax purposes in 2006. In accordance with the terms of the Partnership Agreement, in September 2006, the Managing General Partner was paid a disposition fee of $47,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships at September 30, 2006.

     The Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $511,467 at December 31, 2005, was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

                               Clearfield Hills II
                               -------------------

     On July 26, 2005, the Partnership's interest in Clearfield Hills II Ltd. Partnership (Clearfield Hills II) was sold. Gross cash proceeds received by the Partnership in July 2005 totaled $1, 012,503. The sale resulted in net gain on disposition of investment in partnerships of $936,785 for financial statement purposes and a total gain of $1,859,912 for federal income tax purposes in 2005. In accordance with the terms of the Partnership Agreement, in August 2005, the Managing General Partner was paid a disposition fee of $52,000 related to the sale. The fee was netted against the related gain on disposition of investments in partnerships.

                                 Riverview Manor
                                 ---------------

     On September 25, 2006, the property related to Riverview Manor Co. Limited Partnership (Riverview Manor) was sold. Gross cash proceeds received by the Partnership in September 2006 totaled $1,268,719. The sale resulted in gain on disposition of investments in partnerships of $74,495 for financial statements purposes in 2006 and approximately $1.5 million for federal income tax purposes in 2006. In accordance with the terms of the Partnership Agreement, in September 2006, the Managing General Partner was paid a disposition fee of $43,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships at September 30, 2006.

     The Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $1,122,199 at December 31, 2005, was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

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

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the thirteen and seventeen Local Partnerships in which the Partnership was invested as of September 30, 2006 and 2005, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  For the three months ended
                                                                         September 30,
                                              ---------------------------------------------------------------
                                                         2006                               2005
                                              -----------------------------      ----------------------------
                                                Equity                             Equity
                                                Method           Suspended         Method          Suspended
                                              ----------         ----------      ----------        ----------
     Number of Local Partnerships                  4                 9               8                 9
                                                   =                 =               =                 =

     Revenue:
       Rental                                 $  804,977         $2,747,187      $2,384,229        $2,733,424
       Other                                      44,609            141,023          90,005           109,102
                                              ----------         ----------      ----------        ----------

         Total revenue                           849,586          2,888,210       2,474,234         2,842,526
                                              ----------         ----------      ----------        ----------

     Expenses:
       Operating                                 743,351          2,009,299       1,840,527         1,924,062
       Interest                                   13,568            555,805         117,682           522,241
       Depreciation and amortization             165,252            575,287         390,419           559,098
                                              ----------         ----------      ----------        ----------

         Total expenses                          922,171          3,140,391       2,348,628         3,005,401
                                              ----------         ----------      ----------        ----------

     Net (loss) income                        $  (72,585)        $ (252,181)     $  125,606        $ (162,875)
                                              ==========         ==========      ==========        ==========

     Cash distributions                       $       --         $       --      $   13,286        $       --
                                              ==========         ==========      ==========        ==========

     Cash distributions recorded
       as reduction of investments
       in partnerships                        $       --         $       --      $   13,286        $       --
                                              ==========         ==========      ==========        ==========

     Partnership's share of Local
       Partnership net (loss) income            (125,802) (1)            --         124,340                --
                                              -----------------------------      ----------------------------

     Share of (loss) income
       from partnerships                              $(125,802)                         $124,340
                                                      =========                          ========

     (1) Includes Chippewa County and Riverview Manor sold in September 2006 and Harborview Apartments transferred in September 2006.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                                  For the nine months ended
                                                                        September 30,
                                              --------------------------------------------------------------
                                                         2006                               2005
                                              ----------------------------       ---------------------------
                                                Equity                             Equity
                                                Method           Suspended         Method          Suspended
                                              ----------         ---------       ----------        ---------
     Number of Local Partnerships                  4                 9               8                 9
                                                   =                 =               =                 =

     Revenue:
       Rental                                 $2,463,253         $8,241,561      $7,978,295        $8,133,851
       Other                                     130,709            423,069         286,300           329,356
                                              ----------         ----------      ----------        ----------

         Total revenue                         2,593,962          8,664,630       8,264,595         8,463,207
                                              ----------         ----------      ----------        ----------

     Expenses:
       Operating                               2,118,176          6,027,897       5,323,796         5,688,277
       Interest                                   40,705          1,667,416         353,045         1,566,724
       Depreciation and amortization             495,755          1,725,860       1,171,256         1,677,294
                                              ----------         ----------      ----------        ----------

         Total expenses                        2,654,636          9,421,173       6,848,097         8,932,295
                                              ----------         ----------      ----------        ----------

     Net (loss) income                        $  (60,674)        $ (756,543)     $1,416,498        $ (469,088)
                                              ==========         ==========      ==========        ==========

     Cash distributions                       $   13,286 (1)     $  466,020      $   47,404        $  125,618
                                              ==========         ==========      ==========        ==========

     Cash distributions recorded
       as reduction of investments
       in partnerships                        $   13,286 (1)     $       --      $   47,404        $       --
                                              ==========         ==========      ==========        ==========

     Cash distributions recorded
       as income                              $       --         $  466,020      $       --        $  125,618

     Partnership's share of Local
       Partnership net (loss) income            (194,050) (2)            --        1,402,192          (44,332)
                                              -----------------------------      ----------------------------

     Share of income from
       partnerships                                   $271,970                           $1,483,478
                                                      ========                           ==========

     (1)    Includes Riverview Manor sold in September 2006.

     (2) Includes Chippewa County and Riverview Manor sold in September 2006 and Harborview Apartments transferred in September 2006.


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of September 30, 2006 and 2005, the Partnership's share of cumulative losses to date for nine and nine of the thirteen and seventeen Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $11,306,951 and $10,039,572, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $44,826 and $144,825 for the three and nine month periods ended September 30, 2006, respectively, and $46,014 and $158,900 for the three and nine month periods ended September 30, 2005, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended September 30, 2006 and 2005, and $281,250 for each of the nine month periods ended September 30, 2006 and 2005.

     In accordance with the terms of the Partnership Agreement, the Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sale proceeds and making certain minimum distributions to limited partners. In August 2005, the Managing General Partner was paid a disposition fee of $52,000 related to the sale of Clearfield Hills II, which was netted against the related gain on disposition of investment in partnerships. In September 2006, the Managing General Partner was paid a disposition fee of $90,000, related to the sales of Chippewa County and Riverview Manor, which was netted against the related gains on disposition of investment in partnerships.


5.   CASH DISTRIBUTION

     On December 21, 2005, the Managing General Partner made a cash distribution of $27,218 to the General Partners and Initial and Special Limited Partners. The distribution consisted of cash resources accumulated from operations. On
December 27, 2005, the Managing General Partner made cash distributions of $1,833,425 ($25 per Unit) to holders of record as of December 1, 2005. The distributions consisted of proceeds received from the sale of the Partnership's interest in Clearfield Hills II and cash resources accumulated from operations and distributions from Local Partnerships. On November 10, 2006, the Managing General Partner made cash distributions of $2,273,447 ($31 per Unit) to holders of record as of November 1, 2006. The distributions consisted of proceeds received from the sale of the properties owned by Chippewa County and Riverview Terrace.

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

                          New Accounting Pronouncement
                          ----------------------------

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires quantification of errors using both a balance sheet approach and an income statement approach in the determination of materiality in relation to a misstatement. SAB No. 108 is effective the first fiscal year ending after November 15, 2006. Management believes SAB No. 108 will not have any impact on the Partnership.

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

     As of September 30, 2006, the carrying amount of the Partnership's investments in Local Partnerships with Section 8 HAP contracts expiring in the next 12 months was $0.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $10,419,117 as of September 30, 2006, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 14, 2006, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money notes and related accrued interest, and for operating cash reserves.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $11,101,081 plus aggregate accrued interest of $53,030,569 as of September 30, 2006, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2006 and 2005.



     Property                           Principal                Date             Disposition
     --------                          -----------           --------------       -----------
     Valley View                       $  920,000            March 2005           Transferred
     Crescent Gardens - First Note        434,000            September 2005       Transferred
     Pilgrim Tower North                2,065,000            December 2005        Transferred
     Harborview                         3,000,000            September 2006       Transferred


     The purchase money notes related to the following properties have matured and have not been paid or extended as of November 14, 2006.

                                                            Accrued Interest
                                                                 As of
     Property                           Principal          September 30, 2006          Maturity
     --------                          -----------         ------------------        -----------
     Crescent Gardens - Second Note    $  434,000            $ 1,629,144               07/31/99
     Westport Village                     840,000              2,439,365               09/01/99
     Pilgrim Tower East                 1,450,000 (1)          4,199,631               11/30/03
     Cedar Point                        1,320,000              3,499,849               08/30/04
     Thornwood House                    1,775,000              4,527,993               08/30/04
     Jewish Federation                  1,350,000             12,862,873               10/31/04


     (1) Remaining principal, after partial payment.

     The purchase money note secured by the Partnership's interest in Asbury Tower was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of September 30, 2006, principal and accrued interest due on the purchase money note were $3,432,081 and $21,274,452, respectively. The Local Managing General Partner is currently negotiating the sale of the property related to Asbury Tower to an affiliate. Proceeds from the sale will be used to pay off the purchase money note at a discount. There is no assurance that the sale of the property will occur.

     The purchase money note related to Northridge Park matures in 2025. As of September 30, 2006, principal and accrued interest balances were $500,000 and $2,597,262, respectively.

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 25.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the thirteen Local Partnerships in which the Partnership is invested as of September 30, 2006, the seven Local Partnerships with associated purchase money notes which have matured, or which mature through September 30, 2007, and which remain unpaid or unextended as of November 14, 2006, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                             Percentage of Total        Partnership's Share of
                            Distributions Received           Loss from
     For the Year Ended     from Local Partnerships       Local Partnerships
     ------------------     -----------------------     ----------------------

     December 31, 2005                0.0%                    $  (8,741)
     December 31, 2004                0.0%                    $(107,044)

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2006, the receipt of distributions from Local Partnerships was adequate to support operating cash requirements. Cash and cash equivalents increased $2,423,766 during the nine month period ended September 30, 2006, primarily due to proceeds received from the disposition of investment in partnerships.

     On December 21, 2005, the Managing General Partner made a cash distribution of $27,218 to the General Partners and Initial and Special Limited Partners. The distribution consisted of cash resources accumulated from operations. On
December 27, 2005, the Managing General Partner made cash distributions of $1,833,425 ($25 per Unit) to holders of record as of December 1, 2005. The distributions consisted of proceeds received from the sale of the Partnership's interest in Clearfield Hills II and cash resources accumulated from operations and distributions from Local Partnerships. On November 10, 2006, the Managing General Partner made cash distributions of $2,273,447 ($31 per Unit) to holders of record as of November 1, 2006. The distributions consisted of proceeds received from the sale of the properties owned by Chippewa County and Riverview Terrace.

                              Results of Operations
                              ---------------------

     The Partnership recognized net income for the three month period ended September 30, 2006, compared to net loss during the corresponding period in 2005, primarily due to increases in gain from extinguishment of debt, related to the transfer of the Partnership's interest in Harborview Apartments, and interest revenue and decreases in interest expense, general and administrative expenses and amortization of deferred costs, partially offset by decreases in share of income from partnerships and gain on disposition of investment in partnerships and an increase in professional fees. Interest revenue increased due to higher rates in 2006. Interest expense decreased due to a lower purchase money note balance. General and administrative expenses decreased primarily due to lower reimbursed payroll costs. Share of income from partnerships decreased primarily due to the cessation of income related to the property sold in 2005 and an increase in operating expenses at one property.

     The Partnership's net income for the nine month period ended September 30, 2006, increased from the corresponding period in 2005, primarily due to increases in gain from extinguishment of debt, related to the transfer of the Partnership's interest in Harborview Apartments, interest revenue and other revenue and decreases in interest expense, general and administrative expenses and amortization of deferred costs, partially offset by decreases in share of income from partnerships and gain on disposition of investment in partnerships and an increase in professional fees. Interest revenue increased due to higher rates in 2006. Other revenue increased due to the receipt of a cash distribution related to Pilgrim Tower North. Interest expense decreased due to a lower purchase money note balance. General and administrative fees decreased primarily due to lower reimbursed payroll costs. Share on income from partnerships decreased primarily due to the cessation of income related to a property sold in 2005. Professional fees increased due to higher audit costs.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2006 did not include losses of $282,439 and $847,320, respectively, compared to excluded losses of $227,285 and $700,700, for the three and nine month periods ended September 30, 2005, respectively.

     No other significant changes in the Partnership's operations have taken place during the nine month period ended September 30, 2006.


Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures


     In October 2006, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2006 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities

     See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.

Part II. OTHER INFORMATION
Item 5. Other Information


     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2006, but not reported, whether or not otherwise required by this Form 10-QSB at September 30, 2006.

     There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

     On December 21, 2005, the Managing General Partner made a cash distribution of $27,218 to the General Partners and Initial and Special Limited Partners. The distribution consisted of cash resources accumulated from operations. On
December 27, 2005, the Managing General Partner made cash distributions of $1,833,425 ($25 per Unit) to holders of record as of December 1, 2005. The distributions consisted of proceeds received from the sale of the Partnership's interest in Clearfield Hills II and cash resources accumulated from operations and distributions from Local Partnerships. On November 10, 2006, the Managing General Partner made cash distributions of $2,273,447 ($31 per Unit) to holders of record as of November 1, 2006. The distributions consisted of proceeds received from the sale of the properties owned by Chippewa County and Riverview Terrace.


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




November 14, 2006                      by:  /s/ H. William Willoughby
-----------------                           ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Accounting Officer