Form 10KSB
period 2006-12-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2007-04-12
CIK 740371

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

                   For the fiscal year ended December 31, 2006


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $1,763,469.

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

--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                        2006 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                                           Page

                                     PART I

Item 1.   Business......................................................... I-1
Item 2.   Properties....................................................... I-5
Item 3.   Legal Proceedings................................................ I-5
Item 4.   Submission of Matters to a Vote of Security Holders.............. I-5


                                     PART II

Item 5.   Market for the Registrant's Partnership Interests
            and Related Partnership Matters .............................. II-1
Item 6.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................... II-2
Item 7.   Financial Statements............................................ II-8
Item 8.   Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure........................ II-8
Item 8A.  Controls and Procedures......................................... II-8
Item 8B.    Other Information............................................. II-9


                                    PART III

Item 9.   Directors and Executive Officers of the Registrant.............. III-1
Item 10.  Executive Compensation.......................................... III-1
Item 11.  Security Ownership of Certain Beneficial Owners
            and Management................................................ III-2
Item 12.  Certain Relationships and Related Transactions.................. III-3
Item 13.  Exhibits........................................................ III-3
Item 14.  Principal Accountant Fees and Services.......................... III-4

Signatures................................................................ III-5

Report of Independent Registered Public Accounting Firm................... III-6

Financial Statements...................................................... III-7

                                     PART I
                                     ------


ITEM 1. BUSINESS
        --------

     Capital Realty Investors-IV Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983. On June 13, 1984, the Partnership commenced offering 75,000 units of additional limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Partnership closed the offering on August 31, 1984, at which time 73,500 units of additional limited partnership interest had become subscribed. As of December 31, 2006, 163 units of additional limited partner interest had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in 47 Local Partnerships. As of December 31, 2006, the Partnership retained investments in thirteen Local Partnerships. Each of these Local Partnerships owns either a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex. The original objectives of these investments, not necessarily in order of importance, were to:

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

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 44 (twelve remaining as of December 31,
2006)  Local  Partnerships.  As  a  limited  partner,  the  Partnership's  legal liability for obligations of the Local Partnerships is limited to its investment. In another three (one remaining as of December 31, 2006) Local Partnerships which are general partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships. In all cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the twelve Local Partnerships and one intermediary partnership. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

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

     The loan encumbering the property associated with the Partnership's investment in Westport Village is in default. The managing general partner of the Local Partnership was unable to reach an agreement with the Illinois Development Authority to a mortgage restructuring. As of December 31, 2006, Westport Village is in receivership and the Partnership has been informed that a foreclosure sale is being considered by the lender. The Partnership's basis in its investment in Westport Village is $0 at December 31, 2006. (Acquisition fees and purchase costs totaled $0 at December 31, 2006.) The Partnership's non-recourse purchase money notes and accrued interest thereon total $840,000 and $2,468,445, respectively, at December 31, 2006 relating to this property.
The Partnership is not anticipating any loss resulting from the change in ownership.

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2006, follows.


                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)


                                                                                                      Units
                              Mortgage                                                            Authorized for     Expiration
 Name and Location           Payable at         Financed and/or Insured             Number of       Low Income           of
of Apartment Complex        12/31/06 (2)        and/or Subsidized Under            Rental Units     Subsidies       HAP Contract
--------------------        ------------     -----------------------------         ------------   -------------     -------------
Asbury Tower                $ 5,172,983      New Jersey Housing and                     350             145          08/01/13 (3)
 Asbury Park, NJ                              Mortgage Finance Agency
                                              (NJHMFA)/236

Cedar Point                   1,665,033      Illinois Housing Development               160              --             --
 Springfield, IL                              Authority (IHDA)/236

Crescent Gardens              1,498,887      GMAC/Federal Housing                       100             100          07/08/07 (4)
 Wilson, NC                                   Administration (FHA)

Fairway Park Apts.            8,951,697      IHDA                                       210              42          12/31/09 (3)
 Naperville, IL

Hale Ohana                    1,429,708      USDA-Rural Development                      30              --             --
 Koloa, Kauai, HI                             (USDA-RD)/515

Jewish Federation             2,932,341      NJHMFA/236                                 145             145          11/28/18
 Cherry Hill, NJ

Madison Square                3,691,928      Michigan State Housing Devel-              133             133          01/29/15
 Grand Rapids, MI                             opment Authority

Mary Allen West Tower           880,000      City of Galesburg                          154             153          02/08/09
 Galesburg, IL

Northridge Park               5,618,789      California Housing Finance                 104              --             --
 Salinas, CA                                  Agency (CHFA)

Pilgrim Tower East            4,433,641      CHFA                                       158             157          10/17/19
 Pasadena, CA

Thornwood House               2,380,865      IHDA/236                                   183              --             --
 University Park, IL

Tradewinds Terrace              822,222      FHA/236                                    122              52          04/30/10 (3)
 Traverse City, MI

Westport Village              1,223,593      IHDA/236                                   121              --                --
  Freeport, IL
                            -----------                                               -----           -----
Totals (13 Properties)      $40,701,687                                               1,970             927
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


                                   (continued)

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------


                                      SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                       IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                                   HAS AN INVESTMENT(1) - Continued

                                                                                          Average Effective Annual
                                            Units Occupied As                                  Rental Per Unit
                                        Percentage of Total Units                            for the Years Ended
                                            As of December 31,                                   December 31,
 Name and Location                 ----------------------------------      ------------------------------------------------------
of Apartment Complex               2006   2005    2004    2003   2002        2006        2005        2004       2003      2002
--------------------               ----   ----    ----    ----   ----      -------     -------     -------    -------    -------
Asbury Tower                        89%   100%    100%    100%    95%      $ 7,067     $ 7,383     $ 7,555    $ 7,309    $ 6,944
 Asbury Park, NJ

Cedar Point                         89%    93%     95%     96%    98%        5,330       5,162       5,253      6,382      5,320
 Springfield, IL

Crescent Gardens                    95%    97%     98%     98%    98%        4,571       4,682       4,551      4,409      4,277
 Wilson, NC

Fairway Park Apt.                   95%    98%     95%     96%    92%       10,579      10,273       9,964      9,373      9,854
 Naperville, IL

Hale Ohana                          97%    98%     98%     90%    99%        8,958       9,088       9,068      8,066      7,939
 Koloa, Kauai, HI

Jewish Federation                   99%    99%     99%     99%    99%       10,257      10,100       9,844      9,653      9,587
 Cherry Hill, NJ

Madison Square                      89%    91%     94%     96%    97%        7,160       7,148       7,292      7,486      7,226
 Grand Rapids, MI

Mary Allen West Tower               86%    87%     94%     94%    99%        5,368       5,414       5,777      5,822      6,076
 Galesburg, IL

Northridge Park                     96%    97%     92%     93%    97%       11,836      11,062      11,441     10,942     11,863
 Salinas, CA

Pilgrim Tower East                  98%    97%     99%     99%    99%       10,022       9,506       9,366      9,091      9,003
 Pasadena, CA

Thornwood House                     91%    95%     95%     96%    96%        5,807       5,968       5,851      7,215      5,527
 University Park, IL

Tradewinds Terrace                  94%    95%     96%     97%    96%        5,547       5,352       5,338      5,327      5,617
 Traverse City, MI

Westport Village (5)                73 %   68%     77%     79%    80%        3,669       3,628       4,203      4,101      4,219
  Freeport, IL
                                   ---    ---     ---     ---    ---       -------     -------     -------    -------    -------
Totals (13 Properties) (6)          92%    93%     95%     95%    96%      $ 7,398     $ 7,290     $ 7,346    $ 7,321    $ 7,189
                                   ===    ===     ===     ===    ===       =======     =======     =======    =======    =======


     (1) All properties are multifamily housing complexes. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
     (2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2006.
     (3) The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.
     (4) It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.
     (5) Westport Village is in receivership. The Partnership has been informed that foreclosure is being considered by the lender.
     (6) The totals for the percentage of units occupied and the average annual rental per unit are based on a simple average.

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

     In September 2006, the property owned by Chippewa County was sold. See the notes to consolidated financial statements for additional information concerning the sale.

     In September 2006, the property owned by Riverview Manor was sold. See the notes to consolidated financial statements for additional information concerning the sale.

     In September 2006, the Partnership's interest in the Harborview Apartments was transferred to the purchase money noteholders. See the notes to consolidated financial statements for additional information concerning the sale.

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

     In December 2005, the property owned by Pilgrim Tower North was purchased by the noteholder. See the notes to consolidated financial statements for additional information concerning the purchase.


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

     No matters were submitted to a vote of security holders during the fourth quarter of 2006.

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

     (b) As of April 12, 2007, there were approximately 4,630 registered holders of Units in the Partnership.

     (c)  On  December  21,  2005,  the  Managing  General  Partner  made a cash distribution of $27,218 to the General Partners and Initial and Special Limited Partners. The distribution consisted of cash resources accumulated from operations. On December 27, 2005, the Managing General Partner made cash distributions of $1,833,425 ($25 per Unit) to holders of record as of December 1, 2005. The distributions consisted of proceeds received from the sale of the Partnership's interest in Clearfield Hills II and cash resources accumulated from operations and distributions from Local Partnerships. On November 10, 2006, the Managing General Partner made cash distributions of $2,273,447 ($31 per Unit) to holders of record as of November 1, 2006. The distributions consisted of proceeds received from the sale of the properties owned by Chippewa County and Riverview Manor.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in this annual report on Form 10-KSB at December 31, 2006. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for nine Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

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

     In September 2006, the Financial Accounts Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. Although SFAS No. 157 applies (amends) the provisions of existing FASB and AICPA pronouncements, it does not require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has determined that SFAS No. 157 will have no material impact to the Partnership.

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

     The U. S. Department of Housing and Urban Development (HUD) subsidies are provided principally under Section 8 and 236 of the National Housing Act. Under
Section 8, the government pays to the applicable apartment partnership the difference between market rental rates (determined in accordance with government procedures) and the rate the government deems residents can afford. Under
Section 236, the government provides interest subsidies directly to the applicable apartment partnership through a reduction in the property's mortgage interest rate. In turn, the partnership provides a corresponding reduction in resident rental rates. In compliance with the requirements of Section 8, and
Section 236, residents are screened for eligibility under HUD guidelines. Subsidies are provided under contracts between the federal government and the apartment partnerships that are renewed annually.

     Subsidy contracts for the investment apartment properties are scheduled to expire between 2007 and 2018. The Managing General Partner intends to seek the renewal of expiring subsidy contracts, when appropriate, for its properties. HUD has in the past approved new subsidy contracts on an annual basis. The HUD contract renewal process currently provides owners six options for renewing their section 8 contract depending upon whether the owner can meet the eligibility criteria. Historically, we have met the criteria necessary to renew our Section 8 contracts.

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

     As of December 31, 2006, the carrying amount of the Partnership's investment in the Local Partnership with a Section 8 HAP contract expiring in 2007 was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2006, the Partnership had approximately 4,670 investors who held a total of 73,337 units of additional limited partner interest which were originally sold for the aggregate amount of $73,337,000. The Partnership originally made investments in 47 Local Partnerships, of which thirteen remain as of December 31, 2006. The Partnership's liquidity, with unrestricted cash resources of $8,079,400 as of December 31, 2006, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of April 12, 2007, there were no material commitments for capital expenditures.

     During 2006 and 2005, the Partnership received distributions of $457,019 and $268,710, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $11,101,081, plus aggregate accrued interest of $54,197,877, as of December 31, 2006, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

     The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2006 and 2005.


      Property                         Principal          Date            Disposition
      --------                        -----------     -------------       -----------
      Valley View                     $  920,000      March 2005          Transferred
      Crescent Gardens - First Note      434,000      June 2005           Transferred
      Pilgrim Tower North              2,065,000      December 2005       Transferred
      Harborview                       3,000,000      September 2006      Transferred



     The purchase money notes related to the following properties have matured and have not been paid or extended as of April 12, 2007.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                                                                  Accrued Interest
                                                                      as of
         Property                             Principal          December 31, 2006        Maturity
         --------                            -----------         -----------------        --------
         Crescent Gardens - Second Note      $  434,000             $1,650,501            07/31/99
         Westport Village (1)                   840,000              2,468,445            09/01/99
         Pilgrim Tower East                   1,450,000 (2)          4,254,457            11/30/03
         Cedar Point                          1,320,000              3,545,101            08/30/04
         Thornwood House                      1,775,000              4,588,257            08/30/04
         Jewish Federation                    1,350,000             13,239,048            10/31/04


         (1) In receivership.
         (2) Remaining principal, after a partial payment.

     The purchase money note secured by the Partnership's interest in Asbury Tower was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of April 12, 2007, no such notice has been received. As of December 31, 2006, principal and accrued interest due on the purchase money note were $3,432,081 and $21,795,197, respectively. The Local Managing General Partner is currently negotiating the sale of the property related to Asbury Tower to an affiliate. Proceeds from the sale will be used to pay off the purchase money note at a discount. There is no assurance that the sale of the property will occur.

     Due to the impending sale of the property related to Asbury Tower, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $53,727 at December 31, 2006, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet.

     The purchase money note related to Northridge Park matures in 2025. As of December 31, 2006, principal and accrued interest balances were $500,000 and $2,656,871, respectively.

     As of December 31 2006, Westport Village is in receivership. The Partnership's non- recourse purchase money notes and accrued interest totaled $840,000 and $2,468,445, respectively at December 31, 2006. The Partnership is not anticipating any loss resulting from the change in ownership.

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

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to limited partners at a federal tax rate of up to 35.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate. Of the thirteen Local Partnerships in which the Partnership is invested as of December 31, 2006, the seven Local Partnerships with associated purchase money notes which have matured, or which mature through December 31, 2006, and which remain unpaid or unextended as of April 12, 2007, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                             Percentage of Total        Partnership's Share of
                            Distributions Received        Income (Loss) from
     For the Year Ending    from Local Partnerships       Local Partnerships
     -------------------    -----------------------     ----------------------

     December 31, 2006              1.6%                      $547,048
     December 31, 2005              0.0%                      $ (8,741)


     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2006, the receipt of distributions from Local Partnerships was adequate to support net cash used in operating cash requirements. Cash and cash equivalents increased $84,049 during 2006 primarily due to the receipt of distributions from Local Partnerships. For the years ended December 31, 2006 and December 31, 2005, distributions of $457,019 and $268,710, respectively were received from Local Partnerships. The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program with the resulting reduction in rental revenues.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     On December 21, 2005, the Managing General Partner made a cash distribution of $27,218 to the General Partners and Initial and Special Limited Partners. The distribution consisted of cash resources accumulated from operations. On
December 27, 2005, the Managing General Partner made cash distributions of $1,833,425 ($25 per Unit) to holders of record as of December 1, 2005. The distributions consisted of proceeds received from the sale of the Partnership's interest in Clearfield Hills II and cash resources accumulated from operations and distributions from Local Partnerships. On November 10, 2006, the Managing General Partner made cash distributions of $2,273,447 ($31 per Unit) to holders of record as of November 1, 2006. The distributions consisted of proceeds received from the sale of the properties owned by Chippewa County and Riverview Manor.

                              Results of Operations
                              ---------------------

2006 Versus 2005
----------------

     The Partnership's net income for the year ended December 31, 2006, decreased from 2005, primarily due to decreases in share of income from partnerships, gain from extinguishment of debt and gain on disposition of investment in partnerships and increases in general and administrative expenses, professional fees and amortization of deferred costs, partially offset by an increase in interest and other revenue and a decrease in interest expense. Share of income from partnerships decreased primarily due to the cessation of income related to a property sold in 2005, partially offset by higher other income at one property. General and administrative expenses increased primarily due to higher reporting costs. Professional fees increased due to increased audit costs. Amortization of deferred costs increased as the net acquisition fees and net property purchases costs of Westport Village were reduced to zero when the property was put into receivership. Interest revenue increased due to higher rates in 2006. Other revenue increased due to the receipt of a cash distribution related to Pilgrim Tower North. Interest expense decreased due to a lower purchase money note balance in 2006.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2006 and 2005, did not include losses of $1,187,011 and $1,135,149, respectively. Distributions of $461,733 and $209,172 received from four and three Local Partnerships during 2006 and 2005, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     The combined rental revenues for the Partnership's remaining thirteen properties for the five years ended December 31, 2006, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2006 and prior years.

                                     PART II
                                     -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------



                                                         For the years ended December 31,
                       ---------------------------------------------------------------------------------------------------
                          2006                  2005                  2004                  2003                  2002
                       -----------           -----------           -----------           -----------           -----------
Combined Rental
  Revenue              $14,537,779           $14,393,571           $14,491,622           $14,553,664           $14,110,608

Annual Percentage
  Increase                            1.0%                  (0.7%)               (0.4%)                 3.1%



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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In February 2007, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the February 2007 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the Partnership that must be included in the Partnership's periodic SEC filings, and particularly during the period in which this report is being prepared. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                     PART II
                                     -------


ITEM 8B. OTHER INFORMATION
         -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2006, but not reported, whether or not otherwise required by this Form 10-KSB at December 31, 2006.

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

William B. Dockser, 70, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 60, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at April 12, 2007.

                                                                   % of Total
           Name and Address               Amount and Nature        Units Issued
          of Beneficial Owner          of Beneficial Ownership   and Outstanding
          -------------------          -----------------------   ---------------

          Equity Resources                   17,521 Units             23.9%
            Investment, LLC
          44 Brattle Street
          Cambridge, MA 02138

          Peachtree Partners &                4,011 Units             5.5%
            Affiliates
          P. O. Box 47638
          Phoenix, AZ 85068

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of April 12, 2007, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

           Name and Address               Amount and Nature         % of Total
          of Beneficial Owner          of Beneficial Ownership     Units Issued
          --------------------         -----------------------     ------------

          William B. Dockser                    None                    0.0%
          H. William Willoughby                 None                    0.0%
          All Directors and Officers
            as a Group (2 persons)              None                    0.0%

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2006 and 2005, the Partnership retained Grant Thornton LLP to provide services as follows.


                                     Year Ended December 31,
                                   ---------------------------
                                     2006               2005
                                   --------           --------

         Audit fees                $139,994           $134,676
         Audit-related fees              --                 --
         Tax fees (1)                30,450             28,170
         All other fees                  --                 --
                                   --------           --------
             Total billed          $170,444           $162,846
                                   ========           ========

     (1)  Preparation of Partnership federal and state tax returns.


     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2006 and 2005, which services it was determined did not compromise Grant Thornton LLP's independence.

                                      III-4

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP (Registrant)

                        by:  C.R.I., Inc.
                             ---------------------------------------------------
                             Managing General Partner



April 12, 2007               by:  /s/ William B. Dockser
--------------                    ----------------------------------------------
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


April 12, 2007                by:  /s/ H. William Willoughby
--------------                     ---------------------------------------------
DATE                               H. William Willoughby,
                                   Director, President, Secretary,
                                     Principal Financial Officer and
                                     Principal Accounting Officer


                                      III-5

Report of Independent Registered Public Accounting Firm



The Partners
Capital Realty Investors-IV Limited Partnership.

We have audited the accompanying consolidated balance sheets of Capital Realty Investors-IV Limited Partnership (a Maryland limited partnership) and subsidiaries (the Partnership) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $539,623 and $1,266,800 of income in 2006 and 2005, respectively, included in the Partnership's 2006 and 2005 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-IV Limited Partnership, as of December 31, 2006 and 2005, and the consolidated results of their operations, changes in partners' deficit and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                Grant Thornton LLP

McLean, Virginia
April 12, 2007



                                      III-6

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                          For the years ended
                                                                                              December 31,
                                                                                      ------------------------------
                                                                                          2006             2005
                                                                                      -------------    -------------
Investments in partnerships .......................................................   $   2,434,786    $   2,311,722
Investment in partnerships held for sale or transfer ..............................       3,181,996        4,190,405
Investment in partnerships held in escrow .........................................            --            760,083
Cash and cash equivalents .........................................................       8,079,400        7,995,351
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $69,455 and $127,877, respectively ...........          56,555          113,319
Property purchase costs,
  net of accumulated amortization of $80,249 and $120,226, respectively ...........          57,934           99,299
Sale proceeds receivable ..........................................................          27,235             --
Other assets ......................................................................          35,309            1,400
                                                                                      -------------    -------------

      Total assets ................................................................   $  13,873,215    $  15,471,579
                                                                                      =============    =============


                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  11,101,081    $  14,101,081
Accrued interest payable ..........................................................      54,197,877       57,269,747
Accounts payable and accrued expenses .............................................         189,474          175,260
                                                                                      -------------    -------------

      Total liabilities ...........................................................      65,488,432       71,546,088
                                                                                      -------------    -------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................           2,000            2,000
    Limited Partners ..............................................................      73,501,500       73,501,500
                                                                                      -------------    -------------

                                                                                         73,503,500       73,503,500

  Less:
    Accumulated distributions to partners .........................................     (19,161,317)     (16,887,870)
    Offering costs ................................................................      (7,562,894)      (7,562,894)
    Accumulated losses ............................................................     (98,394,506)    (105,127,245)
                                                                                      -------------    -------------

      Total partners' deficit .....................................................     (51,615,217)     (56,074,509)
                                                                                      -------------    -------------

      Total liabilities and partners' deficit .....................................   $  13,873,215    $  15,471,579
                                                                                      =============    =============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-7

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the years ended
                                                                               December 31,
                                                                       -------------------------
                                                                           2006         2005
                                                                       -----------   -----------
Share of income from partnerships ..................................   $ 1,346,610   $ 1,596,955
                                                                       -----------   -----------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ...............................    10,169,272    30,803,551
    Interest and other .............................................       416,859       264,447
                                                                       -----------   -----------

                                                                        10,586,131    31,067,998

  Expenses:
    Interest .......................................................     4,974,172     8,167,204
    Management fee .................................................       375,000       375,000
    General and administrative .....................................       262,372       249,748
    Professional fees ..............................................       170,444       162,965
    Amortization of deferred costs .................................        44,400        13,849
                                                                       -----------   -----------

                                                                         5,826,388     8,968,766
                                                                       -----------   -----------

      Total other revenue and expenses .............................     4,759,743    22,099,232
                                                                       -----------   -----------


Income before gain on disposition
  of investment in partnership .....................................     6,106,353    23,696,187
                                                                       -----------   -----------

Gain on disposition of investment in partnerships,
  net of disposition fees ..........................................       626,386       936,785
                                                                       -----------   -----------

Net income .........................................................   $ 6,732,739   $24,632,972
                                                                       ===========   ===========


Net income allocated to General Partners (1.51%) ...................   $   101,664   $   371,958
                                                                       ===========   ===========

Net income allocated to Initial and Special Limited Partners (1.49%)   $   100,318   $   367,031
                                                                       ===========   ===========

Net income allocated to Additional Limited Partners (97%) ..........   $ 6,530,757   $23,893,983
                                                                       ===========   ===========

Net income per unit of Additional Limited Partner Interest,
  based on 73,337 units outstanding, respectively ..................   $     89.05   $    325.81
                                                                       ===========   ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-8

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                                   Initial and
                                                                     Special          Additional
                                                   General           Limited           Limited
                                                   Partners          Partners          Partners            Total
                                                  -----------      -----------       -------------     -------------
Partners' deficit, January 1, 2005                $(1,989,845)     $(1,971,412)      $(74,885,581)     $(78,846,838)

  Net income                                          371,958          367,031         23,893,983        24,632,972

  Distribution of $25.00 per unit
    of Additional Limited Partner Interest                 --               --         (1,833,425)       (1,833,425)

  Distribution to General Partners
    and Initial and Special Limited Partners          (13,700)          (13,518)               --           (27,218)
                                                  -----------      ------------      ------------      ------------


Partners' deficit, December 31, 2005               (1,631,587)      (1,617,899)       (52,825,023)      (56,074,509)

  Net income                                          101,664          100,318          6,530,757         6,732,739

  Distribution of $31.00 per unit
    of Additional Limited Partner Interest                 --               --         (2,273,447)       (2,273,447)
                                                  -----------      -----------       ------------      ------------

Partners' deficit, December 31, 2006              $(1,529,923)     $(1,517,581)      $(48,567,713)     $(51,615,217)
                                                  ===========      ===========       ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-9

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the years ended
                                                                                          December 31,
                                                                                  ----------------------------
                                                                                      2006            2005
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $  6,732,739    $ 24,632,972

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................     (1,346,610)     (1,596,955)
    Gain from extinguishment of debt ..........................................    (10,169,272)    (30,803,551)
    Gain on disposition of investment in partnerships,
      net of disposition fees .................................................       (626,386)       (936,785)
    Amortization of deferred costs ............................................         44,400          13,849

    Changes in assets and liabilities:
      Increase in other assets ................................................        (33,909)         (1,059)
      Increase in accrued interest payable ....................................      4,974,172       8,167,204
      Increase in accounts payable and accrued expenses .......................         14,214          15,607
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (410,652)       (508,718)
                                                                                  ------------    ------------


Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        475,019         268,710
  Proceeds from disposition of investment in partnership ......................      2,383,129       1,012,503
  Disposition fee paid to related party .......................................        (90,000)        (52,000)
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................      2,768,148       1,229,213
                                                                                  ------------    ------------


Cash flows from financing activities:
  Distribution to Additional Limited Partners .................................     (2,273,447)     (1,833,425)
  Distribution to General Partners and Initial and
    Special Limited Partners ..................................................           --           (27,218)
                                                                                  ------------    ------------

        Net cash used in financing activities .................................     (2,273,447)     (1,860,643)
                                                                                  ------------    ------------


Net increase (decrease) in cash and cash equivalents ..........................         84,049      (1,140,148)

Cash and cash equivalents, beginning of year ..................................      7,995,351       9,135,499
                                                                                  ------------    ------------

Cash and cash equivalents, end of year ........................................   $  8,079,400    $  7,995,351
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

          The Partnership sold 73,500 units at $1,000 per unit of additional limited partner interest through a public offering. The offering period was terminated on August 31, 1984. As of December 31, 2006, 163 units of additional limited partner interest had been abandoned.

     b.   Method of accounting
          --------------------

          The consolidated financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Principles of consolidation
          ---------------------------

          These consolidated financial statements include the accounts of two intermediary limited partnerships which have invested in two Local Partnerships which own and operate government-assisted or conventionally financed apartment properties. All activity between one intermediary
     limited   partnership   and  the   Partnership   has  been   eliminated  in
     consolidation.

     d.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships or intermediary partnership. Under this method, the carrying amount of the investments in Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2006 and 2005, the Partnership's share of cumulative losses of nine of the Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $11,603,863 and $10,566,875, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements. Distributions of $461,733 and $209,172, received from four and


                                     III-11

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     three Local Partnerships during 2006 and 2005, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

     e.   Investment in partnerships held for sale or transfer
          ----------------------------------------------------

          Pilgrim Tower East Associates (Pilgrim Tower East) is under contract to be sold as of December 31, 2001, as further discussed in Note 2.a. Accordingly, the Partnership's investment in the Local Partnership remains classified as investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets at December 31, 2006 and 2005. The Partnership agreed in principle to assign its interests in Southwest
     Development Co. (Cedar Point) and Thornwood House Associates (Thornwood House) to the noteholders. Accordingly, the Partnership's investment in the Local Partnerships of Cedar Point and Thornwood House have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2006 and 2005.
     Notwithstanding the foregoing, the Partnership has received no communications from the noteholders for over two years, so there can be no assurance that the transfer of interests will take place. The Partnership had entered into contracts to sell the properties related to Chippewa County Housing Partnership (Chippewa County) and Riverview Manor Co. Ltd. Partnership (Riverview Manor); accordingly the Partnership's investment in those Local Partnerships was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2005. In September 2006, the properties owned by Chippewa County and Riverview Manor were sold. The Local Managing General Partner is currently negotiating the sale of Asbury Tower Associates Limited Partnership (Asbury Towers). Accordingly, the Partnership's investment in the Local Partnership was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2006. The Partnership's investment in the Local Partnership of Jewish Federation was reclassified from investment in partnerships held for sale or transfer to investment in partnerships held in escrow in the accompanying consolidated balance sheet at December 31, 2005. In 2006 the Partnership's investment in the Local Partnership of Jewish Federation was reclassified to investment in partnerships held for sale or transfer, as further discussed in Note 2.a. As Westport Associates (Westport Village) is in receivership, as further discussed in Note 2.a., the Partnership's investment in the Local Partnership was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2006. The Partnership's basis in its investment in Westport Village is $0 at December 31, 2006. Assets held for sale or transfer are not recorded in excess of their net realizable value.


                                     III-12

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     f.   Investment in partnerships held in escrow
          -----------------------------------------

          During 2000, documents transferring the Partnership's interest in Harborview Apartments Associates (Harborview Apartments) were placed in escrow, as further discussed in Note 2.a. Accordingly, the Partnership's investment in the Local Partnership remained classified as investment in partnerships held in escrow in the accompanying consolidated balance sheets at December 31, 2005. In September 2006, the Partnership's interest in Harborview Apartments was transferred to the noteholders. Assets held in escrow are not recorded in excess of their net realizable value.

     g.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of all money market funds, time and demand deposits and repurchase agreements with original maturities of three months or less. Interest income is recognized as earned.

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

          In September 2006, the Financial Accounts Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. Although SFAS No. 157 applies (amends) the provisions of existing FASB and AICPA pronouncements, it does not require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has determined that SFAS No. 157 will have no material impact to the Partnership.

     m.   Allocation of net income (loss)
          -------------------------------

                  Net income (loss) is allocated based on respective partnership interest or units outstanding. The Partnership has no dilutive interests.


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2006 and 2005, the Partnership held limited partner interests in thirteen and sixteen Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties. The remaining amounts due on investments in the Local Partnerships follow.

                                                          December 31,
                                                 -----------------------------
                                                     2006              2005
                                                 -----------       -----------

           Purchase money notes due in:
             1999                                $ 1,274,000       $ 1,274,000
             2003                                  1,450,000         1,450,000
             2004                                  7,877,081        10,877,081
             2025                                    500,000           500,000
                                                 -----------       -----------

                Subtotal                          11,101,081        14,101,081
                                                 -----------       -----------

           Accrued interest payable               54,197,877        57,269,747
                                                 -----------       -----------

                Total                            $65,298,958       $71,370,828
                                                 ===========       ===========

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

          The collateral that secured the purchase money notes related to the following properties was transferred to the noteholders during 2006 and 2005.


      Property                          Principal              Date             Disposition
      --------                         -----------         --------------       -----------
      Valley View                      $  920,000          March 2005           Transferred
      Crescent Gardens - First Note       434,000          June 2005            Transferred
      Pilgrim Tower North               2,065,000          December 2005        Transferred
      Harborview                        3,000,000          September 2006       Transferred



          The purchase money notes related to the following properties have matured and have not been paid or extended as of April 12, 2007.

                                                           Accrued Interest
                                                                 as of
     Property                           Principal          December 31, 2006    Maturity
     --------                          -----------         -----------------    --------
     Crescent Gardens - Second Note    $  434,000             $1,650,501        07/31/99
     Westport Village (1)                 840,000              2,468,445        09/01/99
     Pilgrim Tower East                 1,450,000 (2)          4,254,457        11/30/03
     Cedar Point                        1,320,000              3,545,101        08/30/04
     Thornwood House                    1,775,000              4,588,257        08/30/04
     Jewish Federation                  1,350,000             13,239,048        10/31/04

     (1) In receivership.
     (2) Remaining principal, after a partial payment.

          The purchase money note secured by the Partnership's interest in Asbury Tower was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of April 12, 2007, no such notice has been received. As of December 31, 2006, principal and accrued interest due on the purchase money note were $3,432,081 and $21,795,197, respectively. The Local Managing General Partner is currently negotiating the sale of the property related to Asbury Tower to an affiliate. Proceeds from the sale will be used to pay off the purchase money note at a discount. There is no assurance that the sale of the property will occur.

          Due to the impending sale of the property owned by Asbury Tower, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $53,727 at December 31, 2006, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

          The remaining purchase money note related to Northridge Park matures in 2025. As of December 31, 2006, principal and accrued interest balances were $500,000 and $2,656,871, respectively.

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

          The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to limited partners at a federal tax rate of up to 35.0%, as it will reflect recapture of depreciation deductions claimed in prior years. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate. Of the thirteen Local Partnerships in which the Partnership is invested as of December 31, 2006, the seven Local Partnerships with associated purchase money notes which have matured and are in default, and which remain unpaid or unextended as of April 12, 2007, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                              Percentage of Total        Partnership's Share of
                             Distributions Received        Income (loss) from
     For the Year Ending     from Local Partnerships       Local Partnerships
     -------------------     -----------------------     ----------------------

     December 31, 2006               1.6%                      $547,048
     December 31, 2005               0.0%                      $ (8,741)


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

                                     III-16

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2006 and 2005, was $4,974,172 and $8,167,204,
     respectively. The accrued interest payable on the purchase money notes of $54,197,877 and $57,269,747 as of December 31, 2006 and 2005, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                   Cedar Point
                                   -----------

          The Partnership defaulted on its purchase money note secured by its interest in Southwest Development Company (Cedar Point) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $3,122,592, respectively. As of April 12, 2007, principal and accrued interest of $1,320,000 and $3,595,683, respectively, were due. The Partnership has agreed in principle to assign its interest in Cedar Point to the noteholders in satisfaction of the nonrecourse note. The noteholders are working to obtain regulatory consent to admit new partners. There is no assurance that a transfer of the Partnership's interest in Cedar Point will occur.

          Due to the potential transfer of the Partnership's interest in Cedar Point to the noteholders, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $2,474,963 and $1,906,277 at December 31, 2006 and December 31, 2005, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                Crescent Gardens

          The Partnership defaulted on its two purchase money notes secured by its interest in Crescent Gardens Associates (Crescent Gardens) on July 31, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent
     Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extended the maturity date to July 31, 2004, subject to semi-annual interest payments, and reduced the interest rate of the First Crescent Note. The Partnership did not make the semi-annual interest payment due in January 2004. In June 2005, one-half of the Partnership's limited partner interest in the Local Partnership was transferred to a designee of its current noteholder in satisfaction of that note. The transfer of one-half of the Partnership's interest in Crescent Gardens resulted in gain from extinguishment of debt for financial statement purposes of $1,348,879 in 2005, and in total gain of $1,840,362 for federal tax purposes in 2005. The Partnership is currently negotiating the sale of the remaining interest, subject to the security agreement, in favor of the noteholders. As of April 12, 2007, principal and accrued interest of $434,000 and $1,674,374, respectively, were due on the Second Crescent Note. Crescent Gardens completed mortgage restructuring under the Mark-to-Market program during 2003, and the associated loan restructuring requirements will likely inhibit the local managing general partner's ability to sell this property.

                                     III-17

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                                 DeAngelis Manor
                                 ---------------

          On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of April 12, 2007, the note has not been canceled pending final receipt of accumulated cash from the property's previous operations and payment thereof to the purchase money noteholder. The final cancellation of the note will have no financial impact to the Partnership.

                              Harborview Apartments
                              ---------------------

          The Partnership defaulted on its purchase money notes secured by its interest in Harborview Apartments Associates (Harborview Apartments) on August 1, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $3,000,000 and $5,342,321, respectively. On October 31, 2000, the Partnership and noteholders agreed to extend the maturity date of the purchase money notes to August 1, 2004, and the Partnership placed an assignment of its interest in Harborview Apartments into escrow. On September 28, 2006, the Partnership's interest was transferred to the noteholders in satisfaction of the outstanding principal and interest balances. As of September 28, 2006, the principal and accrued interest balances were $3,000,000 and $8,046,042, respectively. The transfer of the Partnership's interest in Harborview Apartments resulted in gain from extinguishment of debt for financial statement purposes of $10,169,272 in 2006, and in total gain for federal tax purposes of $11,695,639.

          The Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $728,176 at December 31, 2005, was reclassified to investment in partnerships held in escrow in the accompanying consolidated balance sheet at that date.

                                Jewish Federation
                                -----------------

          The Partnership defaulted on its purchase money note secured by its interest in Jewish Federation Apartments Associates (Jewish Federation) on October 31, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,350,000 and $10,185,885, respectively. As of April 12, 2007, principal and accrued interest of $1,350,000 and $13,707,896, respectively, were due. In January 2006, the Partnership delivered an assignment of its interest in Jewish Federation to the noteholder in escrow in satisfaction of the nonrecourse note, pending regulatory authority approval of the transfer. However, there is no assurance that a transfer of the Partnership's interest in Jewish Federation will occur. Recently, the Partnership was advised that the noteholders desire to re-structure the transaction as a sale of the property to a non-profit affiliate of the noteholders, with the Partnership's share of the sale proceeds to be applied to pay off the purchase money note at a discount. This sale is expected to take place in March, 2007.

          Due to the impending sale of the Partnership's interest in Jewish Federation to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $31,907 at both December 31, 2006 and December 31, 2005, was reclassified to investment in partnerships held in escrow at December 31, 2005 and to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2006.


                                     III-18

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

                               Pilgrim Tower East
                               ------------------

          The Partnership defaulted on its purchase money note secured by its interest in Pilgrim Tower East Associates (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of April 12, 2007, principal and accrued interest of $1,450,000 and $4,315,742, respectively, were due. The Partnership and the noteholders signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. The noteholders failed to obtain required regulatory consent to the sale within the required time frame and the contract for the sale of the Partnership's interest expired in November 2003.Under the terms of the note and the Assignment and Security Agreement, the noteholders have the right to enforce its security interests in the local partnership subject to approval by CHFA and all other government agencies with jurisdiction over the property. The Partnership has been informed by the noteholders that they are working to obtain regulatory consent to the transfer of the Partnership's interest. There is no assurance that a transfer of the Partnership's interest in Pilgrim Tower East will occur.

          Due to the impending transfer of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at both December 31, 2006 and December 31, 2005, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                               Pilgrim Tower North
                               -------------------

          The Partnership defaulted on its purchase money note secured by its interest in Pilgrim Tower North Associates (Pilgrim Tower North) on April 30, 2000, when the note matured and was not paid. The default amount included principal and accrued interest of $2,165,000 and $18,922,763, respectively. On December 15, 2005, principal and accrued interest of $2,065,000 and $27,580,538, respectively, were due. On December 15, 2005, the noteholder purchased the property in exchange for the principal and accrued interest outstanding on the purchase money note and assumption of the mortgage note, the flexible subsidy note and all related debt associated with the property. The sale of the property related to the Partnership's investment in Pilgrim Towers North resulted in gain from extinguishment of debt for financial statement purposes of $26,066,904 and in total gain of $31,209,805 for federal tax purposes in 2005. In April 2006, the Partnership received a cash distribution which is recorded as other income for financial statement purposes of $32,964 and other income of $32,964 for federal tax purposes.

                                 Thornwood House
                                 ---------------

          The Partnership defaulted on its purchase money note secured by its interest in Thornwood House Associates (Thornwood House) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,775,000 and $4,025,568, respectively. As of April 12, 2007, principal and accrued interest of $1,775,000 and $4,655,621, respectively, were due. The Partnership has agreed in principle to assign its interest to the noteholder in satisfaction of the nonrecourse note. The noteholder is working to obtain regulatory consent to admit new partners. There is no assurance that a transfer of the Partnership's interest in Thornwood House will occur.

                                     III-19

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          Due to the potential transfer of the Partnership's interest in Thornwood House to the noteholders, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $581,667 and $660,102 at December 31, 2006 and December 31, 2005, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

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

                                Westport Village
                                ----------------

          The Partnership defaulted on its purchase money notes secured by its interest in Westport Village on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of April 12, 2007, principal and accrued interest of $840,000 and $2,500,951, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow. However, there has been no response from the noteholders concerning implementing the settlement since 2000. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts. The loan encumbering the property associated with the Partnership's investment in Westport Village is in default. The managing general partner of the Local Partnership was unable to reach an agreement with the Illinois Development Authority to a mortgage restructuring. As of December 31, 2006, Westport Village is in receivership and the Partnership has been informed

                                     III-20

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     that  a  foreclosure   sale  is  being   considered  by  the  lender.   The
     Partnership's non-recourse purchase money notes and accrued interest thereon total $840,000 and $2,468,445, respectively, at December 31, 2006 relating to this property. The Partnership is not anticipating any loss resulting from the change in ownership.

          As Westport Village is in receivership, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchased costs, which totaled $0 at December 31, 2006, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

     b.   Interests  in  profits,  losses and cash  distributions  made by Local
          ----------------------------------------------------------------------
            Partnerships
            ------------

          The Partnership has an 49.50% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the "Agencies") of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invested in the Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2006 and 2005, the Partnership received cash distributions from rental operations of the Local Partnerships totaling $457,019 and $268,710, respectively. As of December 31, 2006 and 2005, six and ten of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $1,169,393 and $701,156, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

                                     III-21

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     c.   Completed sales
          ---------------

                                 Chippewa County
                                 ---------------

          On September 25, 2006, the property owned by Chippewa County Housing Partnership (Chippewa County) was sold. Gross cash proceeds received by the Partnership in 2006 totaled $1,110,630. The sale resulted in gain on disposition of investments in partnerships of $570,373 for financial statement purposes in 2006 and gain of $840,220 for federal income tax purposes. In accordance with the terms of the Partnership Agreement, in September 2006, the Managing General Partner was paid a disposition fee of $47,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships at September 30, 2006. The Partnership accrued $27,235, which is included in gain on disposition of investment in partnerships in 2006, for additional proceeds received in January 2007.

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

                                 Riverview Manor
                                 ---------------

          On September 25, 2006, the property owned by Riverview Manor Co. Limited Partnership (Riverview Manor) was sold. Gross cash proceeds received by the Partnership in 2006 totaled $1,272,499. The sale resulted in gain on disposition of investments in partnerships of $56,013 for financial statements purposes in 2006 and gain of $389,586 for federal income tax purposes. In accordance with the terms of the Partnership Agreement, in September 2006, the Managing General Partner was paid a disposition fee of $43,000 related to the sale. The fee was netted against the related gain on disposition of investment in partnerships at September 30, 2006.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

     d.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the thirteen Local Partnerships in which the Partnership is invested as of December 31, 2006, follow. The information is presented separately for four Local Partnerships which have investment basis (equity method), and for nine Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                              COMBINED BALANCE SHEETS
                                                 December 31, 2006

                                                               Equity
                                                               Method          Suspended            Total
                                                            ------------      ------------       ------------
          Number of Local Partnerships                           4                 9 (1)              13
                                                                 =                 =                  ==

          Rental property, at cost, net of
            accumulated depreciation of
            $13,610,138, $49,692,465, and
            $63,302,603, respectively                       $  7,005,480      $ 18,871,925       $ 25,877,405
          Land                                                   886,543         3,908,884          4,795,427
          Other assets                                         3,821,665         8,091,721         11,913,386
                                                            ------------      ------------       ------------

              Total assets                                  $ 11,713,688      $ 30,872,530       $ 42,586,218
                                                            ============      ============       ============


          Mortgage notes payable                            $  5,748,120      $ 34,953,567       $ 40,701,687
          Other liabilities                                      882,075        10,066,022         10,948,097
          Due to general partners                                     --           171,302            171,302
                                                            ------------      ------------       ------------

              Total liabilities                                6,630,195        45,190,891         51,821,086

          Partners' capital (deficit)                          5,083,493       (14,318,361)        (9,234,868)
                                                            ------------      ------------       ------------

              Total liabilities and partners'
                capital                                     $ 11,713,688      $ 30,872,530       $ 42,586,218
                                                            ============      ============       ============

          (1) Westport Village is in receivership.

                                     III-23

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                         COMBINED STATEMENTS OF OPERATIONS
                                       For the year ended December 31, 2006

                                                               Equity
                                                               Method             Suspended          Total
                                                            ------------         ------------     ------------
          Number of Local Partnerships                           4                    9 (1)            13
                                                                 =                    =                ==

          Revenue:
            Rental                                          $  3,854,631         $ 11,118,998     $ 14,537,779
            Other                                                835,415              674,710        1,510,125
                                                            ------------         ------------     ------------

              Total revenue                                    4,690,046           11,793,708       16,047,904
                                                            ------------         ------------     ------------

          Expenses:
            Operating                                          2,927,900            8,250,587       11,178,487
            Interest                                             435,107            2,051,760        2,051,017
            Depreciation and amortization                        657,595            2,535,839        3,193,434
                                                            ------------         ------------     ------------

              Total expenses                                   4,020,602           12,838,186       16,422,938
                                                            ------------         ------------     ------------

          Net income (loss)                                 $    669,444         $ (1,044,478)    $   (375,034)
                                                            ============         ============     ============

          Cash distributions                                $     13,286 (2)     $    461,733     $    475,019
                                                            ============         ============     ============

          Cash distributions recorded as reduction
            of investments in partnerships                  $     13,286 (2)     $         --     $     13,286
                                                            ============         ============     ============

          Cash distributions recorded as income             $         --         $    461,733     $    461,733

          Partnership's share of Local Partnership
            net income                                           884,877 (3)               --          884,877
                                                            ------------         ------------     ------------

          Share of income from partnerships                 $    884,877         $    461,733     $  1,346,610
                                                            ============         ============     ============


          (1)  Westport Village is in receivership.
          (2)  Includes Riverview Manor sold in September 2006.
          (3) Includes Chippewa County and Riverview Manor both sold in September 2006 and Harborview Apartments transferred in September 2006.

                                     III-24

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued

          Combined balance sheets and combined statements of operations for the sixteen Local Partnerships in which the Partnership was invested as of December 31, 2005, follow. The information is presented separately for seven Local Partnerships which have investment basis (equity method), and for nine Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).


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


                                     III-25

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                          COMBINED STATEMENTS OF OPERATIONS
                                        For the year ended December 31, 2005

                                                               Equity
                                                               Method             Suspended            Total
                                                            ------------         ------------       -----------
          Number of Local Partnerships                           7                   9                   16
                                                                 =                   =                   ==

          Revenue:
            Rental                                          $  7,680,630         $ 10,988,748       $ 18,669,378
            Other                                                379,946              564,092            944,038
                                                            ------------         ------------       ------------

              Total revenue                                    8,060,576           11,552,840         19,613,416
                                                            ------------         ------------       ------------

          Expenses:
            Operating                                          6,207,247            8,037,196         14,244,443
            Interest                                             449,792            2,223,221          2,673,013
            Depreciation and amortization                      1,236,535            2,301,147          3,537,682
                                                            ------------         ------------       ------------

              Total expenses                                   7,893,574           12,561,564         20,455,138
                                                            ------------         ------------       ------------

          Net income (loss)                                 $    167,002         $ (1,008,724)      $   (841,722)
                                                            ============         ============       ============

          Cash distributions                                $     59,538         $    209,172       $    268,710
                                                            ============         ============       ============

          Cash distributions recorded as reduction
            of investments in partnerships                  $     59,538         $         --       $     59,539
                                                            ============         ============       ============

          Cash distributions recorded as income             $         --         $    209,172       $    209,172

          Partnership's share of Local Partnership
            net income (loss)                                  1,432,115 (1)          (44,332)         1,387,783
                                                            ------------         ------------       ------------

          Share of income from partnerships                 $  1,432,115         $    164,840       $  1,596,955
                                                            ============         ============       ============

          (1) Includes Pilgrim Tower North, which was sold in December 2005.


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

     e.   Reconciliation of the Local Partnerships' financial
          ---------------------------------------------------
            statement net loss to taxable income
            ------------------------------------

          For federal income tax purposes, the Local Partnerships report on a basis whereby: (i) certain revenue and the related assets are recorded when received rather than when earned; (ii) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (iii) a shorter life is used to compute depreciation on the
     property  as  permitted  by  Internal   Revenue  Code  and  the  underlying
     regulations. These returns are subject to examination and, therefore, possible adjustment by the IRS.

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to taxable income follows.

                                     III-26

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. INVESTMENTS IN AND ADVANCES TO PARTNERSHIPS - Continued


                                                          December 31,
                                                   ---------------------------
                                                      2006             2005
                                                   ----------       ----------

     Financial statement net loss                  $ (375,034)      $ (841,722)

     Differences between financial statement
       and tax depreciation, amortization,
       and miscellaneous differences                1,719,733        2,654,118
                                                   ----------       ----------

     Taxable income                                $1,344,699       $1,812,396
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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2006 and 2005, the Partnership paid $204,259 and $203,605, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

For each of the years ended December 31, 2006 and 2005, the Partnership paid the Managing General Partner a Management Fee of $375,000.

                                     III-27

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   RELATED PARTY TRANSACTIONS - Continued

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. In accordance with the terms of the Partnership Agreement, in August 2005, the Managing General Partner was paid a disposition fee of $52,000, related to the sale of interests in Clearfield Hills II, which was netted against the related gain on disposition of investments in partnerships. In September 2006, the Managing General Partner was paid a disposition fee of $90,000, related to the sales of Chippewa County and Riverview Manor, which was netted against the related gains on disposition of investment in partnerships.


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

     The Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sale proceeds and making certain minimum distributions to limited partners. In accordance with the terms of the Partnership Agreement, in August 2005, the Managing General Partner was paid a disposition fee of $52,000, related to the sale of interests in Clearfield Hills II, which was netted against the related gain on disposition of investments in partnerships. In September 2006, the Managing General Partner was paid a disposition fee of $90,000, related to the sales of Chippewa County and Riverview Manor, which was netted against the related gains on disposition of investment in partnerships.

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, one percent to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% in the aggregate to the General Partners after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On December 21, 2005, the Managing General Partner made a cash distribution of $27,218 to the General Partners and Initial and Special Limited Partners. The distribution consisted of cash resources accumulated from operations. On December 27, 2005, the Managing General Partner made cash distributions of $1,833,425 ($25 per Unit) to holders of record as of December 1, 2005. The distributions consisted of proceeds received from the sale of the Partnership's interest in Clearfield Hills II and cash resources accumulated from operations and distributions from Local Partnerships. On November 10, 2006, the Managing General Partner made cash distributions of $2,273,447 ($31 per Unit) to holders of record as of November 1, 2006. The distributions consisted of proceeds received from the sale of the properties owned by Chippewa County and Riverview Manor.

     As defined in the Partnership Agreement, after the payment of distributions as described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2006 and 2005. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

                                     III-29

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME (LOSS) TO TAXABLE INCOME

     For federal income tax purposes, the Partnership reports on a basis whereby: (i) certain expenses are amortized rather than expensed when incurred;
(ii) certain costs are amortized over a shorter period for tax purposes, as permitted by the Internal Revenue Code and underlying regulations and (iii) certain costs are amortized over a longer period for tax purposes. The Partnership records its share of losses from its investments in limited partnerships for federal income tax purposes as reported on the Local Partnerships' federal income tax returns (see Note 2.e.), including losses in excess of related investment amounts. These returns are subject to examination and, therefore, possible adjustment by the IRS.

     A reconciliation of the Partnership's financial statement net income to taxable income follows.

                                                                            For the years ended
                                                                                December 31,
                                                                         ----------------------------
                                                                            2006             2005
                                                                         -----------      -----------
Financial statement net income                                           $ 6,732,739      $24,632,972

Adjustments:
  Difference between financial statement net income
    and taxable income related to the Partnership's equity
    in the Local Partnerships' income or losses                            6,502,692           87,015

  Costs amortized over a shorter period for income tax purposes               44,400           13,849

  Difference between taxable interest income
    and financial statement interest income                                  427,464          300,867

  Differences between financial statement gain (loss)
    and tax gain (loss) from the sale or transfer of properties            2,129,789        7,439,795
                                                                         -----------      -----------

Taxable income                                                           $15,837,084      $32,474,498
                                                                         ===========      ===========


Cash concentration risk
-----------------------

     Financial instruments that potentially subject the Fund to concentrations of credit risk consist primarily of cash. The corporation maintains two cash accounts with the same bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2006, the uninsured portion of the cash balances was $8,344,432.

                                      # # #

                                     III-30

                                EXHIBIT No. 99 b.
                                -----------------

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-IV Limited Partnership has invested.