Form 10QSB
period 2007-03-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2007-05-11
CIK 740371

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

                  For the quarterly period ended March 31, 2007


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

                              INDEX TO FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2007


                                                                         Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - March 31, 2007 and December 31, 2006........................  1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2007 and 2006..........  2

         Consolidated Statements of Cash Flows
           - for the three months ended March 31, 2007 and 2006..........  3

         Notes to Consolidated Financial Statements
           - March 31, 2007 and 2006.....................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................... 14

Item 3.  Controls and Procedures......................................... 18


PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities................................. 19

Item 5.  Other Information............................................... 19

Item 6.  Exhibits........................................................ 19

Signature................................................................ 20

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                        March 31,      December 31,
                                                                                          2007            2006
                                                                                      -------------   -------------
                                                                                       (Unaudited)
Investments in partnerships .......................................................   $  2,465,552    $  2,434,786
Investment in partnerships held for sale or transfer ..............................      3,198,498       3,181,996
Cash and cash equivalents .........................................................      7,924,568       8,079,400
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $64,096 and $69,455, respectively ............         51,061          56,555
Property purchase costs,
  net of accumulated amortization of $77,531 and $80,249, respectively ............         54,332          57,934
Sale proceeds receivable ..........................................................           --            27,235
Other assets ......................................................................         33,806          35,309
                                                                                      ------------    ------------

      Total assets ................................................................   $ 13,727,817    $ 13,873,215
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $ 11,101,081    $ 11,101,081
Accrued interest payable ..........................................................     55,460,184      54,197,877
Accounts payable and accrued expenses .............................................        134,365         189,474
                                                                                      ------------    ------------

      Total liabilities ...........................................................     66,695,630      65,488,432
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     73,501,500      73,501,500
                                                                                      ------------    ------------

                                                                                        73,503,500      73,503,500

  Less:
    Accumulated distributions to partners .........................................    (19,161,317)    (19,161,317)
    Offering costs ................................................................     (7,562,894)     (7,562,894)
    Accumulated losses ............................................................    (99,747,102)    (98,394,506)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................    (52,967,813)    (51,615,217)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 13,727,817    $ 13,873,215
                                                                                      ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                            For the three months ended
                                                     March 31,
                                          ------------------------------
                                               2007            2006
                                          -------------    -------------
Share of income from partnerships .....   $      39,822    $      41,329
                                          -------------    -------------

Other revenue and  expenses:

  Revenue:
    Interest ..........................         102,111           78,865
                                          -------------    -------------

  Expenses:
    Interest ..........................       1,262,307        1,269,986
    Management fee ....................          93,750           93,750
    General and administrative ........          90,509           70,506
    Professional fees .................          46,313           40,300
    Amortization of deferred costs ....           1,650            2,880
                                          -------------    -------------

                                              1,494,529        1,477,422
                                          -------------    -------------

      Total other revenue and expenses       (1,392,418)      (1,398,557)
                                          -------------    -------------


Net loss ..............................      (1,352,596)      (1,357,228)

Accumulated losses, beginning of period     (98,394,506)    (105,127,245)
                                          -------------    -------------

Accumulated losses, end of period .....   $ (99,747,102)   $(106,484,473)
                                          =============    =============


Net loss allocated
  to General Partners (1.51%) .........   $     (20,424)   $     (20,494)
                                          =============    =============

Net loss allocated
  to Initial and Special
  Limited Partners (1.49%) ............   $     (20,154)   $     (20,223)
                                          =============    =============

Net loss allocated
  to Additional Limited Partners (97%)    $  (1,312,018)   $  (1,316,511)
                                          =============    =============

Net loss per unit of
  Additional Limited Partner Interest,
    based on 73,337 units outstanding .   $      (17.89)   $      (17.95)
                                          =============    =============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                For the three months ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                    2007           2006
                                                                                ------------   ------------
Cash flows from operating activities:
  Net loss ..................................................................   $(1,352,596)   $(1,357,228)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of income from partnerships .......................................       (39,822)       (41,329)
    Amortization of deferred costs ..........................................         1,650          2,880

    Changes in assets and liabilities:
      Decrease in other assets ..............................................         1,503            521
      Increase in accrued interest payable ..................................     1,262,307      1,269,986
      Decrease in accounts payable and accrued expenses .....................       (55,109)       (57,227)
                                                                                -----------    -----------

        Net cash used in operating activities ...............................      (182,067)      (182,397)
                                                                                -----------    -----------

Cash flows from investing activities:
  Collection of sale proceeds receivable ....................................        27,235           --
                                                                                -----------    -----------

Net decrease in cash and cash equivalents ...................................      (154,832)      (182,397)

Cash and cash equivalents, beginning of period ..............................     8,079,400      7,995,351
                                                                                -----------    -----------

Cash and cash equivalents, end of period ....................................   $ 7,924,568    $ 7,812,954
                                                                                ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of March 31, 2007, and the results of its operations and its cash flows for the three month periods ended March 31, 2007 and 2006. The results of operations for the interim period ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-QSB. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2006.


2.   NEW ACCOUNTING PRONOUNCEMENTS

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


3.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $11,101,081 plus aggregate accrued interest of $55,460,184 as of March 31, 2007, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

     The collateral that secured the purchase money note related to the following property was transferred to the noteholders during 2006.



     Property                            Principal            Date          Disposition
     --------                           ----------       --------------     -----------
     Harborview                         $3,000,000       September 2006     Transferred


     The purchase money notes related to the following properties have matured and have not been paid or extended as of May 11, 2007.

                                                         Accrued Interest
                                                              As of
     Property                            Principal        March 31, 2007      Maturity
     --------                           -----------      ----------------   -----------
     Crescent Gardens - Second Note     $  434,000          $ 1,671,858       07/31/99
     Westport Village (1)                  840,000            2,497,525       09/01/99
     Pilgrim Tower East                  1,450,000 (2)        4,309,283       11/30/03
     Cedar Point                         1,320,000            3,590,352       08/30/04
     Thornwood House                     1,775,000            4,648,522       08/30/04
     Jewish Federation                   1,350,000           13,658,483       10/31/04


     (1)  In receivership.
     (2)  Remaining principal, after partial payment.

     The purchase money note secured by the Partnership's interest in Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of March 31, 2007, principal and accrued interest due on the purchase money note were $3,432,081 and $22,362,811, respectively. The Local Managing General Partner is currently negotiating the sale of the property related to Asbury Towers to an affiliate. Proceeds from the sale will be used to payoff the purchase money note at a discount. There is no assurance that the sale of the property will occur.

     Due to the impending sale of the property owned by Asbury Tower, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $53,727 at both March 31, 2007 and December 31, 2006, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

     The remaining purchase money note related to Northridge Park matures in 2025. As of March 31, 2007, principal and accrued interest balances were $500,000 and $2,721,350, respectively.

     As of March 31, 2007, Westport Village is in receivership. The Partnership's non-recourse purchase money notes and accrued interest totaled $840,000 and $2,497,525, respectively at March 31, 2007. The Partnership is not anticipating any loss resulting from the anticipated change in ownership.

     The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships. There is no assurance that the underlying properties will have

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the thirteen Local Partnerships in which the Partnership is invested as of March 31, 2007, the six Local Partnerships with associated purchase money notes which have matured, or which mature through March 31, 2008, and which remain unpaid or unextended as of May 11, 2007, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                               Percentage of Total       Partnership's Share of
                              Distributions Received           Loss from
      For the Year Ending     from Local Partnerships      Local Partnerships
      -------------------     -----------------------    ----------------------

      December 31, 2005                0.0%                   $ (8,741)
      December 31, 2006                1.6%                   $547,048

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


3. INVESTMENTS IN PARTNERSHIPS - Continued

     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2007 and 2006, was $1,262,307 and $1,269,986,
respectively. The accrued interest payable on the purchase money notes of $55,460,184 and $54,197,877 as of March 31, 2007 and December 31, 2006,
respectively, is due upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

                                   Cedar Point
                                   -----------

     The Partnership defaulted on its purchase money note secured by its interest in Southwest Development Company (Cedar Point) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $3,122,592, respectively. As of May 11, 2007, principal and accrued interest of $1,320,000 and $3,610,064, respectively, were due. The Partnership has agreed in principle to assign its interest in Cedar Point to the noteholders in satisfaction of the nonrecourse note. The noteholders are working to obtain regulatory consent to admit new partners. There is no assurance that a transfer of the Partnership's interest in Cedar Point will occur.

     Due to the potential transfer of the Partnership's interest in Cedar Point to the noteholders, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $2,503,629 and $2,474,963 at March 31, 2007 and December 31, 2006,
respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes secured by its interest in Crescent Gardens Associates (Crescent Gardens) on July 31, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extended the maturity date to July 31, 2004, subject to semi-annual interest payments, and reduced the interest rate of the First Crescent Note. The Partnership did not make the semi-annual interest payment due in January 2004. In June 2005, one-half of the Partnership's limited partner interest in the Local Partnership was transferred to a designee of its current noteholder in satisfaction of that note. The transfer of one-half of the Partnership's interest in Crescent Gardens resulted in gain from extinguishment of debt for financial statement purposes of $1,348,879 in 2005, and in total gain of $1,840,362 for federal tax purposes in 2005. The Partnership is currently negotiating the sale of the remaining partnership interest to the owner of the other interest, subject to the security agreement in favor of the noteholders. As of May 11, 2007, principal and accrued interest of $434,000 and $1,681,161, respectively, were due on the Second Crescent Note. Crescent Gardens completed mortgage restructuring under the

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

Mark-to-Market program during 2003, and the associated loan restructuring requirements will likely inhibit the local managing general partner's ability to sell this property.

     Due to the impending sale of the Partnership's remaining interest in Crescent Gardens, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $7,445 at March 31, 2007, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at March 31, 2007.

                                 DeAngelis Manor
                                 ---------------

     On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of May 11, 2007, the note has not been canceled pending final receipt of accumulated cash from the property's previous operations and payment thereof to the purchase money noteholder. The final cancellation of the note will have no financial impact to the Partnership.

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

                                Jewish Federation
                                -----------------

     The Partnership defaulted on its purchase money note secured by its interest in Jewish Federation Apartments Associates (Jewish Federation) on October 31, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,350,000 and $10,185,885, respectively. As of May 11, 2007, principal and accrued interest of $1,350,000 and $13,841,196, respectively, were due. In January 2006, the Partnership delivered an assignment of its interest in Jewish Federation to the noteholder in escrow in satisfaction of the nonrecourse note, pending regulatory authority approval of the transfer. However, there is no assurance that a transfer of the Partnership's interest in Jewish Federation will occur. Recently, the
Partnership was advised that the noteholders desire to re-structure the transaction as a sale of the property to a non-profit affiliate of the noteholders, with the Partnership's share of the sale proceeds to be applied to pay off the purchase money note at a discount. This sale is expected to take place in the second quarter of 2007.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

     Due to the impending sale of the Partnership's interest in Jewish Federation to the noteholder, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $31,907 at both March 31, 2007 and December 31, 2006, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note secured by its interest in Pilgrim Tower East Associates (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of May 11, 2007, principal and accrued interest of $1,450,000 and $4,333,166, respectively, were due. The Partnership and the noteholders signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. The noteholders failed to obtain required regulatory consent to the sale within the required time frame and the contract for the sale of the Partnership's interest expired in November 2003.Under the terms of the note and the Assignment and Security Agreement, the noteholders have the right to enforce its security interests in the local partnership subject to approval by CHFA and all other government agencies with jurisdiction over the property. The Partnership has been informed by the noteholders that they are working to obtain regulatory consent to the transfer of the Partnership's interest. There is no assurance that a transfer of the Partnership's interest in Pilgrim Tower East will occur.

     Due to the impending transfer of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at both March 31, 2007 and December 31, 2006, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

                                 Thornwood House
                                 ---------------

     The Partnership defaulted on its purchase money note secured by its interest in Thornwood House Associates (Thornwood House) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,775,000 and $4,025,568, respectively. As of May 11, 2007, principal and accrued interest of $1,775,000 and $4,674,774, respectively, were due. The Partnership has agreed in principle to assign its interest to the noteholder in satisfaction of the nonrecourse note. The noteholder is working to obtain regulatory consent to admit new partners. There is no assurance that a transfer of the Partnership's interest in Thornwood House will occur.

     Due to the potential transfer of the Partnership's interest in Thornwood House to the noteholders, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $562,058 and $581,667 at March 31, 2007 and December 31, 2006, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes secured by its interest in Westport Village on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of May 11, 2007, principal and accrued interest of $840,000 and $2,510,193, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow. However, there has been no response from the noteholders concerning implementing the settlement since 2000. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts. The loan encumbering the property associated with the Partnership's investment in Westport Village is in default. The managing general partner of the Local
Partnership  was  unable  to  reach  an  agreement  with  the  Illinois  Housing
Development Authority to a mortgage restructuring. As of March 31, 2007, Westport Village is in receivership and the Partnership has been informed that a foreclosure sale is being considered by the lender. The principal and accrued interest on the Partnership's non-recourse purchase money notes relating to this property totaled $840,000 and $2,497,525, respectively, at March 31, 2007. The Partnership is not anticipating any loss resulting from the anticipated change in ownership.

     As Westport Village is in receivership, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchased costs, which totaled $0 at both March 31, 2007 and December 31, 2006, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

b.   Completed sales
     ---------------

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

c.   Summarized financial information
     --------------------------------

     Combined statements of operations for the thirteen and sixteen Local Partnerships in which the Partnership was invested as of March 31, 2007 and 2006, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


3. INVESTMENTS IN PARTNERSHIPS - Continued

                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                 For the three months ended
                                                                          March 31,
                                                  -------------------------------------------------------------
                                                             2007                             2006
                                                  -------------------------       -----------------------------
                                                    Equity                           Equity
                                                    Method        Suspended          Method         Suspended
                                                  ----------      ----------       ----------       ----------
         Number of Local Partnerships                  4              9                7                9
                                                       =              =                =                =

         Revenue:
           Rental                                 $  854,695      $2,785,103       $1,920,158       $2,747,187
           Other                                      81,722         166,831           94,987          141,023
                                                  ----------      ----------       ----------       ----------

             Total revenue                           936,417       2,951,934        2,015,145        2,888,210
                                                  ----------      ----------       ----------       ----------

         Expenses:
           Operating                                 731,975       2,066,201        1,551,812        2,009,299
           Interest                                     (186)        515,042          112,448          555,805
           Depreciation and amortization             164,399         633,979          309,134          575,287
                                                  ----------      ----------       ----------       ----------

             Total expenses                          896,188       3,215,222        1,973,394        3,140,391
                                                  ----------      ----------       ----------       ----------

         Net income (loss)                        $   40,229      $ (263,288)      $   41,751       $ (252,181)
                                                  ==========      ==========       ==========       ==========

         Partnership's share of Local
           Partnership net income                     39,822              --           41,329               --
                                                  --------------------------       ---------------------------

         Share of income from
           partnerships                                   $39,822                              $41,329
                                                          =======                              =======


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of March 31, 2007 and 2006, the Partnership's share of cumulative losses to date for nine of the thirteen and nine of the sixteen Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $11,873,844 and $10,813,567, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2007 and 2006

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $62,599 and $53,065 for the three month periods ended March 31, 2007 and 2006, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended March 31, 2007 and 2006.

     In accordance with the terms of the Partnership Agreement, the Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns. The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sale proceeds and making certain minimum distributions to limited partners. In September 2006, the Managing General Partner was paid disposition fees totaling $90,000, related to the sales of Chippewa County and Riverview Manor, which were netted against the related gains on disposition of investments in partnerships.


5.   CASH DISTRIBUTION

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2006. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for nine Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

                          New Accounting Pronouncements
                          -----------------------------

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

     Subsidy contracts for the investment apartment properties are scheduled to expire between 2007 and 2019. The Managing General Partner intends to seek the renewal of expiring subsidy contracts, when appropriate, for its properties. HUD has in the past approved new subsidy contracts on an annual basis. The HUD contract renewal process currently provides owners six options for renewing their section 8 contract depending upon whether the owner can meet the eligibility criteria. Historically, the Local Partnerships in which the Partnership is invested have met the criteria necessary to renew their respective Section 8 contracts.

     Crescent Gardens Associates (Crescent Gardens) has a Section 8 HAP contract which expires July 8, 2007. The Section 8 HAP contract covers all of the apartment units in Crescent Gardens. It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at its expiration.

     As of March 31, 2007, the carrying amount of the Partnership's investment in the Local Partnership with Section 8 HAP contracts expiring in the next 12 months and which was not sold on or before May 11, 2007, was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $7,924,568 as of March 31, 2007, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 11, 2007, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money notes and related accrued interest, and for operating cash reserves.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $11,101,081 plus aggregate accrued interest of $55,460,184 as of March 31, 2007, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The collateral that secured the purchase money note related to the following property was transferred to the noteholders during 2006.

         Property               Principal        Date           Disposition
         ----------            -----------   --------------     -----------

         Harborview            $3,000,000    September 2006     Transferred

     The purchase money notes related to the following properties have matured and have not been paid or extended as of May 11, 2007.

                                                               Accrued Interest
                                                                    As of
         Property                              Principal        March 31, 2007       Maturity
         --------                             -----------      ----------------    -----------
         Crescent Gardens - Second Note       $  434,000          $ 1,671,858        07/31/99
         Westport Village (1)                    840,000            2,497,525        09/01/99
         Pilgrim Tower East                    1,450,000 (2)        4,309,283        11/30/03
         Cedar Point                           1,320,000            3,590,352        08/30/04
         Thornwood House                       1,775,000            4,648,522        08/30/04
         Jewish Federation                     1,350,000           13,658,483        10/31/04


     (1)  In receivership.
     (2)  Remaining principal, after partial payment.

     The purchase money note secured by the Partnership's interest in Asbury Tower was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of March 31, 2007, principal and accrued interest due on the purchase money note were $3,432,081 and $22,362,811, respectively. The Local Managing General Partner is currently negotiating the sale of the property related to Asbury Towers to an affiliate. Proceeds from the sale will be used to payoff the purchase money note at a discount. There is no assurance that the sale of the property will occur.

     Due to the impending sale of the property owned by Asbury Tower, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $53,727 at both March 31, 2007 and December 31, 2006, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

     The remaining purchase money note related to Northridge Park matures in 2025. As of March 31, 2007, principal and accrued interest balances were $500,000 and $2,721,350, respectively.

     As of March 31, 2007, Westport Village is in receivership. The Partnership's non-recourse purchase money notes and accrued interest totaled $840,000 and $2,497,525, respectively at March 31, 2007. The Partnership is not anticipating any loss resulting from the anticipated change in ownership.

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the thirteen Local Partnerships in which the Partnership is invested as of March 31, 2007, the six Local Partnerships with associated purchase money notes which have matured, or which mature through March 31, 2008, and which remain unpaid or unextended as of May 11, 2007, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                              Percentage of Total       Partnership's Share of
                             Distributions Received          Loss from
      For the Year Ended     from Local Partnerships      Local Partnerships
      ------------------     -----------------------    ----------------------

      December 31, 2005                0.0%                   $ (8,741)
      December 31, 2006                1.6%                   $547,048


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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2007, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $154,832 during the three month period ended March 31, 2007, due to operating expenses paid in cash

     On November 10, 2006, the Managing General Partner made cash distributions of $2,273,447 ($31 per Unit) to holders of record as of November 1, 2006. The distributions consisted of proceeds received from the sale of the properties owned by Chippewa County and Riverview Manor.

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three month period ended March 31, 2007, decreased from the corresponding period in 2006, primarily due to an increase in interest revenue and decreases in interest expense and amortization of deferred cost, partially offset by a decrease in share of income from partnerships and increases in general and administrative expenses and professional fees. Interest revenue increased due to higher rates in 2007. Interest expense decreased due to a lower purchase money note balance. General and administrative expenses increased primarily due to higher reimbursed payroll costs. Professional fees increased due to higher audit costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2007 and 2006 did not include losses of $298,900 and $282,440, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2007.


Item 3. Controls and Procedures
        -----------------------

     In May 2007, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the May 2007 evaluation, and subject to the foregoing, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this report to alert them in a timely manner to any material information relating to the

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures - Continued


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


Item 5. Other Information
        -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2007, but not reported, whether or not otherwise required by this Form 10-QSB at March 31, 2007.

     There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

     A number of investors have sold their Units to other investors. If more than two percent of the total outstanding Units are transferred due to sale in any one calendar year (not counting certain exempt transfers), the Partnership could be taxed as a "publicly traded partnership," with potentially severe tax implications for the Partnership and its investors. Specifically, the Partnership could be taxed as a corporation and, if so, the income and losses from the Partnership would no longer be considered a passive activity. From January 1, 2007 through April 29, 2007, the Partnership received sale transfer requests for approximately 1.9% of the outstanding Units. Accordingly, to remain within the two percent safe harbor, effective April 30, 2007, the Managing General Partner halted recognition of any transfers that would exceed the safe harbor limit through December 31, 2007. As a result, transfers of Units due to sale transactions will not be recognized by the Partnership between April 30, 2007 and December 31, 2007. The halt will be lifted effective January 1, 2008.

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




May 11, 2007                            by:  /s/ H. William Willoughby
------------                                 -----------------------------------
DATE                                         H. William Willoughby,
                                             Director, President, Secretary,
                                               Principal Financial Officer and
                                               Principal Accounting Officer