Form 10KSB/A
period 2006-12-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2007-09-26
CIK 740371

--------------------------------------------------------------------------------


                          U. S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                               ------------------



                                   FORM 10-KSB/A


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A [X]

State issuer's revenues for its most recent fiscal year $1,763,469.

The units of limited partner interest of the registrant are not traded in any market. Therefore, the units of limited partners interest had neither a market selling price nor an average bid or asked price within the 60 days prior to the date of this filing.

--------------------------------------------------------------------------------

Explanatory Note


     This Amendment to the Partnership's Annual Report of Form 10-KSB for the fiscal year ended December 31, 2006 (the "Form 10-KSB/A) is being filed to include the 2005 report of other auditors that was referenced in the principal auditors' report, which was inadvertently omitted from the Partnership's Annual Report of Form 10-KSB for the fiscal year ended December 31, 2006 filed on April 12, 2007.

     All of the financial statements included herein are unchanged from those included in the Partnership's Form 10-KSB.

--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                        2006 ANNUAL REPORT ON FORM 10-KSB/A

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in this annual report on Form 10-KSB/A at December 31, 2006. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for nine Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

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

                                     PART II
                                     -------


ITEM 8B. OTHER INFORMATION
         -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2006, but not reported, whether or not otherwise required by this Form 10-KSB/A at December 31, 2006.

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