Form 10KSB/A
period 2006-12-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2007-09-28
CIK 740371

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

                        CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP (Registrant)

                        by:  C.R.I., Inc.
                             ---------------------------------------------------
                             Managing General Partner



September 28, 2007           by:  /s/ William B. Dockser
------------------                ----------------------------------------------
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


September 28, 2007            by:  /s/ H. William Willoughby
------------------                 ---------------------------------------------
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