Form 10QSB
period 2007-09-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2007-11-09
CIK 740371

--------------------------------------------------------------------------------

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   -----------


                                   FORM 10-QSB

                                   -----------



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007


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

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2007





                                                                          Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - September 30, 2007 and December 31, 2006......................  1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2007
             and 2006......................................................  2

         Consolidated Statements of Cash Flows
           - for the nine months ended September 30, 2007 and 2006.........  3

         Notes to Consolidated Financial Statements
           - September 30, 2007 and 2006...................................  4

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

Item 6.  Exhibits.......................................................... 21

Signature.................................................................. 22

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                         September 30,   December 31,
                                                                             2007            2006
                                                                         ------------    ------------
                                                                          (Unaudited)
Investments in partnerships ..........................................   $  2,543,270    $  2,434,786
Investment in partnerships held for sale or transfer .................      3,220,613       3,181,996
Cash and cash equivalents ............................................      7,858,866       8,079,400
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $57,534 and $69,455, respectively         43,512          56,555
Property purchase costs,
  net of accumulated amortization of $71,665 and $80,249, respectively         46,698          57,934
Sale proceeds receivable .............................................           --            27,235
Other assets .........................................................         32,679          35,309
                                                                         ------------    ------------

      Total assets ...................................................   $ 13,745,638    $ 13,873,215
                                                                         ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ...................................   $  9,317,081    $ 11,101,081
Accrued interest payable .............................................     41,772,873      54,197,877
Accounts payable and accrued expenses ................................        198,835         189,474
                                                                         ------------    ------------

      Total liabilities ..............................................     51,288,789      65,488,432
                                                                         ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners .................................................          2,000           2,000
    Limited Partners .................................................     73,501,500      73,501,500
                                                                         ------------    ------------

                                                                           73,503,500      73,503,500

  Less:
    Accumulated distributions to partners ............................    (19,161,217)    (19,161,317)
    Offering costs ...................................................     (7,562,894)     (7,562,894)
    Accumulated losses ...............................................    (84,322,540)    (98,394,506)
                                                                         ------------    ------------

      Total partners' deficit ........................................    (37,543,151)    (51,615,217)
                                                                         ------------    ------------

      Total liabilities and partners' deficit ........................   $ 13,745,638    $ 13,873,215
                                                                         ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                              For the three months ended        For the nine months ended
                                                     September 30,                    September 30,
                                            ------------------------------    -----------------------------
                                                 2007             2006             2007            2006
                                            -------------    -------------    -------------    ------------
Share of (loss) income from partnerships    $      (3,973)   $    (125,802)   $     283,023    $     271,970
                                            -------------    -------------    -------------    -------------

Other revenue and  expenses:

  Revenue:
    Interest ............................         102,473          101,303          306,745          266,609
    Other ...............................            --               --               --             32,964
    Gain from extinguishment of debt ....            --         10,485,130       17,498,567       10,485,130
                                            -------------    -------------    -------------    -------------

                                                  102,473       10,586,433       17,805,312       10,784,703
                                            -------------    -------------    -------------    -------------

  Expenses:
    Interest ............................         821,515        1,266,892        3,328,904        3,806,864
    Management fee ......................          93,750           93,750          281,250          281,250
    General and administrative ..........          76,123           55,619          246,191          194,777
    Professional fees ...................          51,063           40,300          143,188          120,900
    Amortization of deferred costs ......           1,371            2,147           16,836            7,174
                                            -------------    -------------    -------------    -------------

                                                1,043,822        1,458,708        4,016,369        4,410,965
                                            -------------    -------------    -------------    -------------

      Total other revenue and expenses ..        (941,349)       9,127,725       13,788,943        6,373,738
                                            -------------    -------------    -------------    -------------

(Loss) gain before gain on disposition of
  investment in partnerships ............        (945,322)       9,001,923       14,071,966        6,645,708

Gain on disposition of investment in
  partnerships, net of disposition fees .            --            631,240             --            631,240
                                            -------------    -------------    -------------    -------------

Net (loss) income .......................        (945,322)       9,633,163       14,071,966        7,276,948

Accumulated losses, beginning of period .     (83,377,218)    (107,483,460)     (98,394,506)    (105,127,245)
                                            -------------    -------------    -------------    -------------

Accumulated losses, end of period .......   $ (84,322,540)   $ (97,850,297)   $ (84,322,540)   $ (97,850,297)
                                            =============    =============    =============    =============


Net (loss) income allocated
  to General Partners (1.51%) ...........   $     (14,274)   $     145,461    $     212,487    $     109,882
                                            =============    =============    =============    =============

Net (loss) income allocated
  to Initial and Special
  Limited Partners (1.49%) ..............   $     (14,085)   $     143,534    $     209,672    $     108,427
                                            =============    =============    =============    =============

Net (loss) income allocated
  to Additional Limited Partners (97%) ..   $    (916,963)   $   9,344,168    $  13,649,807    $   7,058,639
                                            =============    =============    =============    =============

Net (loss) income per unit of
  Additional Limited Partner Interest,
    based on 73,337 units outstanding ...   $      (12.50)   $      127.41    $      186.12    $       96.25
                                            =============    =============    =============    =============


                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                         September 30,
                                                                                  ----------------------------
                                                                                      2007           2006
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $ 14,071,966    $  7,276,948

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (283,023)       (271,970)
    Gain from extinguishment of debt ..........................................    (17,498,567)    (10,485,130)
    Gain on disposition of investment in partnerships,
      net of disposition fee ..................................................           --          (631,240)
    Amortization of deferred costs ............................................         16,836           7,174

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................          2,630         (33,338)
      Increase in accrued interest payable ....................................      3,328,904       3,806,864
      Increase (decrease) in accounts payable and accrued expenses ............          9,361          (9,742)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (351,893)       (340,434)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        104,014         479,306
  Proceeds from disposition of investment in partnerships .....................           --         2,374,894
  Disposition fee paid to a related party .....................................           --           (90,000)
  Collection of sale proceeds receivable ......................................         27,245            --
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................        131,259       2,764,200
                                                                                  ------------    ------------

Cash flows from financing activities:
  Distribution to Limited Partners ............................................            100            --
                                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents ..........................       (220,534)      2,423,766

Cash and cash equivalents, beginning of period ................................      8,079,400       7,995,351
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  7,858,866    $ 10,419,117
                                                                                  ============    ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of September 30, 2007, and the results of its operations for the three and nine month periods ended September 30, 2007 and 2006, and its cash flows for the nine month periods ended September 30, 2007 and 2006. The results of operations for the interim periods ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

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


2.   NEW ACCOUNTING PRONOUNCEMENTS

     In September  2006, the Securities and Exchange  Commission  ("SEC") issued
Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires quantification of errors using both a balance sheet approach and an income statement approach in the determination of materiality in relation to a misstatement. SAB No. 108 is effective the first fiscal year ending after November 15, 2006. Management determined that the implementation of SAB No. 108 did not have a material impact to the Partnership.

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


3.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $9,317,081 plus aggregate accrued interest of $41,772,873 as of September 30, 2007, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

     The collateral that secured the purchase money notes related to the following properties was sold or transferred to the noteholders during 2007 and 2006.


     Property                                Principal         Date          Disposition
     --------                               ----------     --------------    -----------
     Crescent Gardens - Second Note         $  434,000     June 2007         Sale
     Jewish Federation                       1,350,000     June 2007         Sale
     Harborview                              3,000,000     September 2006    Transferred


     The purchase money notes related to the following properties have matured and have not been paid or extended as of November 9, 2007.


                                                      Accrued Interest
                                                           As of
     Property                         Principal      September 30, 2007     Maturity
     --------                         -----------    ------------------    -----------
     Westport Village (1)              $  840,000        $2,555,685          09/01/99
     Pilgrim Tower East                 1,450,000 (2)     4,418,935          11/30/03
     Cedar Point                        1,320,000         3,680,854          08/30/04
     Thornwood House                    1,775,000         4,769,052          08/30/04



     (1)  In receivership.
     (2)  Remaining principal, after partial payment.

     The purchase money note secured by the Partnership's interest in Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of September 30, 2007, principal and accrued interest due on the purchase money note were $3,432,081 and $23,498,039, respectively. The Local Managing General Partner is currently negotiating the sale of the property related to Asbury Towers to an affiliate. Proceeds from the sale will be used to payoff the purchase money note at a discount. There is no assurance that the sale of the property will occur.

     Due to the impending sale of the property owned by Asbury Tower, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $53,727 at both September 30, 2007 and December 31, 2006, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

     The remaining purchase money note related to Northridge Park matures in 2025. As of September 30, 2007, principal and accrued interest balances were $500,000 and $2,850,308, respectively.

     As of September 30, 2007, Westport Village is in receivership. The Partnership's non-recourse purchase money notes and accrued interest totaled $840,000 and $2,555,685, respectively at September 30, 2007. The Partnership is not anticipating any loss resulting from the anticipated change in ownership.

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

                           September 30, 2007 and 2006

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the eleven Local Partnerships in which the Partnership is invested as of September 30, 2007, the four Local Partnerships with associated purchase money notes which have matured, or which mature through September 30, 2008, and which remain unpaid or unextended as of November 9, 2007, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued


                               Percentage of Total       Partnership's Share of
                             Distributions Received           Income from
     For the Year Ending      from Local Partnerships      Local Partnerships
     -------------------     ------------------------    ----------------------

     December 31, 2005                 0.0%                   $ 35,591
     December 31, 2006                 0.0%                   $539,623


     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2007, was $821,515 and $3,328,904, respectively, and $1,226,892 and $3,806,864 for the three and nine month periods ended September 30, 2006, respectively. The accrued interest payable on the purchase money notes of $41,772,873 and $54,197,877 as of September 30, 2007 and December 31, 2006, respectively, is due upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

                                   Cedar Point
                                   -----------

     The Partnership defaulted on its purchase money note secured by its interest in Southwest Development Company (Cedar Point) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $3,122,592, respectively. As of November 9, 2007, principal and accrued interest of $1,320,000 and $3,700,319, respectively, were due. The Partnership has agreed in principle to assign its interest in Cedar Point to the noteholders in satisfaction of the nonrecourse note. The noteholders are working to obtain regulatory consent to admit new partners. There is no assurance that a transfer of the Partnership's interest in Cedar Point will occur.

     Due to the potential transfer of the Partnership's interest in Cedar Point to the noteholders, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $2,547,013 and $2,474,963 at September 30, 2007 and December 31, 2006, respectively, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                 DeAngelis Manor
                                 ---------------

     On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of November 9, 2007, the note has not been canceled pending final receipt of accumulated cash from the property's previous operations and payment thereof to the purchase money noteholder. The final cancellation of the note will have no financial impact to the Partnership.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

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

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note secured by its interest in Pilgrim Tower East Associates (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of November 9, 2007, principal and accrued interest of $1,450,000 and $4,442,518, respectively, were due. The Partnership and the noteholders signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. The noteholders failed to obtain required regulatory consent to the sale within the required time frame and the contract for the sale of the Partnership's interest expired in November 2003.Under the terms of the note and the Assignment and Security Agreement, the noteholders have the right to enforce its security interests in the Local Partnership subject to approval by CHFA and all other government agencies with jurisdiction over the property. The Partnership has been informed by the noteholders that they are working to obtain regulatory consent to the transfer of the Partnership's interest. There is no assurance that a transfer of the Partnership's interest in Pilgrim Tower East will occur.

         Due to the impending transfer of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at both September 30, 2007 and December 31, 2006, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

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

                                 Thornwood House
                                 ---------------

     The  Partnership  defaulted  on its  purchase  money  note  secured  by its interest in Thornwood House Associates (Thornwood House) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,775,000 and $4,025,568, respectively. As of November 9, 2007, principal and accrued interest of $1,775,000 and $4,794,973, respectively, were due. The Partnership has agreed in principle to assign its interest to the noteholder in satisfaction of the nonrecourse note. The noteholder is working to obtain regulatory consent to admit new partners. There is no assurance that a transfer of the Partnership's interest in Thornwood House will occur.

     Due to the potential transfer of the Partnership's interest in Thornwood House to the noteholders, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $580,141 and $581,667 at September 30, 2007 and December 31, 2006, respectively, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes secured by its interest in Westport Village on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of November 9, 2007, principal and accrued interest of $840,000 and $2,568,193, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow. However, there has been no response from the noteholders concerning implementing the settlement since 2000. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts. The loan encumbering the property associated with the Partnership's investment in Westport Village is in default. The Managing General Partner of the Local
Partnership was unable to reach an agreement with the Illinois Housing Development Authority to a mortgage restructuring. As of September 30, 2007, Westport Village is in receivership and the Partnership has been informed that a foreclosure sale is being considered by the lender. The principal and accrued interest on the Partnership's non-recourse purchase money notes relating to this property totaled $840,000 and $2,555,685, respectively, at September 30, 2007. The Partnership is not anticipating any loss resulting from the anticipated change in ownership.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

                                   (Unaudited)


3. INVESTMENTS IN PARTNERSHIPS - Continued

     As Westport Village is in receivership, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchased costs, which totaled $0 at both September 30, 2007 and December 31, 2006, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

b.   Asset held for sale
     --------------------

                                 Madison Square
                                 --------------

     On May 7, 2007, the Local Managing General Partner signed a contract to sell the property related to Madison Square, Ltd. Dividend Housing Associates (Madison Square) to a non-profit. Due to the impending sale of the property owned by Madison Square, the Partnership's basis in the Local Partnership, which totaled $0 at September 30, 2007, has been reclassified to asset held for sale or transfer in the accompanying consolidated balance sheet at that date.

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

                                Crescent Gardens
                                ----------------

     The Partnership defaulted on its two purchase money notes secured by its interest in Crescent Gardens Associates (Crescent Gardens) on July 31, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extended the maturity date to July 31, 2004, subject to semi-annual interest payments, and reduced the interest rate of the First Crescent Note. The Partnership did not make the semi-annual interest payment due in January 2004. In June 2005, one-half of the Partnership's limited partner interest in the Local Partnership was transferred to a designee of its current noteholder in satisfaction of that note. The transfer of one-half of the Partnership's interest in Crescent Gardens resulted in gain from extinguishment of debt for financial statement purposes of $1,348,879 in 2005, and in total gain of $1,840,362 for federal tax purposes in 2005. On June 7, 2007, the remaining half of the Partnership's Limited Partner

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

interest in the Local Partnership was sold, subject to the right of the holders of the Second Crescent Note. As of June 7, 2007, the principal and accrued interest balances were $434,000 and $1,687,481, respectively. The sale resulted in gain from extinguishment of debt for financial statement purposes of $2,114,046 in 2007 and approximately $3 million to be reported in 2007 for federal tax purposes.

                                Jewish Federation
                                -----------------

     The Partnership defaulted on its purchase money note secured by its interest in Jewish Federation Apartments Associates (Jewish Federation) on October 31, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,350,000 and $10,185,885, respectively. On June 29, 2007, the property owned by Jewish Federation was sold. The Partnership's share of the sale proceeds was applied to the pay off the purchase money note at a discount. As of June 29, 2007, the principal and accrued interest balances were $1,350,000 and $14,066,427, respectively. The sale resulted in gain on extinguishment of debt for financial statement purposes of $15,384,520 in 2007 and approximately $16.4 million to be reported in 2007 for federal tax purposes.

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

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the eleven and thirteen Local Partnerships in which the Partnership was invested as of September 30, 2007 and 2006, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  For the three months ended
                                                                         September 30,
                                                  ------------------------------------------------------------
                                                             2007                             2006
                                                  --------------------------       ---------------------------
                                                    Equity                           Equity
                                                    Method        Suspended          Method         Suspended
                                                  ----------      ----------       ----------       ----------
         Number of Local Partnerships                  4              7                4                9
                                                       =              =                =                =

         Revenue:
           Rental                                 $  840,894      $2,298,996       $  804,977       $2,747,187
           Other                                      48,726         156,262           44,609          141,023
                                                  ----------      ----------       ----------       ----------

             Total revenue                           889,620       2,455,258          849,586        2,888,210
                                                  ----------      ----------       ----------       ----------

         Expenses:
           Operating                                 729,422       1,670,150          743,351        2,009,299
           Interest                                     (186)        456,372           13,568          555,805
           Depreciation and amortization             164,399         529,972          165,252          575,287
                                                  ----------      ----------       ----------       ----------

             Total expenses                          893,635       2,656,494          922,171        3,140,391
                                                  ----------      ----------       ----------       ----------

         Net loss                                 $   (4,015)     $ (201,236)      $  (72,585)      $ (252,181)
                                                  ==========      ==========       ==========       ==========

         Partnership's share of Local
           Partnership net loss                       (3,973)           --           (125,802) (1)         --
                                                  --------------------------       ---------------------------

         Share of loss from partnerships                   $(3,973)                         $(125,802)
                                                           =======                          =========



     (1) Includes Chippewa County and Riverview Manor sold in September 2006 and Harborview Apartments transferred in September 2006.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    For the nine months ended
                                                                           September 30,
                                                  ------------------------------------------------------------
                                                             2007                             2006
                                                  --------------------------       ---------------------------
                                                    Equity                           Equity
                                                    Method        Suspended          Method         Suspended
                                                  ----------      ----------       ----------       ----------
         Number of Local Partnerships                  4              7                4                9
                                                       =              =                =                =

         Revenue:
           Rental                                 $2,494,611      $6,896,988       $2,463,253       $8,241,561
           Other                                     152,757         468,786          130,709          423,069
                                                  ----------      ----------       ----------       ----------

             Total revenue                         2,647,368       7,365,774        2,593,962        8,664,630
                                                  ----------      ----------       ----------       ----------

         Expenses:
           Operating                               1,973,894       5,010,450        2,118,176        6,027,897
           Interest                                     (557)      1,369,115           40,705        1,667,416
           Depreciation and amortization             493,196       1,589,915          495,755        1,725,860
                                                  ----------      ----------       ----------       ----------

             Total expenses                        2,466,533       7,969,480        2,654,636        9,421,173
                                                  ----------      ----------       ----------       ----------

         Net income (loss)                        $  180,835      $ (603,706)      $  (60,674)      $ (756,543)
                                                  ==========      ==========       ==========       ==========

         Cash distributions                       $       --      $  104,014       $   13,286 (1)   $  466,020
                                                  ==========      ==========       ==========       ==========

         Cash distributions recorded
           as reduction of investment
           in partnerships                        $       --      $       --       $   13,286 (1)   $       --
                                                  ==========      ==========       ==========       ==========

         Cash distributions recorded
           as income                              $       --      $  104,014       $       --       $  466,020

         Partnership's share of Local
           Partnership net income (loss)             179,009            --           (194,050) (2)        --
                                                 --------------------------       ---------------------------

         Share of income from partnerships                $283,023                          $271,970
                                                          ========                          ========


     (1)  Includes Riverview Manor sold in September 2006.

     (2) Includes Chippewa County and Riverview Manor sold in September 2006 and Harborview Apartments transferred in September 2006.


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of September 30, 2007 and 2006, the Partnership's share of cumulative losses to date for seven of the eleven and nine of the thirteen Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $11,650,802 and $11,306,951, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. The Partnership paid $56,967 and $182,338 for the three and nine month periods ended September 30, 2007, respectively, and $44,826 and $144,825 for the three and nine month periods ended September 30, 2006, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended September 30, 2007 and 2006, and $281,250 for each of the nine month periods ended September 30, 2007 and 2006.

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


6.   CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts with the same bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of September 30, 2007, the uninsured portion of the cash balances was $7,977,012.


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

                          New Accounting Pronouncements
                          -----------------------------

     In September  2006, the Securities and Exchange  Commission  ("SEC") issued
Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 requires quantification of errors using both a balance sheet approach and an income statement approach in the determination of materiality in relation to a misstatement. SAB No. 108 is effective the first fiscal year ending after November 15, 2006. Management determined that the implementation of SAB No. 108 did not have a material impact to the Partnership.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The U. S. Department of Housing and Urban Development (HUD) subsidies are provided principally under Sections 8 and 236 of the National Housing Act. Under
Section 8, the government pays to the applicable apartment partnership the difference between rental rates (determined in accordance with government procedures) and the rate the government deems residents can afford. Under
Section 236, the government provides interest subsidies directly to the applicable apartment partnership through a reduction in the property's mortgage interest rate. In turn, the partnership provides a corresponding reduction in resident rental rates. In compliance with the requirements of Section 8 and
Section 236, residents are screened for eligibility under HUD guidelines. Subsidies are provided under contracts between the federal government and the apartment partnerships.

     Subsidy contracts for the investment apartment properties are scheduled to expire through 2019. The Managing General Partner intends to seek renewal of expiring subsidy contracts, when appropriate, for its properties. HUD has in the past approved new subsidy contracts on an annual basis subject to annual appropriations by Congress. The initial HUD contract renewal process currently provides owners six options for renewing their Section 8 contract depending upon whether the owner can meet the eligibility criteria. Historically, the Local Partnerships in which the Partnership is invested have met the criteria necessary to renew their respective Section 8 contracts.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $7,858,866 as of September 30, 2007, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 9, 2007, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money notes and related accrued interest, and for operating cash reserves.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $9,317,081 plus aggregate accrued interest of $41,772,873 as of September 30, 2007, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

     The collateral that secured the purchase money notes related to the following properties was sold or transferred to the noteholders during 2007 and 2006.


     Property                                Principal         Date          Disposition
     --------                               ----------     --------------    -----------
     Crescent Gardens - Second Note         $  434,000     June 2007         Sale
     Jewish Federation                       1,350,000     June 2007         Sale
     Harborview                              3,000,000     September 2006    Transferred


Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The purchase money notes related to the following properties have matured and have not been paid or extended as of November 9, 2007.


                                                      Accrued Interest
                                                           As of
     Property                         Principal      September 30, 2007     Maturity
     --------                         -----------    ------------------    -----------
     Westport Village (1)              $  840,000        $2,555,685          09/01/99
     Pilgrim Tower East                 1,450,000 (2)     4,418,935          11/30/03
     Cedar Point                        1,320,000         3,680,854          08/30/04
     Thornwood House                    1,775,000         4,769,052          08/30/04


     (1)  In receivership.
     (2)  Remaining principal, after partial payment.

     The purchase money note secured by the Partnership's interest in Asbury Tower was due to mature on August 31, 2004. However, the noteholder has agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of September 30, 2007, principal and accrued interest due on the purchase money note were $3,432,081 and $23,498,039, respectively. The Local Managing General Partner is currently negotiating the sale of the property related to Asbury Towers to an affiliate. Proceeds from the sale will be used to payoff the purchase money note at a discount. There is no assurance that the sale of the property will occur.

     Due to the impending sale of the property owned by Asbury Tower, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $53,727 at both September 30, 2007 and December 31, 2006, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

     The remaining purchase money note related to Northridge Park matures in 2025. As of September 30, 2007, principal and accrued interest balances were $500,000 and $2,850,308, respectively.

     As of September 30, 2007, Westport Village is in receivership. The Partnership's non-recourse purchase money notes and accrued interest totaled $840,000 and $2,555,685, respectively at September 30, 2007. The Partnership is not anticipating any loss resulting from the anticipated change in ownership.

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or the sale of the real estate. Of the eleven Local Partnerships in which the Partnership is invested as of September 30, 2007, the four Local Partnerships with associated purchase money notes which have matured, or which mature through September 30, 2008, and which remain unpaid or unextended as of November 9, 2007, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.


                               Percentage of Total       Partnership's Share of
                             Distributions Received           Income from
     For the Year Ending      from Local Partnerships      Local Partnerships
     -------------------     ------------------------    ----------------------

     December 31, 2005                 0.0%                   $ 35,591
     December 31, 2006                 0.0%                   $539,623


     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2007, existing cash resources and the receipt of distributions from Local Partnerships were adequate to support operating cash requirements. Cash and cash equivalents decreased $220,534 during the nine month period ended September 30, 2007, primarily due to operating expenses paid in cash.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                              Results of Operations
                              ---------------------

     The Partnership recognized net loss for the three month period ended September 30, 2007, compared to net income during the corresponding period in 2006, primarily due to decreases in gain from extinguishment of debt and gain on disposition of investment in partnerships and increases in general and administrative expenses and professional fees, partially offset by decreases in share of loss from partnerships and interest expense. General and administrative expenses increased primarily due to higher reimbursed payroll costs. Professional fees increased due to higher audit costs. Share of loss from partnerships decreased primarily due to lower operating expenses at one property and the cessation of loss related to a property transferred in 2006. Interest expense decreased due to a lower purchase money note balance.

     The Partnership's net income for the nine month period ended September 30, 2007, increased from the corresponding period in 2006, primarily due to increases in gain from extinguishment of debt, relating to the sales of Crescent Gardens and Jewish Federation, and interest revenue and a decrease in interest expense, partially offset by a decrease in gain on disposition of investment in partnerships and increases in general and administrative expenses and professional fees. Interest revenue increased due to higher rates in 2007. Interest expense decreased due to a lower purchase money note balance. General and administrative expenses increased primarily due to higher reimbursed payroll costs. Professional fees increased due to higher audit costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2007 did not include losses of $233,725 and $701,175, respectively, compared to excluded losses of $282,439 and $847,320 for the three and nine month periods ended September 30, 2006, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended September 30, 2007.


Item 3. Controls and Procedures

     In October 2007, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on the October 2007 evaluation, and subject to the foregoing, the Principal Executive Officer and

Part I. FINANCIAL INFORMATION
Item 3. Controls and Procedures - Continued


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


Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2007, but not reported, whether or not otherwise required by this Form 10-QSB at September 30, 2007.

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


                               CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                               -------------------------------------------------
                               (Registrant)

                               by:  C.R.I., Inc.
                                    --------------------------------------------
                                    Managing General Partner




November 9, 2007                    by:  /s/ H. William Willoughby
----------------                         ---------------------------------------
DATE                                     H. William Willoughby,
                                         Director, President, Secretary,
                                           Principal Financial Officer and
                                           Principal Accounting Officer