Form 10KSB
period 2007-12-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2008-04-15
CIK 740371

-------------------------------------------------------------------------------



                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-KSB





                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007





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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year $1,084,163.

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

                        2007 ANNUAL REPORT ON FORM 10-KSB

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


                                     PART II

Item 5.  Market for the Registrant's Partnership Interests
           and Related Partnership Matters ............................... II-1
Item 6.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................... II-2
Item 7.  Financial Statements............................................. II-7
Item 8.  Changes In and Disagreements With Accountants
           on Accounting and Financial Disclosure......................... II-7
Item 8A. Controls and Procedures.......................................... II-7
Item 8B. Other Information................................................ II-8



                                    PART III

Item 9.  Directors and Executive Officers of the Registrant............... III-1
Item 10. Executive Compensation........................................... III-1
Item 11. Security Ownership of Certain Beneficial Owners and Management... III-2
Item 12. Certain Relationships and Related Transactions................... III-3
Item 13. Exhibits......................................................... III-3
Item 14  Principal Accountant Fees and Services........................... III-4

Signatures................................................................ III-5

Report of Independent Registered Public Accounting Firm................... III-7

Financial Statements...................................................... III-9

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

     Capital Realty Investors-IV Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983. On June 13, 1984, the Partnership commenced offering 75,000 units of additional limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Partnership closed the offering on August 31, 1984, at which time 73,500 units of additional limited partnership interest had become subscribed. As of December 31, 2007, 163 units of additional limited partner interest had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in 47 Local Partnerships. As of December 31, 2007, the Partnership retained investments in eleven Local Partnerships. Each of these Local Partnerships owns either a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex. The original objectives of these investments, not necessarily in order of importance, were to:

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

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 44 (ten remaining as of December 31,
2007)  Local  Partnerships.  As  a  limited  partner,  the  Partnership's  legal liability for obligations of the Local Partnerships is limited to its investment. In another three (one remaining as of December 31, 2007) Local Partnerships which are general partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships. In all cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the ten Local Partnerships and one intermediary partnership. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

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

     The loan encumbering the property associated with the Partnership's investment in Westport Village is in default. The managing general partner of the Local Partnership was unable to reach an agreement with the Illinois Housing Development Authority (IHDA) to a mortgage restructuring. As of December 31, 2007, Westport Village is in receivership and the Partnership is working with the IHDA for a sale of the property in lieu of foreclosure. The Partnership's basis in its investment in Westport Village is $0 at both December 31, 2007 and December 31, 2006. (Acquisition fees and purchase costs totaled $0 at both
December 31, 2007 and December 31, 2006.) The Partnership's non-recourse purchase money notes and accrued interest thereon total $840,000 and $2,584,765, respectively, at December 31, 2007 relating to this property. The Partnership is not anticipating any loss resulting from the change in ownership.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2007, follows.


           SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                              HAS AN INVESTMENT(1)

                                                                                                      Units
                              Mortgage                                                            Authorized for     Expiration
 Name and Location           Payable at         Financed and/or Insured             Number of       Low Income           of
of Apartment Complex        12/31/07 (2)        and/or Subsidized Under            Rental Units     Subsidies       HAP Contract
---------------------       ------------     -------------------------------       ------------   --------------    ------------
Asbury Tower                $ 4,907,743      New Jersey Housing and                     350             145          08/01/13 (3)
 Asbury Park, NJ                              Mortgage Finance Agency
                                              (NJHMFA)/236

Cedar Point                   1,551,800      Illinois Housing Development               160              --             --
 Springfield, IL                              Authority (IHDA)/236

Fairway Park Apts.            8,750,317      IHDA                                       210              42          12/31/09 (3)
 Naperville, IL

Hale Ohana                    1,420,439      USDA-Rural Development                      30              --             --
 Koloa, Kauai, HI                             (USDA-RD)/515

Madison Square                3,691,928      Michigan State Housing Devel-              133             133          01/29/15
 Grand Rapids, MI                             opment Authority

Mary Allen West Tower           605,000      City of Galesburg                          154             153          02/08/09
 Galesburg, IL

Northridge Park               5,554,682      California Housing Finance                 104              --             --
 Salinas, CA                                  Agency (CHFA)

Pilgrim Tower East            4,246,677      CHFA                                       158             157          10/17/19
 Pasadena, CA

Thornwood House               2,190,575      IHDA/236                                   183              --             --
 University Park, IL

Tradewinds Terrace              694,538      FHA/236                                    122              52          04/30/10 (3)
 Traverse City, MI

Westport Village (4)          1,118,199      IHDA/236                                   121              --                --
  Freeport, IL
                            -----------                                               -----           -----
Totals (11 Properties)      $34,731,898                                               1,725             682
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

                                   (continued)

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------


           SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
            IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                        HAS AN INVESTMENT(1) - Continued

                                                                                          Average Effective Annual
                                            Units Occupied As                                   Rental Per Unit
                                        Percentage of Total Units                            for the Years Ended
                                           As of December 31,                                     December 31,
 Name and Location                 ----------------------------------      -----------------------------------------------------
of Apartment Complex               2007   2006    2005    2004   2003        2007        2006        2005       2004      2003
--------------------               ----   ----    ----    ----   ----      -------     -------     -------    -------    -------
Asbury Tower                        77%    89%    100%    100%   100%      $ 6,322     $ 7,067     $ 7,383    $ 7,555    $ 7,309
 Asbury Park, NJ

Cedar Point                         90%    89%     93%     95%    96%        5,150       5,330       5,162      5,253      6,382
 Springfield, IL

Fairway Park Apt.                   97%    95%     98%     95%    96%       11,298      10,579      10,273      9,964      9,373
 Naperville, IL

Hale Ohana                          97%    97%     98%     98%    90%        9,003       8,958       9,088      9,068      8,066
 Koloa, Kauai, HI

Madison Square                      82%    89%     91%     94%    96%        6,674       7,160       7,148      7,292      7,486
 Grand Rapids, MI

Mary Allen West Tower               83%    86%     87%     94%    94%        5,165       5,368       5,414      5,777      5,822
 Galesburg, IL

Northridge Park                     95%    96%     97%     92%    93%       12,349      11,836      11,062     11,441     10,942
 Salinas, CA

Pilgrim Tower East                  99%    98%     97%     99%    99%       10,669      10,022       9,506      9,366      9,091
 Pasadena, CA

Thornwood House                     92%    91%     95%     95%    96%        5,950       5,807       5,968      5,851      7,215
 University Park, IL

Tradewinds Terrace                  96%    94%     95%     96%    97%        5,764       5,547       5,352      5,338      5,327
 Traverse City, MI

Westport Village (4)                75%    73 %    68%     77%    79%        3,932       3,669       3,628      4,203      4,101
  Freeport, IL
                                   ---    ---     ---     ---    ---       -------     -------     -------    -------    -------
Totals (11 Properties) (5)          89%    91%     93%     94%    94%      $ 7,480     $ 7,395     $ 7,271    $ 7,373    $ 7,374
                                   ===    ===     ===     ===    ===       =======     =======     =======    =======    =======

     (1) All properties are multifamily housing complexes. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
     (2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2007.
     (3) The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.
     (4)  Westport Village is in receivership.
     (5) The totals for the percentage of units occupied and the average annual rental per unit are based on a simple average.

                                     PART I
                                     ------

ITEM 1. BUSINESS - Continued
        --------

     In June 2007, the remaining half of the Partnership's Limited Partner interest in Crescent Gardens was sold, subject to the right of the holders of the Second Crescent Note. See the notes to consolidated financial statements for additional information concerning the sale.

     In June 2007, the property owned by Jewish Federation was sold. See the notes to consolidated financial statements for additional information concerning the sale.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

     (b) As of April 15, 2008, there were approximately 4,643 registered holders of Units in the Partnership.

     (c) On November 10, 2006, the Managing General Partner made cash distributions of $2,273,447 ($31 per Unit) to holders of record as of November 1, 2006. The distributions consisted of proceeds received from the sales of the properties owned by Chippewa County and Riverview Manor.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in this annual report on Form 10-KSB at December 31, 2007. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for seven Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

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

     Subsidy contracts for the investment apartment properties are scheduled to expire through 2019. The Local Partnerships seek renewal of expiring subsidy contracts, when appropriate, for their properties. HUD has in the past approved new subsidy contracts on an annual basis subject to annual appropriations by Congress. The initial HUD contract renewal process currently provides owners six options for renewing their Section 8 contract depending upon whether the owner can meet the eligibility criteria. Historically, the Local Partnerships in which the Partnership is invested have met the criteria necessary to renew their
Section 8 contracts.

     As of December 31, 2007, the carrying amount of the Partnership's investment in the Local Partnership with a Section 8 HAP contract expiring in 2008 was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2007, the Partnership had approximately 4,647 investors who held a total of 73,337 units of additional limited partner interest which were originally sold for the aggregate amount of $73,337,000. The Partnership

                                    PART II
                                    -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

originally made investments in 47 Local Partnerships, of which eleven remain as of December 31, 2007. The Partnership's liquidity, with unrestricted cash resources of $8,046,599 as of December 31, 2007, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of April 15, 2008, there were no material commitments for capital expenditures.

     During 2007 and 2006, the Partnership received distributions of $402,772 and $475,019, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $9,317,081, plus aggregate accrued interest of $42,594,387, as of December 31, 2007, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

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


     Property                           Principal              Date            Disposition
     --------                          -----------         --------------      -----------
     Crescent Gardens - Second Note    $  434,000          June 2007           Sale
     Jewish Federation                  1,350,000          June 2007           Sale
     Harborview                         3,000,000          September 2006      Transferred


     The purchase money notes related to the following properties have matured and have not been paid or extended as of April 15, 2008.

                                                         Accrued Interest
                                                               as of
     Property                           Principal        December 31, 2007     Maturity
     --------                          -----------       -----------------     --------
     Westport Village (1)              $  840,000            $2,584,765        09/01/99
     Pilgrim Tower East                 1,450,000 (2)         4,473,761        11/30/03
     Cedar Point                        1,320,000             3,726,106        08/30/04
     Thornwood House                    1,775,000             4,829,316        08/30/04


     (1) In receivership.
     (2) Remaining principal, after a partial payment.

     The  purchase  money note secured by the  Partnership's  interest in Asbury
Tower was due to mature on August 31, 2004. However, the noteholder orally agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of April 15, 2008, no such notice has been received. As of December 31, 2007, principal and accrued interest due on the purchase money note were $3,432,081 and $24,065,652, respectively. The Local Managing General Partner is currently negotiating the sale of the property owned by Asbury Tower to an affiliate. Proceeds from the sale will be used to pay off the purchase money note at a discount. There is no assurance that the sale of the property will occur.

     Due to the impending sale of the property owned by Asbury Tower, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $53,727 at both December 31, 2007 and December 31 2006, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

     The purchase money note related to Northridge Park matures in 2025. As of December 31, 2007, principal and accrued interest balances were $500,000 and $2,914,787, respectively.

                                    PART II
                                    -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

     As of December 31 2007, Westport Village is in receivership. The Partnership's non-recourse purchase money notes and accrued interest totaled $840,000 and $2,584,765, respectively at December 31, 2007. The Partnership is not anticipating any loss resulting from the change in ownership.

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

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to limited partners at a federal tax rate of up to 35.0%. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate. Of the eleven Local Partnerships in which the Partnership is invested as of December 31, 2007, the four Local Partnerships with associated purchase money notes which have matured, or which mature through December 31, 2007, and which remain unpaid or unextended as of April 15, 2008, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                                    PART II
                                    -------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                               Percentage of Total       Partnership's Share of
                              Distributions Received       Income (Loss) from
     For the Year Ending      from Local Partnerships      Local Partnerships
     -------------------      -----------------------    ----------------------

     December 31, 2006                  0%                      $539,623
     December 31, 2007                  0%                      $ 69,448


     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2007, existing cash resources and cash provided by investing activities were adequate to support net cash used in operating cash requirements. Cash and cash equivalents decreased $32,801 during 2007 primarily due operating expenses paid in cash. For the years ended December 31, 2007 and December 31, 2006, distributions of $402,772 and $475,019, respectively were received from Local Partnerships. The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program with the resulting reduction in rental revenues.

     On November 10, 2006, the Managing General Partner made cash distributions of $2,273,447 ($31 per Unit) to holders of record as of November 1, 2006. The distributions consisted of proceeds received from the sales of the properties owned by Chippewa County and Riverview Manor.

                              Results of Operations
                              ---------------------

2007 Versus 2006
----------------

     The Partnership's net income for the year ended December 31, 2007, increased compared to 2006, primarily due to an increase in gain from extinguishment of debt, relating to the sales of Crescent Gardens and Jewish Federation and decreases in interest expense and amortization of deferred costs, partially offset by decreases in share of income from partnerships, interest and other revenue and gain on disposition of investment in partnerships, and increases in general and administrative expenses and professional fees. Interest expense and amortization of deferred costs decreased due to a lower purchase money note balance. Share of income from partnerships decreased primarily due to lower other income at one property and the cessation of income from properties sold in 2006. General and administrative expenses increased primarily due to higher reimbursed payroll costs. Professional fees increased primarily due to higher audit costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2007 and 2006, did not include losses of $1,762,538 and $1,187,011, respectively. Distributions of $402,772 and $461,733 received from three and four Local Partnerships during 2007 and 2006, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     The combined rental revenues for the Partnership's remaining eleven properties for the five years ended December 31, 2007, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2007 and prior years.


                                                          For the years ended December 31,
                       ----------------------------------------------------------------------------------------------------
                          2007                  2006                  2005                  2004                   2003
                       -----------          ------------           -----------           -----------            -----------
Combined Rental
  Revenue              $12,600,267           $12,593,352           $12,460,870           $12,609,126           $12,722,686

Annual Percentage
  Increase                          0.1%                    1.1%               (1.2)%                 (0.9)%



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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 8A. CONTROLS AND PROCEDURES
         -----------------------

     In January 2008, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that

                                    PART II
                                    -------

ITEM 8A. CONTROLS AND PROCEDURES - Continued
         -----------------------

as of December 31, 2007, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


ITEM 8B. OTHER INFORMATION
         -----------------

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2007, but not reported, whether or not otherwise required by this Form 10-KSB at December 31, 2007.

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

William B. Dockser, 71, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 61, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at April 15, 2008.

                                                                   % of Total
           Name and Address               Amount and Nature       Units Issued
          of Beneficial Owner          of Beneficial Ownership   and Outstanding
          -------------------         ------------------------   ---------------

          Equity Resource                    17,536 Units              23.9%
            Investments, LLC
          44 Brattle Street
          Cambridge, MA 02138

          Peachtree Partners &                4,016 Units              5.5%
            Affiliates
          P. O. Box 47638
          Phoenix, AZ 85068

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of April 15, 2008, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2007 and 2006, the Partnership retained Grant Thornton LLP to provide services as follows.


                                      Year Ended December 31,
                                    ----------------------------
                                      2007                2006
                                    --------            --------

         Audit fees                 $155,444            $139,994
         Audit-related fees               --                  --
         Tax fees (1)                 32,250              30,450
         All other fees                   --                  --
                                    --------            --------
             Total billed           $187,694            $170,444
                                    ========            ========

     (1)  Preparation of Partnership federal and state tax returns.


     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2007 and 2006, which services it was determined did not compromise Grant Thornton LLP's independence.

                                     III-4

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CAPITAL REALTY INVESTORS-IV
                                    LIMITED PARTNERSHIP
                                  ---------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       ----------------------------------------
                                       Managing General Partner



April 15, 2008                         by:  /s/ William B. Dockser
--------------                              -----------------------------------
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


April 15, 2008                         by:  /s/ H. William Willoughby
--------------                              -----------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Accounting Officer

                                     III-5

        Management's Report on Internal Control Over Financial Reporting


     Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that:

     (1) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership.

     (2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

     (3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of the Partnership's assets that could have a material effect on the financial statements.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership.

     Management has used the framework set forth in the report entitled "Internal Control -- Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Partnership's internal control over financial reporting. Management has concluded that the Partnership's internal control over financial reporting was effective as of December 31, 2007.

     This annual report does not include an attestation report of the Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.


                                     III-6

Report of Independent Registered Public Accounting Firm


The Partners
Capital Realty Investors-IV Limited Partnership

We have audited the accompanying consolidated balance sheets of Capital Realty Investors-IV Limited Partnership (a Maryland limited partnership) and subsidiaries (the Partnership) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $69,448 and $539,623 of income in 2007 and 2006, respectively, included in the Partnership's 2007 and 2006 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

                                     III-7

In our opinion, based upon our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Realty Investors-IV Limited Partnership as of December 31, 2007 and 2006, and the results of its operations, changes in partners' (deficit) capital and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP


McLean, Virginia
April 15, 2008


                                     III-8

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                              For the years ended
                                                                                  December 31,
                                                                          ----------------------------
                                                                              2007            2006
                                                                          ------------    ------------
Investments in partnerships ...........................................   $  5,709,149    $  2,434,786
Investment in partnerships held for sale or transfer ..................         93,459       3,181,996
Cash and cash equivalents .............................................      8,046,599       8,079,400
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $101,561 and $69,455, respectively         73,928          56,555
Property purchase costs,
  net of accumulated amortization of $97,084 and $80,249, respectively          63,580          57,934
Sale proceeds receivable ..............................................           --            27,235
Other assets ..........................................................         32,230          35,309
                                                                          ------------    ------------

      Total assets ....................................................   $ 14,018,945    $ 13,873,215
                                                                          ============    ============




                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ....................................   $  9,317,081    $ 11,101,081
Accrued interest payable ..............................................     42,594,387      54,197,877
Accounts payable and accrued expenses .................................        192,387         189,474
                                                                          ------------    ------------

      Total liabilities ...............................................     52,103,855      65,488,432
                                                                          ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..................................................          2,000           2,000
    Limited Partners ..................................................     73,501,500      73,501,500
                                                                          ------------    ------------

                                                                            73,503,500      73,503,500

  Less:
    Accumulated distributions to partners .............................    (19,161,217)    (19,161,317)
    Offering costs ....................................................     (7,562,894)     (7,562,894)
    Accumulated losses ................................................    (84,864,299)    (98,394,506)
                                                                          ------------    ------------

      Total partners' deficit .........................................    (38,084,910)    (51,615,217)
                                                                          ------------    ------------

      Total liabilities and partners' deficit .........................   $ 14,018,945    $ 13,873,215
                                                                          ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-9

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             For the years ended
                                                                                 December 31,
                                                                         ------------------------------
                                                                             2007              2006
                                                                         -----------        -----------
Share of income from partnerships                                        $   678,660        $ 1,346,610
                                                                         -----------        -----------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt                                      17,498,567         10,169,272
    Interest and other                                                       405,503            416,859
                                                                         -----------        -----------

                                                                          17,904,070         10,586,131

  Expenses:
    Interest                                                               4,150,418          4,974,172
    Management fee                                                           375,000            375,000
    General and administrative                                               299,733            262,372
    Professional fees                                                        199,680            170,444
    Amortization of deferred costs                                            27,692             44,400
                                                                         -----------        -----------

                                                                           5,052,523          5,826,388
                                                                         -----------        -----------

      Total other revenue and expenses                                    12,851,547          4,759,743
                                                                         -----------        -----------


Income before gain on disposition
  of investment in partnership                                            13,530,207          6,106,353
                                                                         -----------        -----------

Gain on disposition of investment in partnerships,
  net of disposition fees                                                         --            626,386
                                                                         -----------        -----------

Net income                                                               $13,530,207        $ 6,732,739
                                                                         ===========        ===========


Net income allocated to General Partners (1.51%)                         $   204,306        $   101,664
                                                                         ===========        ===========

Net income allocated to Initial and Special Limited Partners (1.49%)     $   201,600        $   100,318
                                                                         ===========        ===========

Net income allocated to Additional Limited Partners (97%)                $13,124,301        $ 6,530,757
                                                                         ===========        ===========

Net income per unit of Additional Limited Partner Interest,
  based on 73,337 units outstanding, respectively                        $    178.96        $     89.05
                                                                         ===========        ===========



                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-10

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                                            Initial and
                                                                              Special          Additional
                                                            General           Limited           Limited
                                                            Partners          Partners          Partners            Total
                                                           -----------      -----------       ------------      ------------
Partners' deficit, January 1, 2006                         $(1,631,587)     $(1,617,899)      $(52,825,023)     $(56,074,509)

  Net income                                                   101,664          100,318          6,530,757         6,732,739

  Distribution of $31.00 per unit
    of Additional Limited Partner Interest                          --               --         (2,273,447)       (2,273,447)
                                                           -----------      -----------       ------------      ------------

Partners' deficit, December 31, 2006                        (1,529,923)      (1,517,581)       (48,567,713)      (51,615,217)
                                                           -----------      -----------       ------------      ------------

  Net income                                                   204,306          201,600         13,124,301        13,530,207

  Abandoned unit                                                    --               --                100               100
                                                           -----------      -----------       ------------      ------------

Partners' deficit, December 31, 2007                       $(1,325,617)     $(1,315,981)      $(35,443,312)     $(38,084,910)
                                                           ===========      ===========       ============      ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                                      III-11

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the years ended
                                                                                          December 31,
                                                                                  ----------------------------
                                                                                      2007            2006
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $ 13,530,207    $  6,732,739

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (678,660)     (1,346,610)
    Gain from extinguishment of debt ..........................................    (17,498,567)    (10,169,272)
    Gain on disposition of investment in partnerships,
      net of disposition fees .................................................           --          (626,386)
    Amortization of deferred costs ............................................         27,692          44,400

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................          3,079         (33,909)
      Increase in accrued interest payable ....................................      4,150,418       4,974,172
      Increase in accounts payable and accrued expenses .......................          2,913          14,214
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (462,918)       (410,652)
                                                                                  ------------    ------------


Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        402,772         475,019
  Collection of sale proceeds receivable ......................................         27,245            --
  Proceeds from disposition of investment in partnership ......................           --         2,383,129
  Disposition fee paid to related party .......................................           --           (90,000)
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................        430,017       2,768,148
                                                                                  ------------    ------------


Cash flows from financing activities:
  Distribution to Additional Limited Partners .................................            100      (2,273,447)
                                                                                  ------------    ------------

        Net cash used in financing activities .................................            100      (2,273,447)
                                                                                  ------------    ------------


Net (decrease) increase in cash and cash equivalents ..........................        (32,801)         84,049

Cash and cash equivalents, beginning of year ..................................      8,079,400       7,995,351
                                                                                  ------------    ------------

Cash and cash equivalents, end of year ........................................   $  8,046,599    $  8,079,400
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

                                      III-12

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a.   Organization
          ------------

          Capital Realty Investors-IV Limited Partnership (the Partnership) was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983, and shall continue until December 31, 2038, unless sooner dissolved in accordance with the terms of the Partnership Agreement. The Partnership was formed to invest in real estate by acquiring and holding limited partner interests in limited partnerships (Local Partnerships) that own and operate federal or state government-assisted apartment properties, which provide housing principally to the elderly or to individuals and families of low or moderate income, or conventionally financed apartment properties, located throughout the United States.

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

          The Partnership sold 73,500 units at $1,000 per unit of additional limited partner interest through a public offering. The offering period was terminated on August 31, 1984. As of December 31, 2007, 163 units of additional limited partner interest had been abandoned.

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

     d.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships or intermediary partnership. Under this method, the carrying amount of the investments in Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2007 and 2006, the Partnership's share of cumulative losses of seven and nine of the Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $12,404,618 and $11,603,863, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying

                                     III-13

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     consolidated financial statements. Distributions of $402,772 and $461,733, received from three and four Local Partnerships during 2007 and 2006, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

     e.   Investment in partnerships held for sale or transfer
          ----------------------------------------------------

          The Partnership is currently negotiating the transfer of its interest in Pilgrim Tower East Associates (Pilgrim Tower East) as further discussed in Note 2.a. Accordingly, the Partnership's investment in the Local Partnership remains classified as investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets at December 31, 2007 and 2006. The Local Managing General Partner is currently negotiating the sale of Asbury Tower Associates Limited Partnership (Asbury Towers). Accordingly, the Partnership's investment in the Local Partnership was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2007 and December 31, 2006. As Westport Associates (Westport Village) is in receivership, as further discussed in Note 2.a., the Partnership's investment in the Local Partnership was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2007 and December 31, 2006. The Partnership's basis in its investment in Westport Village is $0 at both December 31, 2007 and December 31, 2006. At December 31, 2006 the Partnership's investment in the Local Partnership of Jewish Federation was reclassified to investment in partnerships held for sale or transfer. In June 2007, the property owned by Jewish Federation was sold. The Partnership agreed in principle to assign its interests in Southwest Development Co. (Cedar Point) and Thornwood House Associates (Thornwood House) to the noteholders. Accordingly, the Partnership's investment in the Local Partnerships of Cedar Point and Thornwood House had been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2006, as further discussed in Note 2.a. When investments are reclassified to investment in partnerships held for sale or transfer, amortization of the acquisition fees and property purchase costs are discontinued. Assets held for sale or transfer are not recorded in excess of their net realizable value.

     f.   Cash and cash equivalents
          -------------------------

          Cash and cash equivalents consist of money market funds, time and demand deposits and repurchase agreements with original maturities of three months or less. Interest income is recognized as earned.

     g.   Income taxes
          ------------

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

     h.   Use of estimates
          ----------------

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

     i.   Fair value of financial instruments
          -----------------------------------

          The consolidated financial statements include estimated fair value information as of December 31, 2007 and 2006, as required by Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosure About Fair Value of Financial Instruments. Such information, which pertains to the Partnership's financial instruments (primarily cash and cash equivalents and purchase money notes), is based on the requirements set forth in SFAS No. 107 and does not purport to represent the aggregate net fair value of the Partnership.

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

     j.   Allocation of net income (loss)
          -------------------------------

          Net income (loss) is allocated based on respective partnership interest or units outstanding. The Partnership has no dilutive interests.

     k.   New accounting pronouncement
          ----------------------------

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


2.   INVESTMENTS IN PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2007 and 2006, the Partnership held limited partner interests in eleven and thirteen Local Partnerships, respectively, which

                                     III-15

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     were organized to develop, construct, own, maintain and operate rental apartment properties. The remaining amounts due on investments in the Local Partnerships follow.

                                                   December 31,
                                        ---------------------------------
                                            2007                  2006
                                        ------------          -----------

     Purchase money notes due in:
       1999                             $   840,000           $ 1,274,000
       2003                               1,450,000             1,450,000
       2004                               6,527,081             7,877,081
       2025                                 500,000               500,000
                                        ------------          -----------

          Subtotal                        9,317,081            11,101,081
                                        ------------          -----------

     Accrued interest payable            42,594,387            54,197,877
                                        -----------           -----------
          Total                         $51,911,468           $65,298,958
                                        ===========           ===========


          The remaining purchase money notes have stated interest rates ranging from 8.17% to 9.00%, certain of which are compounded annually. The purchase money notes are non- recourse, but their terms provide for payment in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

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


     Property                           Principal              Date            Disposition
     --------                          -----------         --------------      -----------
     Crescent Gardens - Second Note    $  434,000          June 2007           Sale
     Jewish Federation                  1,350,000          June 2007           Sale
     Harborview                         3,000,000          September 2006      Transferred


     The purchase money notes related to the following properties have matured and have not been paid or extended as of April 15, 2008.

                                                         Accrued Interest
                                                               as of
     Property                           Principal        December 31, 2007     Maturity
     --------                          -----------       -----------------     --------
     Westport Village (1)              $  840,000            $2,584,765        09/01/99
     Pilgrim Tower East                 1,450,000 (2)         4,473,761        11/30/03
     Cedar Point                        1,320,000             3,726,106        08/30/04
     Thornwood House                    1,775,000             4,829,316        08/30/04


     (1) In receivership.
     (2) Remaining principal, after a partial payment.

          The purchase money note secured by the Partnership's interest in Asbury Tower was due to mature on August 31, 2004. However, the noteholder orally agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of April 15, 2008, no such notice has been received. As of December 31, 2007, principal and accrued interest due on the purchase money note were $3,432,081 and $24,065,652, respectively. The Local Managing General Partner is currently negotiating the sale of the property owned by Asbury Tower to an affiliate. Proceeds from the sale will be used to pay off the purchase money note at a discount. There is no assurance that the sale of the property will occur.

                                     III-16

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          Due to the impending sale of the property owned by Asbury Tower, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $53,727 at both December 31, 2007 and December 31 2006, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

          The purchase money note related to Northridge Park matures in 2025. As of December 31, 2007, principal and accrued interest balances were $500,000 and $2,914,787, respectively.

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

          The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to limited partners at a federal tax rate of up to 35.0%. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash flow distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate. Of the eleven Local Partnerships in which the Partnership is invested as of December 31, 2007, the four Local Partnerships with associated purchase money notes which have matured and are in default, and which remain unpaid or unextended as of April 15, 2008, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                                     III-17

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                               Percentage of Total       Partnership's Share of
                              Distributions Received       Income (loss) from
      For the Year Ending     from Local Partnerships      Local Partnerships
      -------------------     ----------------------     ----------------------

      December 31, 2006                   0%                     $539,623
      December 31, 2007                   0%                     $ 69,448


          The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2007 and 2006, was $4,150,418 and $4,974,172,
     respectively. The accrued interest payable on the purchase money notes of $42,594,387 and $54,197,877 as of December 31, 2007 and 2006, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                   Cedar Point
                                   -----------

          The Partnership defaulted on its purchase money note secured by its interest in Cedar Point on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $3,122,592, respectively. As of April 15, 2008, principal and accrued interest of $1,320,000 and $3,778,528, respectively, were due. The Partnership had agreed in principle to assign its interest in Cedar Point to the noteholders in satisfaction of the nonrecourse note. There has been no communication with the noteholders since 2006. Therefore, effective December 31, 2007, the Partnership's basis in Cedar Point, along with associated acquisition fees and property purchase costs which had been reclassified to investment in partnership's held for sale or transfer, were returned to their respective operating accounts.

          Due to the potential transfer of the Partnership's interest in Cedar Point to the noteholders, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $2,474,963 at December 31, 2006 had been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

                                 DeAngelis Manor
                                 ---------------

          On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of April 15, 2008, the note has not been canceled pending final receipt of accumulated cash from the property's previous operations and payment thereof to the purchase money noteholder. The final cancellation of the note will have no financial impact to the Partnership.

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

                               Pilgrim Tower East
                               ------------------

          The Partnership defaulted on its purchase money note secured by its interest in Pilgrim Tower East Associates (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of April 15, 2008, principal and accrued interest of $1,450,000 and $4,537,275, respectively, were due. The Partnership and the noteholders signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. The noteholders failed to obtain required regulatory consent to the sale within the required time frame and the contract for the sale of the Partnership's interest expired in November 2003.Under the terms of the note and the Assignment and Security Agreement, the noteholders have the right to enforce its security interests in the Local Partnership subject to approval by CHFA and all other government agencies with jurisdiction over the property. The Partnership has been informed by the noteholders that they are working to obtain regulatory consent to the transfer of the Partnership's interest in 2008. There is no assurance that a transfer of the Partnership's interest in Pilgrim Tower East will occur.

          Due to the impending transfer of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at both December 31, 2007 and December 31, 2006, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                 Thornwood House
                                 ---------------

          The  Partnership  defaulted on its purchase  money note secured by its interest in Thornwood House on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,775,000 and $4,025,568, respectively. As of April 15, 2008, principal and accrued interest of $1,775,000 and $4,899,131, respectively, were due. The Partnership had agreed in principle to assign its interest to the noteholder in satisfaction of the nonrecourse note. There has been no communication with the noteholders since 2006. Therefore, effective December 31, 2007, the Partnership's basis in Thornwood House, along with associated acquisition fees and property purchase costs which had been reclassified to investment in partnerships held for sale or transfer, were returned to their respective operating accounts.

                                     III-19

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          Due to the potential transfer of the Partnership's interest in Thornwood House to the noteholders, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $581,667 at December 31, 2006, had been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

                                Westport Village
                                ----------------

          The Partnership defaulted on its purchase money notes secured by its interest in Westport Village on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of April 15, 2008, principal and accrued interest of $840,000 and $2,618,453, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow. However, there has been no response from the noteholders concerning implementing the settlement since 2000. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts.

          The loan encumbering the property associated with the Partnership's investment in Westport Village is in default. The Managing General Partner of the Local Partnership was unable to reach an agreement with the Illinois Housing Development Authority (IHDA) to a mortgage restructuring. As of December 31, 2007, Westport Village is in receivership. The Partnership is working with the IHDA for a sale of the property in lieu of foreclosure that they approved. The Partnership's non-recourse purchase money notes and accrued interest thereon total $840,000 and $2,584,765, respectively, at December 31, 2007 relating to this property. The Partnership is not anticipating any loss resulting from the change in ownership.

          As Westport Village is in receivership, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchased costs, which totaled $0 at both December 31, 2007 and December 31, 2006, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                     III-20

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     b.   Interests in profits, losses and cash distributions made by Local
          -----------------------------------------------------------------
             Partnerships
             ------------

          The Partnership has an 89.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the "Agencies") of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invested in the Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2007 and 2006, the Partnership received cash distributions from rental operations of the Local Partnerships totaling $402,772 and $475,019, respectively. As of December 31, 2007 and 2006, six and six of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $1,019,268 and $1,169,393, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

     c.   Assets held for sale or transfer
          --------------------------------

                                  Asbury Tower
                                  ------------

         See Note 2.a., above.

                                 Madison Square
                                 --------------

          On May 7, 2007, the Local Managing General Partner signed a contract to sell the property related to Madison Square, Ltd. Dividend Housing Associates (Madison Square) to a non-profit. Due to the impending sale of the property owned by Madison Square, the Partnership's basis in the Local Partnership, which totaled $0 at December 31, 2007, has been reclassified to asset held for sale or transfer in the accompanying consolidated balance sheet at that date. Net capitalized acquisition fees and property purchase costs were reduced to zero at June 30, 2007. There is no assurance that a sale will occur.

                               Pilgrim Tower East
                               ------------------

         See Note 2.a., above.

                                Westport Village
                                ----------------

         See Note 2.a., above.


                                     III-21

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     d.   Completed sales
          ---------------

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

                                Crescent Gardens
                                ----------------

          The Partnership defaulted on its two purchase money notes secured by its interest in Crescent Gardens Associates (Crescent Gardens) on July 31, 1999, when the notes matured and were not paid. The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively. The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent
     Note) in the original principal amount of $434,000, effective October 15, 1999. Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest. The agreement extended the maturity date to July 31, 2004, subject to semi-annual interest payments, and reduced the interest rate of the First Crescent Note. The Partnership did not make the semi-annual interest payment due in January 2004. In June 2005, one-half of the Partnership's limited partner interest in the Local Partnership was transferred to a designee of its current noteholder in satisfaction of that note. The transfer of one-half of the Partnership's interest in Crescent Gardens resulted in gain from extinguishment of debt for financial statement purposes of $1,348,879 in 2005, and in total gain of $1,840,362 for federal tax purposes in 2005. On June 7, 2007, the remaining half of the Partnership's Limited Partner interest in the Local Partnership was sold, subject to the right of the holders of the Second Crescent Note. As of June 7, 2007, the principal and accrued interest balances were $434,000 and $1,687,481, respectively. The sale resulted in gain from extinguishment of debt for financial statement purposes of $2,114,046 in 2007 and $2,881,618 for federal tax purposes.

                                Jewish Federation
                                ------------------

          The Partnership defaulted on its purchase money note secured by its interest in Jewish Federation Apartments Associates (Jewish Federation) on October 31, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,350,000 and $10,185,885, respectively. On June 29, 2007, the property owned by Jewish Federation was sold. The Partnership's share of the sale proceeds was applied to the pay off the purchase money note at a discount. As of June 29, 2007, the principal and accrued interest balances were $1,350,000 and $14,066,427, respectively. The sale resulted in gain on extinguishment of debt for financial statement purposes of $15,384,520 in 2007 and $14,087,237 for federal tax purposes.

                                     III-22

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued


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

     e.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the eleven Local Partnerships in which the Partnership is invested as of December 31, 2007, follow. The information is presented separately for four Local Partnerships which have investment basis (equity method), and for seven Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).


                                     III-23

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued


                             COMBINED BALANCE SHEETS
                                December 31, 2007

                                                               Equity
                                                               Method             Suspended            Total
                                                            -----------          ------------       ------------
          Number of Local Partnerships                           4                   7    (1)            11
                                                                 =                   =                   ==

          Rental property, at cost, net of
            accumulated depreciation of
            $14,292,156, $43,208,529, and
            $57,500,685, respectively                       $ 6,433,921          $ 15,950,509       $ 22,384,430
          Land                                                  886,543             3,458,035          4,344,578
          Other assets                                        3,811,537             6,698,723         10,510,260
                                                            -----------          ------------       ------------
              Total assets                                  $11,132,001          $ 26,107,267       $ 37,239,268
                                                            ===========          ============       ============


          Mortgage notes payable                            $ 5,041,913          $ 29,689,985       $ 34,731,898
          Due to general partners                                    --                67,463             67,463
          Other liabilities                                     727,893            12,009,989         12,737,882
                                                            -----------          ------------       ------------

              Total liabilities                               5,769,806            41,767,437         47,537,243

          Partners' capital (deficit)                         5,362,195           (15,660,170)       (10,297,975)
                                                            -----------          ------------       ------------

              Total liabilities and partners'
                capital                                     $11,132,001          $ 26,107,267       $ 37,239,268
                                                            ===========          ============       ============

          (1)  Westport Village is in receivership



                        COMBINED STATEMENTS OF OPERATIONS
                      For the year ended December 31, 2007


                                                               Equity
                                                               Method             Suspended            Total
                                                            -----------          ------------       ------------
          Number of Local Partnerships                           4                   7    (1)            11
                                                                 =                   =                   ==

          Revenue:
            Rental                                          $ 3,411,404          $  9,188,863       $ 12,600,267
            Other                                               358,845               605,116            963,961
                                                            -----------          ------------       ------------

              Total revenue                                   3,770,249             9,793,979         13,564,228
                                                            -----------          ------------       ------------

          Expenses:
            Operating                                         2,851,913             7,127,111          9,979,024
            Interest                                            (42,384)            1,814,893          1,772,509
            Depreciation and amortization                       682,018             2,217,599          2,899,617
                                                            -----------          ------------       ------------

              Total expenses                                  3,491,547            11,159,603         14,651,150
                                                            -----------          ------------       ------------

          Net income (loss)                                 $   278,702          $ (1,365,624)      $ (1,086,922)
                                                            ===========          ============       ============

          Cash distributions                                $        --          $    402,772       $    402,772
                                                            ===========          ============       ============

          Cash distributions recorded as income             $        --          $    402,772       $    402,772

          Partnership's share of Local Partnership
            net income (loss)                                   275,888                    --            275,888
                                                            -----------          ------------       ------------
          Share of income from partnerships                 $   275,888          $    402,772       $    678,660
                                                            ===========          ============       ============

          (1) Westport Village is in receivership.

                                     III-24

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          Combined balance sheets and combined statements of operations for the thirteen Local Partnerships in which the Partnership was invested as of December 31, 2006, follow. The information is presented separately for four Local Partnerships which have investment basis (equity method), and for nine Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).


                             COMBINED BALANCE SHEETS
                                December 31, 2006

                                                              Equity
                                                               Method          Suspended            Total
                                                            -----------      ------------       ------------
          Number of Local Partnerships                           4                 9 (1)              13
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

                                     III-25

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                      For the year ended December 31, 2006

                                                              Equity
                                                               Method            Suspended            Total
                                                            -----------        ------------       ------------
          Number of Local Partnerships                           4                    9 (1)            13
                                                                 =                    =                ==

          Revenue:
            Rental                                          $  3,854,631         $ 11,118,998     $ 14,537,779
            Other                                                835,415              674,710        1,510,125
                                                             -----------         ------------     ------------

              Total revenue                                    4,690,046           11,793,708       16,047,904
                                                             -----------         ------------     ------------

          Expenses:
            Operating                                          2,927,900            8,250,587       11,178,487
            Interest                                             435,107            2,051,760        2,051,017
            Depreciation and amortization                        657,595            2,535,839        3,193,434
                                                             -----------         ------------     ------------

              Total expenses                                   4,020,602           12,838,186       16,422,938
                                                             -----------         ------------     ------------

          Net income (loss)                                 $    669,444         $ (1,044,478)    $   (375,034)
                                                            ============         ============     ============

          Cash distributions                                $     13,286 (2)     $    461,733     $    475,019
                                                            ============         ============     ============

          Cash distributions recorded as reduction
            of investments in partnerships                  $     13,286 (2)     $         --     $     13,286
                                                            ============         ============     ============

          Cash distributions recorded as income             $         --         $    461,733     $    461,733

          Partnership's share of Local Partnership
            net income                                           884,877 (3)               --          884,877
                                                             -----------         ------------     ------------

          Share of income from partnerships                 $    884,877         $    461,733     $  1,346,610
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

     f.   Reconciliation of the Local Partnerships' financial
          ---------------------------------------------------
            statement net loss to taxable income
            ------------------------------------

          For federal income tax purposes, the Local Partnerships report on a basis whereby: (i) certain revenue and the related assets are recorded when received rather than when earned; (ii) certain costs are expensed when paid or incurred rather than capitalized and amortized over the period of benefit; and (iii) a shorter life is used to compute depreciation on the property as permitted by the Internal Revenue Code and the underlying regulations. These returns are subject to examination and, therefore, possible adjustment by the IRS.

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to taxable income follows.

                                     III-26

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                             December 31,
                                                    ----------------------------
                                                        2007            2006
                                                    ------------     -----------

     Financial statement net loss                   $(1,086,922)     $ (375,034)

     Differences between financial statement
       and tax depreciation, amortization,
       and miscellaneous differences                  2,166,725       1,719,733
                                                    ------------     -----------
     Taxable income                                 $ 1,079,803      $1,344,699
                                                    ===========      ==========


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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2007 and 2006, the Partnership paid $243,008 and $204,259, respectively, to the Managing General Partner as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

For each of the years ended December 31, 2007 and 2006, the Partnership paid the Managing General Partner a Management Fee of $375,000.

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

     Pursuant to the Partnership Agreement, all cash available for distribution, as defined, shall be distributed, not less frequently than annually, 97% to the Additional Limited Partners, one percent to the Special Limited Partner, 0.49% to the Initial Limited Partner and 1.51% in the aggregate to the General Partners after payment of the Management Fee (see Note 3), as specified in the Partnership Agreement. On November 10, 2006, the Managing General Partner made cash distributions of $2,273,447 ($31 per Unit) to holders of record as of November 1, 2006. The distributions consisted of proceeds received from the sales of the properties owned by Chippewa County and Riverview Manor.

     As defined in the Partnership Agreement, after the payment of distributions as described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2007 and 2006. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME TO TAXABLE INCOME


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


                                     III-29

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT NET INCOME TO TAXABLE INCOME - Continued

     A reconciliation of the Partnership's financial statement net income to taxable income follows.


                                                                                   For the years ended
                                                                                       December 31,
                                                                                ----------------------------
                                                                                   2007             2006
                                                                                -----------     ------------
Financial statement net income                                                  $13,530,207      $ 6,732,739

Adjustments:
  Difference between financial statement net income
    and taxable income related to the Partnership's equity
    in the Local Partnerships' income or losses                                   3,845,784        6,502,692

  Costs amortized over a shorter period for income tax purposes                      27,692           44,400

  Difference between taxable interest income
    and financial statement interest income                                         436,461          427,464

  Differences between financial statement gain (loss)
    and tax gain (loss) from the sale or transfer of properties                    (529,711)       2,129,789
                                                                                -----------     ------------
Taxable income                                                                  $17,310,433      $15,837,084
                                                                                ===========      ===========


Cash concentration risk
-----------------------

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts with the same bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2007, the uninsured portion of the cash balances was $8,150,493.

                                      # # #

                                     III-30

                                EXHIBIT No. 99 b.

Reports of other auditors relating to the audits of the financial statements of Local Partnerships in which Capital Realty Investors-IV Limited Partnership has invested.