Form 10-Q
period 2008-03-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2008-05-15
CIK 740371

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------


                                    FORM 10-Q


                               ------------------



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008


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

Yes [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer [ ]  Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]    No [ ]


--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2008



                                                                           Page
                                                                           ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - March 31, 2008 and December 31, 2007..........................   1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2008 and 2007............   2

         Consolidated Statements of Cash Flows
           - for the three months ended March 31, 2008 and 2007............   3

         Notes to Consolidated Financial Statements
           - March 31, 2008 and 2007.......................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  13

Item 4.  Controls and Procedures...........................................  17


PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................... 17

Item 5.  Other Information.................................................. 17

Item 6.  Exhibits..........................................................  18

Signature..................................................................  19

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                             March 31,      December 31,
                                                                               2008            2007
                                                                           ------------    ------------
                                                                            Unaudited)
Investments in partnerships ............................................   $  5,778,120    $  5,709,149
Investment in partnerships held for sale or transfer ...................         93,459          93,459
Cash and cash equivalents ..............................................      7,913,609       8,046,599
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $102,658 and $101,561, respectively         72,831          73,928
Property purchase costs,
  net of accumulated amortization of $98,088 and $97,084, respectively .         62,576          63,580
Other assets ...........................................................         22,025          32,230
                                                                           ------------    ------------

      Total assets .....................................................   $ 13,942,620    $ 14,018,945
                                                                           ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships .....................................   $  9,317,081    $  9,317,081
Accrued interest payable ...............................................     43,472,255      42,594,387
Accounts payable and accrued expenses ..................................        210,650         192,387
                                                                           ------------    ------------

      Total liabilities ................................................     52,999,986      52,103,855
                                                                           ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ...................................................          2,000           2,000
    Limited Partners ...................................................     73,501,500      73,501,500
                                                                           ------------    ------------

                                                                             73,503,500      73,503,500

  Less:
    Accumulated distributions to partners ..............................    (19,161,217)    (19,161,217)
    Offering costs .....................................................     (7,562,894)     (7,562,894)
    Accumulated losses .................................................    (85,836,755)    (84,864,299)
                                                                           ------------    ------------

      Total partners' deficit ..........................................    (39,057,366)    (38,084,910)
                                                                           ------------    ------------

      Total liabilities and partners' deficit ..........................   $ 13,942,620    $ 14,018,945
                                                                           ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)


                                           For the three months ended
                                                    March 31,
                                          ----------------------------
                                              2008             2007
                                          ------------    ------------

Share of income from partnerships .....   $     68,971    $     39,822
                                          ------------    ------------

Other revenue and  expenses:

  Revenue:
    Interest ..........................         77,838         102,111
                                          ------------    ------------

  Expenses:
    Interest ..........................        877,868       1,262,307
    General and administrative ........         94,378          90,509
    Management fee ....................         93,750          93,750
    Professional fees .................         51,168          46,313
    Amortization of deferred costs ....          2,101           1,650
                                          ------------    ------------

                                             1,119,265       1,494,529
                                          ------------    ------------

      Total other revenue and expenses      (1,041,427)     (1,392,418)
                                          ------------    ------------


Net loss ..............................       (972,456)     (1,352,596)

Accumulated losses, beginning of period    (84,864,299)    (98,394,506)
                                          ------------    ------------

Accumulated losses, end of period .....   $(85,836,755)   $(99,747,102)
                                          ============    ============


Net loss allocated
  to General Partners (1.51%) .........   $    (14,684)   $    (20,424)
                                          ============    ============

Net loss allocated
  to Initial and Special
  Limited Partners (1.49%) ............   $    (14,490)   $    (20,154)
                                          ============    ============

Net loss allocated
  to Additional Limited Partners (97%)    $   (943,282)   $ (1,312,018)
                                          ============    ============

Net loss per unit of
  Additional Limited Partner Interest,
    based on 73,337 units outstanding .   $     (12.86)   $     (17.89)
                                          ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                For the three months ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                    2008           2007
                                                                                -----------    -----------
Cash flows from operating activities:
  Net loss ..................................................................   $  (972,456)   $(1,352,596)

  Adjustments to reconcile net loss to net cash used in operating activities:
    Share of income from partnerships .......................................       (68,971)       (39,822)
    Amortization of deferred costs ..........................................         2,101          1,650

    Changes in assets and liabilities:
      Decrease in other assets ..............................................        10,205          1,503
      Increase in accrued interest payable ..................................       877,868      1,262,307
      Increase (decrease) in accounts payable and accrued expenses ..........        18,263        (55,109)
                                                                                -----------    -----------

        Net cash used in operating activities ...............................      (132,990)      (182,067)
                                                                                -----------    -----------

Cash flows from investing activities:
  Collection of sale proceeds receivable ....................................          --           27,235
                                                                                -----------    -----------

Net decrease in cash and cash equivalents ...................................      (132,990)      (154,832)

Cash and cash equivalents, beginning of period ..............................     8,046,599      8,079,400
                                                                                -----------    -----------

Cash and cash equivalents, end of period ....................................   $ 7,913,609    $ 7,924,568
                                                                                ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of March 31, 2008, and the results of its operations and its cash flows for the three month periods ended March 31, 2008 and 2007. The results of operations for the interim period ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-KSB at December 31, 2007.


2.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $9,317,081 plus aggregate accrued interest of $43,472,255 as of March 31, 2008, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The collateral that secured the purchase money notes related to the following properties were sold to the noteholders during 2007.


     Property                           Principal          Date        Disposition
     --------                          ----------        ---------     -----------
     Crescent Gardens - Second Note    $  434,000        June 2007        Sale
     Jewish Federation                  1,350,000        June 2007        Sale



     The purchase money notes related to the following properties have matured and have not been paid or extended as of May 15, 2008.

                                                          Accrued Interest
                                                              As of
     Property                           Principal         March 31, 2008    Maturity
     --------                          -----------        --------------    --------
     Westport Village (1)              $  840,000            $2,613,845     09/01/99
     Pilgrim Tower East                 1,450,000 (2)         4,528,587     11/30/03
     Cedar Point                        1,320,000             3,771,357     08/30/04
     Thornwood House                    1,775,000             4,889,581     08/30/04


     (1) In receivership.
     (2) Remaining principal, after partial payment.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     The purchase money note secured by the Partnership's interest in Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004. However, the noteholder orally agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of March 31, 2008, principal and accrued interest due on the purchase money note were $3,432,081 and $24,684,351, respectively. The Local Managing General Partner is currently negotiating the sale of the property owned by Asbury Towers to an affiliate. Proceeds from the sale will be used to payoff the purchase money note at a discount. There is no assurance that the sale of the property will occur.

     Due to the impending sale of the property owned by Asbury Tower, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $53,727 at both March 31, 2008 and December 31, 2007, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

     The remaining purchase money note related to Northridge Park matures in 2025. As of March 31, 2008, principal and accrued interest balances were $500,000 and $2,984,534, respectively.

     As of March 31, 2008, Westport Village is in receivership. The Partnership's non-recourse purchase money notes and accrued interest totaled $840,000 and $2,613,845, respectively at March 31, 2008. The Partnership is not anticipating any loss resulting from the anticipated change in ownership upon foreclosure.

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

                             March 31, 2008 and 2007

                                   (Unaudited)


2. INVESTMENTS IN PARTNERSHIPS - Continued

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate. Of the eleven Local Partnerships in which the Partnership is invested as of March 31, 2008, the four Local Partnerships with associated purchase money notes which have matured, or which mature through March 31, 2009, and which remain unpaid or unextended as of May 15, 2008, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                               Percentage of Total       Partnership's Share of
                             Distributions Received            Loss from
     For the Year Ending      from Local Partnerships      Local Partnerships
     -------------------     ------------------------    ----------------------

     December 31, 2007                   0%                   $ 69,448
     December 31, 2006                   0%                   $539,623


     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2008 and 2007, was $877,868 and $1,262,307, respectively. The accrued interest payable on the purchase money notes of $43,472,255 and $42,594,387 as of March 31, 2008 and December 31, 2007,
respectively, is due upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

                                   Cedar Point
                                   -----------

     The Partnership defaulted on its purchase money note secured by its interest in Southwest Development Company (Cedar Point) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $3,122,592, respectively. As of May 15, 2008, principal and accrued interest of $1,320,000 and $3,793,365, respectively, were due. The Partnership had agreed in principle to assign its interest in Cedar

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


2. INVESTMENTS IN PARTNERSHIPS - Continued

Point to the noteholders in satisfaction of the nonrecourse note. There has been no communication with the noteholders since 2006. Therefore, effective December 31, 2007, the Partnership's basis in Cedar Point, along with associated acquisition fees and property purchase costs which had been reclassified to investment in partnership's held for sale or transfer, were returned to their respective operating accounts.

                                 DeAngelis Manor
                                 ---------------

     On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of May 15, 2008, the note has not been canceled pending final receipt of accumulated cash from the property's previous operations and payment thereof to the purchase money noteholder. The final cancellation of the note will have no financial impact to the Partnership.

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note secured by its interest in Pilgrim Tower East Associates (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of May 15, 2008, principal and accrued interest of $1,450,000 and $4,555,251, respectively, were due. The Partnership and the noteholders signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. The noteholders failed to obtain required regulatory consent to the sale within the required time frame and the contract for the sale of the Partnership's interest expired in November 2003. Under the terms of the note and the Assignment and Security Agreement, the noteholders have the right to enforce its security interests in the Local Partnership subject to approval by California Housing Finance Agency and all other government agencies with jurisdiction over the property. The Partnership has been informed by the noteholders that they are working to obtain regulatory consent to the transfer of the Partnership's interest in 2008. There is no assurance that a transfer of the Partnership's interest in Pilgrim Tower East will occur.

     Due to the impending transfer of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at both March 31, 2008 and December 31, 2007, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


2. INVESTMENTS IN PARTNERSHIPS - Continued

                                 Thornwood House
                                 ---------------

     The  Partnership  defaulted  on its  purchase  money  note  secured  by its interest in Thornwood House Associates (Thornwood House) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,775,000 and $4,025,568, respectively. As of May 15, 2008, principal and accrued interest of $1,775,000 and $4,918,890, respectively, were due. The Partnership had agreed in principle to assign its interest to the noteholder in satisfaction of the nonrecourse note. There has been no communication with the noteholders since 2006. Therefore, effective December 31, 2007, the Partnership's basis in Thornwood House, along with associated acquisition fees and property purchase costs which had been reclassified to investment in partnerships held for sale or transfer, were returned to their respective operating accounts.

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes secured by its interest in Westport Village on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of May 15, 2008, principal and accrued interest of $840,000 and $2,627,988, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow. However, there has been no response from the noteholders concerning implementing the settlement since 2000. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts.

     The loan encumbering the property associated with the Partnership's investment in Westport Village is in default. The Managing General Partner of the Local Partnership was unable to reach an agreement with the Illinois Housing Development Authority (IHDA) to a mortgage restructuring. As of March 31, 2008, Westport Village is in receivership. The Partnership is working with the IHDA for a sale of the property in lieu of foreclosure that they approved. The Partnership's non-recourse purchase money notes and accrued interest thereon total $840,000 and $2,584,765, respectively, at December 31, 2007 relating to this property. The Partnership is not anticipating any loss resulting from the change in ownership.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


2. INVESTMENTS IN PARTNERSHIPS - Continued

     As Westport Village is in receivership, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchased costs, which totaled $0 at both March 31, 2008 and December 31, 2007, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


2. INVESTMENTS IN PARTNERSHIPS - Continued

the purchase money note at a discount. As of June 29, 2007, the principal and accrued interest balances were $1,350,000 and $14,066,427, respectively. The sale resulted in gain on extinguishment of debt for financial statement purposes of $15,384,520 in 2007 and $14,087,237 for federal tax purposes.

c.   Assets held for sale or transfer
     --------------------------------

                                  Asbury Tower
                                  ------------

     See Note 2.a., above.

                                 Madison Square
                                 --------------

     On May 7, 2007, the Local Managing General Partner signed a contract to sell the property related to Madison Square, Ltd. Dividend Housing Associates (Madison Square) to a non-profit. Due to the impending sale of the property owned by Madison Square, the Partnership's basis in the Local Partnership, which totaled $0 at both March 31, 2008 and December 31, 2007, has been reclassified to asset held for sale or transfer in the accompanying consolidated balance sheets. Net capitalized acquisition fees and property purchase costs were reduced to zero at June 30, 2007. There is no assurance that a sale will occur.

                               Pilgrim Tower East
                               ------------------

     See Note 2.a., above.

                                Westport Village
                                ----------------

     See Note 2.a., above.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the eleven and thirteen Local Partnerships in which the Partnership was invested as of March 31, 2008 and 2007, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)


2. INVESTMENTS IN PARTNERSHIPS - Continued


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the three months ended
                                                                          March 31,
                                                  -------------------------------------------------------------
                                                             2008                             2007
                                                  --------------------------       ---------------------------
                                                    Equity                           Equity
                                                    Method        Suspended          Method         Suspended
                                                  ----------      ----------       ----------       ----------
         Number of Local Partnerships                  4              7                 4               9
                                                       =              =                 =               =
         Revenue:
           Rental                                 $  852,851      $2,297,216       $  854,695       $2,785,103
           Other                                      89,711         151,279           81,722          166,831
                                                  ----------      ----------       ----------       ----------

             Total revenue                           942,562       2,448,495          936,417        2,951,934
                                                  ----------      ----------       ----------       ----------

         Expenses:
           Operating                                 712,978       1,781,778          731,975        2,066,201
           Interest                                  (10,596)        453,723             (186)         515,042
           Depreciation and amortization             170,505         554,400          164,399          633,979
                                                  ----------      ----------       ----------       ----------

             Total expenses                          872,887       2,789,901          896,188        3,215,222
                                                  ----------      ----------       ----------       ----------

         Net income (loss)                        $   69,675      $ (341,406)      $   40,229       $ (263,288)
                                                  ==========      ==========       ==========       ==========

         Partnership's share of Local
           Partnership net income                     68,971            --             39,822            --
                                                  --------------------------       ---------------------------

         Share of income from
           partnerships                                    $68,971                           $39,822
                                                           =======                           =======


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of March 31, 2008 and 2007, the Partnership's share of cumulative losses to date for seven of the eleven and nine of the thirteen Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $12,741,643 and $11,873,844, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2008 and 2007

                                   (Unaudited)

3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. For the three month periods ended March 31, 2008 and 2007 the Partnership paid $52,866 and $62,599 , respectively. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended March 31, 2008 and 2007.

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

Cash concentration risk
-----------------------

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts with the same bank. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2008, the uninsured portion of the cash balances was $8,011,196.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2007. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for seven Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

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

     Subsidy contracts for the investment apartment properties are scheduled to expire through 2019. The Local Partnerships seek renewal of expiring subsidy contracts, when appropriate, for its properties. HUD has in the past approved new subsidy contracts on an annual basis subject to annual appropriations by Congress. The initial HUD contract renewal process currently provides owners six options for renewing their section 8 contract depending upon whether the owner can meet the eligibility criteria. Historically, the Local Partnerships in which the Partnership is invested have met the criteria necessary to renew their respective Section 8 contracts.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     As of March 31, 2008, the carrying amount of the Partnership's investment in the Local Partnership with Section 8 HAP contracts expiring in the next 12 months and which was not sold on or before May 15, 2008, was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $7,913,609 as of March 31, 2008, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 15, 2008, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money notes and related accrued interest, and for operating cash reserves.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $9,317,081 plus aggregate accrued interest of $43,472,255 as of March 31, 2008, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     The collateral that secured the purchase money notes related to the following properties were sold to the noteholders during 2007.



      Property                                     Principal         Date       Disposition
      --------                                    ----------       ---------    -----------
      Crescent Gardens - Second Note              $  434,000       June 2007       Sale
      Jewish Federation                            1,350,000       June 2007       Sale


     The purchase money notes related to the following properties have matured and have not been paid or extended as of May 15, 2008.

                                                     Accrued Interest
                                                          As of
      Property                   Principal            March 31, 2008        Maturity
      --------                  -----------          ----------------       --------
      Westport Village (1)      $  840,000              $2,613,845          09/01/99
      Pilgrim Tower East         1,450,000 (2)           4,528,587          11/30/03
      Cedar Point                1,320,000               3,771,357          08/30/04
      Thornwood House            1,775,000               4,889,581          08/30/04


      (1) In receivership.
      (2) Remaining principal, after partial payment.

     The  purchase  money note secured by the  Partnership's  interest in Asbury
Tower was due to mature on August 31, 2004. However, the noteholder orally agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. As of March 31, 2008, principal and accrued interest due on the purchase money note were $3,432,081 and $24,684,351, respectively. The Local Managing General Partner is currently negotiating the sale of the property owned by Asbury Towers to an affiliate. Proceeds from the sale will be used to payoff the purchase money note at a discount. There is no assurance that the sale of the property will occur.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     Due to the impending sale of the property owned by Asbury Tower, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $53,727 at both March 31, 2008 and December 31, 2007, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

     The remaining purchase money note related to Northridge Park matures in 2025. As of March 31, 2008, principal and accrued interest balances were $500,000 and $2,984,534, respectively.

     As of March 31, 2008, Westport Village is in receivership. The Partnership's non-recourse purchase money notes and accrued interest totaled $840,000 and $2,613,845, respectively at March 31, 2008. The Partnership is not anticipating any loss resulting from the anticipated change in ownership upon foreclosure.

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate. Of the eleven Local Partnerships in which the Partnership is invested as of March 31, 2008, the four Local Partnerships with associated purchase money notes which have matured, or which mature through March 31, 2009, and which remain unpaid or unextended as of May 15, 2008, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.


                            Percentage of Total         Partnership's Share of
                           Distributions Received             Loss from
   For the Year Ended      from Local Partnerships        Local Partnerships
   ------------------      -----------------------      -----------------------

   December 31, 2007                 0%                       $ 69,448
   December 31, 2006                 0%                       $539,623


     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2008, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $132,990 during the three month period ended March 31, 2008, due to operating expenses paid in cash

                              Results of Operations
                              ---------------------

     The Partnership's net loss for the three month period ended March 31, 2008 decreased from the corresponding period in 2007, primarily due to decreased interest expense due to a lower purchase money note balance. Contributing to the decrease was an increase in share of income from partnerships, partially offset by a decrease in interest revenue and increases in general and administrative expenses, professional fees and amortization of deferred costs. Share of income from partnerships increased primarily due to increased revenues at two properties and decreased expenses at three properties, partially offset by lower revenue and higher expenses at one property. Interest revenue decreased due to lower cash and cash equivalent balances and rates in 2008. General and administrative expenses increased primarily due to higher reimbursed payroll costs. Professional fees increased primarily due to higher audit costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2008 and 2007 did not include losses of $440,635 and $298,900, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2008.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     Certain states may assert claims against the Partnership for failure to withhold and remit state income tax on operating profit or where the sale(s) of property in which the Partnership was invested failed to produce sufficient cash proceeds with which to pay the state tax and/or to pay statutory partnership filing fees. The Partnership is unable to quantify the amount of such potential claims at this time. The Partnership has consistently advised its Partners that they should consult with their tax advisors as to the necessity of filing non-resident returns in such states with respect to their proportional taxes due.


Item 4. Controls and Procedures

     In April 2008, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2008, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities

     See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.


Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2008, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2008.

PART I. FINANCIAL INFORMATION
Item 5. Other Information - Continued

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


                               CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                               -------------------------------------------------
                               (Registrant)

                               by:  C.R.I., Inc.
                                    --------------------------------------------
                                    Managing General Partner




May 15, 2008                        by:  /s/ H. William Willoughby
------------                             ---------------------------------------
DATE                                     H. William Willoughby,
                                         Director, President, Secretary,
                                           Principal Financial Officer and
                                           Principal Accounting Officer