Form 10-Q
period 2008-09-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2008-11-12
CIK 740371

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

                For the quarterly period ended September 30, 2008


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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2008



                                                                         Page
                                                                         ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - September 30, 2008 and December 31, 2007....................   1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three and nine months ended
             September 30, 2008 and 2007.................................   2

         Consolidated Statements of Cash Flows
           - for the nine months ended September 30, 2008 and 2007.......   3

         Notes to Consolidated Financial Statements
           - September 30, 2008 and 2007.................................   4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  14

Item 4.  Controls and Procedures.........................................  18


PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................  18

Item 5.  Other Information...............................................  19

Item 6.  Exhibits........................................................  19

Signature................................................................  20

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                      September 30,    December 31,
                                                                                          2008            2007
                                                                                      -------------   -------------
                                                                                       (Unaudited)
Investments in partnerships .......................................................   $  5,721,011    $  5,709,149
Investment in partnerships held for sale or transfer ..............................         47,471          93,459
Cash and cash equivalents .........................................................      8,052,629       8,046,599
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $102,428 and $101,561, respectively ..........         68,826          73,928
Property purchase costs,
  net of accumulated amortization of $92,414 and $97,084, respectively ............         54,751          63,580
Other assets ......................................................................         16,335          32,230
                                                                                      ------------    ------------

      Total assets ................................................................   $ 13,961,023    $ 14,018,945
                                                                                      ============    ============



                                                  LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  5,885,000    $  9,317,081
Accrued interest payable ..........................................................     19,306,242      42,594,387
Accounts payable and accrued expenses .............................................        143,098         192,387
                                                                                      ------------    ------------

      Total liabilities ...........................................................     25,334,340      52,103,855
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     73,501,500      73,501,500
                                                                                      ------------    ------------

                                                                                        73,503,500      73,503,500

  Less:
    Accumulated distributions to partners .........................................    (19,161,217)    (19,161,217)
    Offering costs ................................................................     (7,562,894)     (7,562,894)
    Accumulated losses ............................................................    (58,152,706)    (84,864,299)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................    (11,373,317)    (38,084,910)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 13,961,023    $ 14,018,945
                                                                                      ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                             For the three months ended      For the nine months ended
                                                   September 30,                   September 30,
                                           -----------------------------   ----------------------------
                                                2008           2007            2008            2007
                                           -------------   -------------   -------------   ------------
Share of (loss) income from partnerships   $   (109,244)   $     (3,973)   $    503,875    $    283,023
                                           ------------    ------------    ------------    ------------

Other revenue and  expenses:

  Revenue:
    Interest ...........................         51,095         102,473         183,754         306,745
    Gain from extinguishment of debt ...     28,168,263            --        28,168,263      17,498,567
                                           ------------    ------------    ------------    ------------

                                             28,219,358         102,473      28,352,017      17,805,312
                                           ------------    ------------    ------------    ------------

  Expenses:
    Interest ...........................        433,472         821,515       1,501,764       3,328,904
    Management fee .....................         93,750          93,750         281,250         281,250
    General and administrative .........         62,068          76,123         238,492         246,191
    Professional fees ..................         11,766          51,063         116,601         143,188
    Amortization of deferred costs .....          1,990           1,371           6,192          16,836
                                           ------------    ------------    ------------    ------------

                                                603,046       1,043,822       2,144,299       4,016,369
                                           ------------    ------------    ------------    ------------

      Total other revenue and expenses .     27,616,312        (941,349)     26,207,718      13,788,943
                                           ------------    ------------    ------------    ------------

Net income (loss) ......................     27,507,068        (945,322)     26,711,593      14,071,966

Accumulated losses, beginning of period     (85,659,774)    (83,377,218)    (84,864,299)    (98,394,506)
                                           ------------    ------------    ------------    ------------

Accumulated losses, end of period ......   $(58,152,706)   $(84,322,540)   $(58,152,706)   $(84,322,540)
                                           ============    ============    ============    ============


Net income (loss) allocated
  to General Partners (1.51%) ..........   $    415,357    $    (14,274)   $    403,345    $    212,487
                                           ============    ============    ============    ============

Net income (loss) allocated
  to Initial and Special
  Limited Partners (1.49%) .............   $    409,855    $    (14,085)   $    398,003    $    209,672
                                           ============    ============    ============    ============

Net income (loss) allocated
  to Additional Limited Partners (97%) .   $ 26,681,856    $   (916,963)   $ 25,910,245    $ 13,649,807
                                           ============    ============    ============    ============

Net income (loss) per unit of
  Additional Limited Partner Interest,
    based on 73,337 units outstanding ..   $     363.83    $     (12.50)   $     353.30    $     186.12
                                           ============    ============    ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                          September 30,
                                                                                  ----------------------------
                                                                                      2008            2007
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $ 26,711,593    $ 14,071,966

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (503,875)       (283,023)
    Gain from extinguishment of debt ..........................................    (28,168,263)    (17,498,567)
    Amortization of deferred costs ............................................          6,192          16,836

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................         15,895           2,630
      Increase in accrued interest payable ....................................      1,501,764       3,328,904
      (Decrease) increase in accounts payable and accrued expenses ............        (49,289)          9,361
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (485,983)       (351,893)
                                                                                  ------------    ------------

Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        492,013         104,014
  Collection of sale proceeds receivable ......................................           --            27,245
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................        492,013         131,259
                                                                                  ------------    ------------

Cash flows from financing activities:
  Distribution to Limited Partners ............................................           --               100
                                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents ..........................          6,030        (220,534)

Cash and cash equivalents, beginning of period ................................      8,046,599       8,079,400
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  8,052,629    $  7,858,866
                                                                                  ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of September 30, 2008, and the results of its operations for the three and nine month periods ended September 30, 2008 and 2007, and its cash flows and partners' deficit for the nine month periods ended September 30, 2008 and 2007. The results of operations for the interim periods ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's 2007 annual report on Form 10-KSB.


2.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $5,885,000 plus aggregate accrued interest of $19,306,242 as of September 30, 2008, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

     The collateral that secured the purchase money note related to Crescent Gardens was sold to the respective noteholders during 2007 and the other two listed purchase money notes were paid off at a discount from proceeds of the sales of the properties owned by the indicated Local Partnerships in 2007 and 2008.


     Property                            Principal         Date       Disposition
     --------                           -----------    -----------    -----------
     Asbury Tower                       $3,432,081     August 2008    Sale
     Crescent Gardens - Second Note        434,000     June 2007      Sale of Interest
     Jewish Federation                   1,350,000     June 2007      Sale

                                       -4-

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     The purchase money notes related to the following properties have matured and have not been paid or extended as of November 12, 2008.

                                                  Accrued Interest
                                                       As of
     Property                   Principal        September 30, 2008        Maturity
     --------                  -----------       ------------------      -----------
     Westport Village (1)      $  840,000            $2,672,005            09/01/99
     Pilgrim Tower East         1,450,000 (2)         4,638,239            11/30/03
     Cedar Point                1,320,000             3,861,859            08/30/04
     Thornwood House            1,775,000             5,010,111            08/30/04


     (1)  In receivership.
     (2)  Remaining principal, after partial payment.


     The remaining purchase money note related to Northridge Park matures in 2025. As of September 30, 2008, principal and accrued interest balances were $500,000 and $3,124,028, respectively.

     As of September 30, 2008, Westport Village is in receivership. The Partnership's non- recourse purchase money notes and accrued interest totaled $840,000 and $2,672,005, respectively at September 30, 2008. The Partnership is not anticipating any loss resulting from the anticipated change in ownership upon foreclosure.

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate. Of the ten Local Partnerships in which the Partnership is invested as of September 30, 2008, the four Local Partnerships with associated purchase money notes which have matured, or which mature through September 30, 2009, and which remain unpaid or unextended as of November 12, 2008, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2008, was $433,472 and $1,501,764, respectively, and $821,515 and $3,328,904 for the three and nine month periods ended September 30, 2007, respectively. The accrued interest payable on the purchase money notes of $19,306,242 and $42,594,387 as of September 30, 2008 and December 31, 2007, respectively, is due upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

                                   Cedar Point
                                   -----------

     The Partnership defaulted on its purchase money note secured by its interest in Southwest Development Company (Cedar Point) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $3,122,592, respectively. As of November 12, 2008, principal and accrued interest of $1,320,000 and $3,882,878, respectively, were due. The Partnership had agreed in principle to assign its interest in Cedar Point to the noteholders in satisfaction of the nonrecourse note. There has been no communication with the noteholders since 2006. Therefore, effective

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

December 31, 2007, the Partnership's basis in Cedar Point, along with associated acquisition fees and property purchase costs which had been reclassified to investment in partnerships held for sale or transfer, were returned to their respective operating accounts.

                                 DeAngelis Manor
                                 ---------------

     On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of November 12, 2008, the note has not been canceled pending final receipt of accumulated cash from the property's previous operations and payment thereof to the purchase money noteholder. The final cancellation of the note will have no financial impact to the Partnership.

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note secured by its interest in Pilgrim Tower East Associates (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of November 12, 2008, principal and accrued interest of $1,450,000 and $4,663,705, respectively, were due. The Partnership and the noteholders signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. The noteholders failed to obtain required regulatory consent to the sale within the required time frame and the contract for the sale of the Partnership's interest expired in November 2003. Under the terms of the note and the Assignment and Security Agreement, the noteholders have the right to enforce their security interests in the Local Partnership subject to approval by California Housing Finance Agency and all other government agencies with jurisdiction over the property. The Partnership has been informed by the noteholders that they are working to obtain regulatory consent to the transfer of the Partnership's interest. There is no assurance that a transfer of the Partnership's interest in Pilgrim Tower East will occur.

     Due to the impending transfer of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at both September 30, 2008 and December 31, 2007, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                 Thornwood House
                                 ---------------

     The  Partnership  defaulted  on its  purchase  money  note  secured  by its interest in Thornwood House Associates (Thornwood House) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,775,000 and $4,025,568, respectively. As of November 12, 2008, principal and accrued interest of $1,775,000 and $5,038,102, respectively, were due. The Partnership had agreed in principle to assign its interest to the noteholder in satisfaction of the nonrecourse note. There has been no communication with the noteholders since 2006. Therefore, effective

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

December 31, 2007, the Partnership's basis in Thornwood House, along with associated acquisition fees and property purchase costs which had been reclassified to investment in partnerships held for sale or transfer, were returned to their respective operating accounts.

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes secured by its interest in Westport Village on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of November 12, 2008, principal and accrued interest of $840,000 and $2,685,512, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow. However, there has been no response from the noteholders concerning implementing the settlement since 2000. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts.

     The loan encumbering the property associated with the Partnership's investment in Westport Village is in default. The Managing General Partner of the Local Partnership was unable to reach an agreement with the Illinois Housing Development Authority (IHDA) to a mortgage restructuring. As of September 30, 2008, Westport Village is in receivership. The Partnership is working with IHDA for a sale of the property in lieu of foreclosure. The Partnership's non-recourse purchase money notes and accrued interest thereon total $840,000 and $2,672,005, respectively, at September 30, 2008 relating to this property. The Partnership is not anticipating any loss resulting from the change in ownership.

     As Westport Village is in receivership, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchased costs, which totaled $0 at both September 30, 2008 and December 31, 2007, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

b.   Completed sales
     ----------------

                                  Asbury Tower
                                  ------------

     The purchase money note secured by the Partnership's interest in Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004. However, the noteholder orally agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. Effective January 1, 2008 the interest rate was reduced to 4 percent. On August 28, 2008, the property owned by Asbury Towers was sold to an affiliate of the Local Managing General Partner. Proceeds from the sale were used to payoff the purchase money note at a discount. As of August

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

28, 2008, the principal and accrued interest balances were $3,432,081 and $24,789,908, respectively. The sale resulted in gain on extinguishment of debt for financial statement purposes of $28,168,263 in 2008 and total gain of approximately $29.5 million for federal tax purposes.

     Due to the impending sale of the property owned by Asbury Tower, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $53,727 at December 31, 2007, had been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

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

c.   Assets held for sale or transfer
     --------------------------------

                                   Hale Ohana
                                   ----------

     The Partnership has been informed that the Local Managing General Partner signed a contract to sell the property related to Lihue II Associates (Hale

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

Ohana). Due to the impending sale of the property, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $7,739 at September 30, 2008, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date. There is no assurance that a sale will occur.

                                 Madison Square
                                 --------------

     On May 7, 2007, the Local Managing General Partner signed a contract to sell the property related to Madison Square, Ltd. Dividend Housing Associates (Madison Square) to a non-profit. Due to the impending sale of the property owned by Madison Square, the Partnership's basis in the Local Partnership, which totaled $0 at both September 30, 2008 and December 31, 2007, has been reclassified to asset held for sale or transfer in the accompanying consolidated balance sheets. Net capitalized acquisition fees and property purchase costs were reduced to zero at September 30, 2007. There is no assurance that a sale will occur.

                               Pilgrim Tower East
                               ------------------

     See Note 2.a., above.

                                Westport Village
                                ----------------

     See Note 2.a., above.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the ten and eleven Local Partnerships in which the Partnership was invested as of September 30, 2008 and 2007, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                  For the three months ended
                                                                         September 30,
                                                  ------------------------------------------------------------
                                                             2008                              2007
                                                  --------------------------       ---------------------------
                                                    Equity                           Equity
                                                    Method        Suspended          Method         Suspended
                                                  ----------      ----------       ----------       ----------
         Number of Local Partnerships                  4              6                4                7
                                                       =              =                =                =
         Revenue:
           Rental                                 $  846,588      $1,744,027       $  840,894       $2,298,996
           Other                                       8,272          97,277           48,726          156,262
                                                  ----------      ----------       ----------       ----------
             Total revenue                           854,860       1,841,304          889,620        2,455,258
                                                  ----------      ----------       ----------       ----------

         Expenses:
           Operating                                 809,683       1,114,397          729,422        1,670,150
           Interest                                  (10,596)        411,690             (186)         456,372
           Depreciation and amortization             170,505         350,660          164,399          529,972
                                                  ----------      ----------       ----------       ----------
             Total expenses                          969,592       1,876,747          893,635        2,656,494
                                                  ----------      ----------       ----------       ----------

         Net loss                                 $ (114,732)     $  (35,443)      $   (4,015)      $ (201,236)
                                                  ==========      ==========       ==========       ==========
         Cash distributions recorded
           as income                                      --           4,330               --               --

         Partnership's share of Local
           Partnership net loss                     (113,574)             --           (3,973)              --
                                                  --------------------------       ---------------------------
         Share of loss from
           partnerships                                   $(109,244)                          $(3,973)
                                                          =========                           =======

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


2. INVESTMENTS IN PARTNERSHIPS - Continued


                                                                For the nine months ended
                                                                        September 30,
                                                  -----------------------------------------------------------
                                                            2008                              2007
                                                  -------------------------        --------------------------
                                                    Equity                           Equity
                                                    Method        Suspended          Method         Suspended
                                                  ----------      ----------       ----------       ----------
         Number of Local Partnerships                 4               6                 4               7
                                                      =               =                 =               =
         Revenue:
           Rental                                 $2,558,394      $5,232,080       $2,494,611       $6,896,988
           Other                                     177,111         291,832          152,757          468,786
                                                  ----------      ----------       ----------       ----------
             Total revenue                         2,735,505       5,523,912        2,647,368        7,365,774
                                                  ----------      ----------       ----------       ----------

         Expenses:
           Operating                               2,243,796       3,343,190        1,973,894        5,010,450
           Interest                                  (31,788)      1,235,069             (557)       1,369,115
           Depreciation and amortization             511,514       1,051,980          493,196        1,589,915
                                                  ----------      ----------       ----------       ----------
             Total expenses                        2,723,522       5,630,239        2,466,533        7,969,480
                                                  ----------      ----------       ----------       ----------

         Net income (loss)                        $   11,983      $ (106,327)      $  180,835       $ (603,706)
                                                  ==========      ==========       ==========       ==========
         Cash distributions                       $       --      $  492,013       $       --       $  104,014
                                                  ==========      ==========       ==========       ==========

         Cash distributions recorded
           as income                              $       --      $  492,013       $       --       $  104,014

         Partnership's share of Local
           Partnership net income (loss)              11,862              --          179,009              --
                                                  --------------------------       ---------------------------
         Share of income from
           partnerships                                     $503,875                         $283,023
                                                            ========                         ========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of September 30, 2008 and 2007, the Partnership's share of cumulative losses to date for six of the ten and for seven of the eleven Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $6,765,998 and $11,650,802, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2008 and 2007

                                   (Unaudited)


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. The Partnership paid $40,983 and $178,802 for the three and nine month periods ended September 30, 2008, respectively, and $56,967 and $182,338 for the three and nine month periods ended September 30, 2007, respectively. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended September 30, 2008 and 2007 and $281,250 for each of the nine month periods ended September 30, 2008 and 2007.

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

Cash concentration risk
-----------------------

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts with the same bank. As of September 30, 2008, the uninsured portion of the cash balances was $8,236,778.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in the Partnership's annual report on Form 10-KSB at December 31, 2007. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for six Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

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

     The U. S. Department of Housing and Urban Development (HUD) subsidies are provided principally under Sections 8 and 236 of the National Housing Act. Under
Section 8, the government pays to the applicable apartment partnership the difference between market rental rates (determined in accordance with government procedures) and the rate the government deems residents can afford. Under
Section 236, the government provides interest subsidies directly to the applicable apartment partnership through a reduction in the property's mortgage interest rate. In turn, the partnership provides a corresponding reduction in resident rental rates. In compliance with the requirements of Section 8 and of
Section 236, residents are screened for eligibility under HUD guidelines. Subsidies are provided under contracts between the federal government and the apartment partnerships.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     As of September 30, 2008, the carrying amount of the Partnership's investment in the Local Partnership with Section 8 HAP contracts expiring in the next 12 months and which was not sold on or before November 12, 2008, was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $8,052,629 as of September 30, 2008, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 12, 2008, there were no material commitments for capital expenditures. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash pending resolution of the Partnership's outstanding purchase money notes and related accrued interest, and for operating cash reserves.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $5,885,000 plus aggregate accrued interest of $19,306,242 as of September 30, 2008, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

     The collateral that secured the purchase money note related to Crescent Gardens was sold to the respective noteholders during 2007 and the other two listed purchase money notes were paid off at a discount from proceeds of the sales of the properties owned by the indicated Local Partnerships in 2007 and 2008.


     Property                           Principal        Date         Disposition
     --------                          -----------     -----------    -----------
     Asbury Tower                      $3,432,081      August 2008    Sale
     Crescent Gardens - Second Note       434,000      June 2007      Sale of Interest
     Jewish Federation                  1,350,000      June 2007      Sale


     The purchase money notes related to the following properties have matured and have not been paid or extended as of November 12, 2008.

                                                             Accrued Interest
                                                         As of
     Property                   Principal          September 30, 2008         Maturity
     --------                  -----------         ------------------       -----------
     Westport Village (1)      $  840,000             $2,672,005              09/01/99
     Pilgrim Tower East         1,450,000 (2)          4,638,239              11/30/03
     Cedar Point                1,320,000              3,861,859              08/30/04
     Thornwood House            1,775,000              5,010,111              08/30/04


     (1)  In receivership.
     (2)  Remaining principal, after partial payment.


     The remaining purchase money note related to Northridge Park matures in 2025. As of September 30, 2008, principal and accrued interest balances were $500,000 and $3,124,028, respectively.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     As of September 30, 2008, Westport Village is in receivership. The Partnership's non- recourse purchase money notes and accrued interest totaled $840,000 and $2,672,005, respectively at September 30, 2008. The Partnership is not anticipating any loss resulting from the anticipated change in ownership upon foreclosure.

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate. Of the ten Local Partnerships in which the Partnership is invested as of September 30, 2008, the four Local Partnerships with associated purchase money notes which have matured, or which mature through September 30, 2009, and which remain unpaid or unextended as of November 12, 2008, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                              Percentage of Total       artnership's Share of
                             Distributions Received         Income from
     For the Year Ended      from Local Partnerships     Local Partnerships
     ------------------      -----------------------    ---------------------

     December 31, 2007                 0%                    $ 69,448
     December 31, 2006                 0%                    $539,623


     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2008, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents increased $6,030 during the nine month period ended September 30, 2008, due to the receipt of distributions from partnerships, partially offset by operating expenses paid in cash.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended September 30, 2008 increased from the corresponding period in 2007, primarily due to gain from extinguishment of debt related to the sale of Asbury Towers. Contributing to the increase were decreases in interest expense, also related to Asbury Tower, general and administrative expenses and professional fees, partially offset by increased share of loss from partnerships and decreased interest revenue. General and administrative expenses decreased primarily due to lower reimbursed payroll costs. Professional fees are lower due to a reduction in audit fee expense associated with the timing of services provided. Share of loss from partnerships increased primarily due to higher operating expenses at two properties. Interest income decreased in 2008 due to lower rates.

     The Partnership's net income for the nine month period ended September 30, 2008 increased from the corresponding period in 2007, primarily due to increased gain from extinguishment of debt and decreases in interest expense, general and administrative expenses and professional fees, partially offset by decreased interest revenue, all as discussed above. Share of income from partnerships increased primarily due to a higher distribution received from one property and the timing of the receipt.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2008 did not include losses of $137,762 and $413,283, respectively, compared to excluded losses of $233,725 and $701,175 for the three and nine month periods ended September 30, 2007, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended September 30, 2008.

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

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures


     In October 2008, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2008, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities

     See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.


Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2008, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2008.

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


                            CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                            -----------------------------------------------
                            (Registrant)

                             by:  C.R.I., Inc.
                                  -----------------------------------------
                                  Managing General Partner



November 12, 2008                 by:  /s/ H. William Willoughby
-----------------                      ------------------------------------
DATE                                   H. William Willoughby,
                                       Director, President, Secretary,
                                         Principal Financial Officer and
                                         Principal Accounting Officer