Form 10-K
period 2008-12-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2009-04-14
CIK 740371

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-K

                           ---------------------------



|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-13523

                           ---------------------------

                           CAPITAL REALTY INVESTORS-IV
                               LIMITED PARTNERSHIP

          Maryland                                     52-1328767
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                 11200 Rockville Pike, Rockville, Maryland 20852

                                 (301) 468-9200

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                        UNITS OF LIMITED PARTNER INTEREST

                           ---------------------------


Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes      |_|      No       |X|

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes      |_|      No       |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      |X|      No       |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer        |_|     Accelerated filer                   |_|
Non-accelerated filer          |_|     Smaller reporting company           |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      |_|      No       |X|

The units of limited partner interest of the Registrant are not traded in any market. Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price.

                       DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                         2008 ANNUAL REPORT ON FORM 10-K

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


                                     PART II

Item 5.   Market for the Registrant's Partnership Interests
            and Related Partnership Matters .............................. II-1
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................... II-2
Item 8.   Financial Statements............................................ II-7
Item 9.   Changes In and Disagreements With Accountants
            on Accounting and Financial Disclosure........................ II-7
Item 9A.  Controls and Procedures......................................... II-7
Item 9B.  Other Information............................................... II-8


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.............. III-1
Item 11.  Executive Compensation.......................................... III-1
Item 12.  Security Ownership of Certain Beneficial Owners and Management.. III-2
Item 13.  Certain Relationships and Related Transactions.................. III-3
Item 14.  Principal Accountant Fees and Services.......................... III-3

                                     PART IV

Item 15.  Exhibits and Financial Statements.............................. IV-1

                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

     Capital Realty Investors-IV Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983. On June 13, 1984, the Partnership commenced offering 75,000 units of additional limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner & Smith Incorporated. The Partnership closed the offering on August 31, 1984, at which time 73,500 units of additional limited partnership interest had become subscribed. As of December 31, 2008, 163 units of additional limited partner interest had been abandoned.

     The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

     The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships). The Partnership originally made investments in 47 Local Partnerships. As of December 31, 2008, the Partnership retained investments in ten Local Partnerships. Each of these Local Partnerships owns either a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex. The original objectives of these investments, not necessarily in order of importance, were to:

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

     As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 44 (nine remaining as of December 31,
2008)  Local  Partnerships.  As  a  limited  partner,  the  Partnership's  legal liability for obligations of the Local Partnerships is limited to its investment. In another three (one remaining as of December 31, 2008) Local Partnerships which are general partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships. In all cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the ten Local Partnerships and one intermediary partnership. The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

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

     The loan encumbering the property associated with the Partnership's investment in Westport Village is in default. The Managing General Partner of the Local Partnership was unable to reach an agreement with the Illinois Housing Development Authority (IHDA) to a mortgage restructuring. As of December 31, 2008, Westport Village is in receivership. The Partnership is working with IHDA for a sale of the property in lieu of foreclosure. The Partnership's basis in its investment in Westport Village is $0 at both December 31, 2008 and December 31, 2007. (Acquisition fees and purchase costs totaled $0 at both December 31, 2008 and December 31, 2007.) The Partnership's non-recourse purchase money notes and accrued interest thereon total $840,000 and $2,701,085, respectively, at December 31, 2008 relating to this property. The Partnership is not anticipating any loss resulting from the change in ownership.

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

     A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2008, follows.


                            SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                             IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                               HAS AN INVESTMENT(1)

                                                                                                      Units
                              Mortgage                                                            Authorized for     Expiration
 Name and Location           Payable at         Financed and/or Insured             Number of       Low Income           of
of Apartment Complex        12/31/08 (2)        and/or Subsidized Under            Rental Units     Subsidies       HAP Contract
--------------------        ------------     -----------------------------         ------------   -------------     -------------
Cedar Point                 $ 1,429,458      Illinois Housing Development               160              --             --
 Springfield, IL                              Authority (IHDA)/236

Fairway Park Apts.            8,538,423      IHDA                                       210              42          12/31/09 (3)
 Naperville, IL

Hale Ohana                    1,410,007      USDA-Rural Development                      30              --             --
 Koloa, Kauai, HI                             (USDA-RD)/515

Madison Square                3,584,601      Michigan State Housing Devel-              133             133          01/29/15
 Grand Rapids, MI                             opment Authority

Mary Allen West Tower                 0      City of Galesburg                          154             153          02/08/29 (3)
 Galesburg, IL

Northridge Park               5,483,945      California Housing Finance                 104              --             --
 Salinas, CA                                  Agency (CHFA)

Pilgrim Tower East            4,043,439      CHFA                                       158             157          10/17/19
 Pasadena, CA

Thornwood House               1,985,573      IHDA/236                                   183              --             --
 University Park, IL

Tradewinds Terrace              555,568      FHA/236                                    122              52          04/30/10 (3)
 Traverse City, MI

Westport Village (4)          1,054,985      IHDA/236                                   121              --                --
  Freeport, IL
                            -----------                                               -----           -----
Totals (10 Properties)      $28,085,999                                               1,375             537
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

                                   (continued)

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

                                      SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
                                       IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
                                                   HAS AN INVESTMENT(1) - Continued


                                                                                            Average Effective Annual
                                              Units Occupied As                                 Rental Per Unit
                                          Percentage of Total Units                           for the Years Ended
                                             As of December 31,                                   December 31,
 Name and Location                 ----------------------------------      -----------------------------------------------------
of Apartment Complex               2008   2007    2006    2005   2004        2008        2007        2006       2005      2004
--------------------               ----   ----    ----    ----   ----      -------     -------     -------    -------    -------
Cedar Point                         97%    90%     89%     93%    95%      $ 5,671     $ 5,150     $ 5,330    $ 5,162    $ 5,253
 Springfield, IL

Fairway Park Apt.                   92%    97%     95%     98%    95%       11,228      11,298      10,579     10,273      9,964
 Naperville, IL

Hale Ohana                          99%    97%     97%     98%    98%        9,506       9,003       8,958      9,088      9,068
 Koloa, Kauai, HI

Madison Square                      92%    82%     89%     91%    94%        7,272       6,674       7,160      7,148      7,292
 Grand Rapids, MI

Mary Allen West Tower               73%    83%     86%     87%    94%        4,737       5,165       5,368      5,414      5,777
 Galesburg, IL

Northridge Park                     95%    95%     96%     97%    92%       12,649      12,349      11,836     11,062     11,441
 Salinas, CA

Pilgrim Tower East                  99%    99%     98%     97%    99%       11,296      10,669      10,022      9,506      9,366
 Pasadena, CA

Thornwood House                     90%    92%     91%     95%    95%        6,084       5,950       5,807      5,968      5,851
 University Park, IL

Tradewinds Terrace                  97%    96%     94%     95%    96%        5,892       5,764       5,547      5,352      5,338
 Traverse City, MI

Westport Village (4)                77%    75%     73 %    68%    77%        4,043       3,932       3,669      3,628      4,203
  Freeport, IL
                                   ---    ---     ---     ---    ---       -------     -------     -------    -------    -------
Totals (10 Properties) (5)          91%    91%     91%     92%    94%      $ 7,838     $ 7,595     $ 7,428    $ 7,260    $ 7,355
                                   ===    ===     ===     ===    ===       =======     =======     =======    =======    =======


(1) All properties are multifamily housing complexes. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2008.
(3) The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.
(4)  Westport Village is in receivership.
(5) The totals for the percentage of units occupied and the average annual rental per unit are based on a simple average.

     Effective January 1, 2009, [as a subsequent event,] the Partnership's interest in Cedar Point was transferred. See the notes to consolidated financial statements for additional information concerning the transfer.

     Effective January 1, 2009, [as a subsequent event,] the Partnership's interest in Thornwood House was transferred. See the notes to consolidated financial statements for additional information concerning the transfer.

                                     PART I
                                     ------


ITEM 1. BUSINESS - Continued
        --------

     In August 2008, the property owned by Asbury Towers was sold. See the notes to consolidated financial statements for additional information concerning the sale.

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

     No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

          On January 28, 2009, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase up to 4.9% of the outstanding Units in the Partnership at a price of $60 per Unit. Aside from Limited Partner interests held by its affiliates in the Partnership, Peachtree is unaffiliated with the Partnership or the Managing General Partner. The price offered was determined solely at the discretion of Peachtree and does not necessarily represent the fair market value of each Unit.

     (b) As of April 14, 2009, there were approximately 4,555 registered holders of Units in the Partnership.

     (c)  No distributions were declared in the years 2008 and 2007.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in this annual report on Form 10-K at December 31, 2008. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for six Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

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

     Fairway Park Apartments has a Section 8 HAP contract which expires December 31, 2009. The Section 8 HAP contract covers 42 of the apartment units in Fairway Park Apartments. It is anticipated that the Local Partnership will extend its
Section 8 HAP contract for a one-year period at expiration.

     As of December 31, 2008, the carrying amount of the Partnership's investment in the Local Partnership with a Section 8 HAP contract expiring in 2009 was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     As of December 31, 2008, the Partnership had approximately 4,893 investors who held a total of 73,337 units of additional limited partner interest which were originally sold for the aggregate amount of $73,337,000. The Partnership originally made investments in 47 Local Partnerships, of which ten remain as of December 31, 2008. The Partnership's liquidity, with unrestricted cash resources of $7,975,361 as of December 31, 2008, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of April 14, 2009, there were no material commitments for capital expenditures.

                                     PART II
                                     -------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------


     During 2008 and 2007, the Partnership received distributions of $549,270 and $402,772, respectively, from the Local Partnerships.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $5,885,000, plus aggregate accrued interest of $19,565,411, as of December 31, 2008, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

     The collateral that secured the purchase money notes related to Crescent Gardens was sold to the respective noteholders during 2007. Asbury Towers and Jewish Foundation were paid off at a discount from proceeds of the sale of the properties owned by the indicated Local Partnerships in 2008 and 2007. As a subsequent event, effective January 1, 2009, the Partnership's interest in Cedar Point and Thornwood House were transferred to the purchase money noteholders.

     Property                          Principal        Date       Disposition
     --------                         ----------    ------------   -----------
     Crescent Gardens - Second Note   $  434,000    June 2007      Sale
     Jewish Federation                 1,350,000    June 2007      Sale
     Asbury Towers                     3,432,081    August 2008    Sale
     Cedar Point                       1,320,000    January 2009   Transfer
     Thornwood House                   1,775,000    January 2009   Transfer


     The purchase money notes related to the following properties have matured and have not been paid or extended as of April 14, 2009.

                                             Accrued Interest
                                                   as of
     Property                  Principal      December 31, 2008    Maturity
     --------                 -----------     -----------------    --------

     Westport Village (1)     $  840,000        $2,701,085         09/01/99
     Pilgrim Tower East        1,450,000 (2)     4,693,065         11/30/03

     (1) In receivership.
     (2) Remaining principal, after a partial payment.


     The purchase money note related to Cedar Point matured August 30, 2004. As of December 31, 2008, principal and accrued interest balances were $1,320,000 and $3,907,111, respectively. The purchase money note related to Thornwood House matured August 30, 2004. As of December 31, 2008, principal and accrued interest balances were $1,775,000 and $5,070,375, respectively. The purchase money note related to Northridge Park matures in 2025. As of December 31, 2008, principal and accrued interest balances were $500,000 and $3,193,775, respectively.

     As of December 31 2008, Westport Village is in receivership. The Partnership's non- recourse purchase money notes and accrued interest totaled $840,000 and $2,701,085, respectively at December 31, 2008. The Partnership is not anticipating any loss resulting from the change in ownership.

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

     The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to limited partners at a federal tax rate of up to 35.0%. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate. Of the ten Local Partnerships in which the Partnership is invested as of December 31, 2008, the two Local Partnerships with associated purchase money notes which have matured, or which mature through December 31, 2008, and which remain unpaid or unextended as of April 14, 2009, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.


                               Percentage of Total       Partnership's Share of
                              Distributions Received       Income (Loss) from
     For the Year Ending      from Local Partnerships      Local Partnerships
     -------------------      -----------------------    ----------------------

     December 31, 2008                 10.4%                     $57,257
     December 31, 2007                    0%                     $0

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the year ended December 31, 2008, existing cash resources were adequate to support net cash used in operating requirements. Cash and cash equivalents decreased $71,238 during 2008 primarily due to cash used in operating activities, partially offset by the receipt of distributions from Local
Partnerships. For the years ended December 31, 2008 and December 31, 2007, distributions of $549,270 and $402,772, respectively were received from Local Partnerships. The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program with the resulting reduction in rental revenues.

                              Results of Operations

2008 Versus 2007
----------------

     The Partnership's net income for the year ended December 31, 2008, increased compared to 2007, primarily due to increased gain from extinguishment of debt and decreased interest expense and amortization of deferred costs, all related to the sale of Asbury Towers. Contributing to the increase in net income were decreases in general and administrative expenses and professional fees, partially offset by decreases in share of income from partnerships and interest revenue. General and administrative expenses decreased primarily due to lower reimbursed payroll costs. Professional fees are lower due to a reduction in audit fee expense associated with the timing of services provided. Share of income from partnerships decreased primarily due to a decrease in rental revenue at one property and increases in operating expenses at two properties, partially offset by higher distributions received in 2008 from two properties with a carrying value of zero. Interest revenue decreased due to lower cash and cash equivalent balances and rates in 2008.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the years ended December 31, 2008 and 2007, did not include losses of $557,362 and $1,762,538, respectively. Distributions of $549,270 and $402,772 received from four and three Local Partnerships during 2008 and 2007, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

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

     The combined rental revenues for the Partnership's remaining ten properties for the five years ended December 31, 2008, follow. Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2008 and prior years.

                                     PART II
                                     -------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS - Continued
          -----------------------------------

                                                         For the years ended December 31,
                       ---------------------------------------------------------------------------------------------------
                          2008                  2007                  2006                  2005                  2004
                       -----------           -----------           -----------           -----------           -----------
Combined Rental
  Revenue              $10,669,004           $10,387,511           $10,119,828           $ 9,876,814           $ 9,964,706

Annual Percentage
  Increase                            2.7%                  2.6%                   2.5%                 (0.9)%



ITEM 8. FINANCIAL STATEMENTS
        --------------------

     The information required by this item is contained in Part IV.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ---------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE
          --------------------------------------

     None.


ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

     In January 2009, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2008, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                     PART II
                                     -------

ITEM 9B. OTHER INFORMATION
         -----------------

     Effective January 1, 2009, [as a subsequent event,] the Partnership's interest in Cedar Point was transferred. See the notes to consolidated financial statements for additional information concerning the transfer.

     Effective January 1, 2009, [as a subsequent event,] the Partnership's interest in Thornwood House was transferred. See the notes to consolidated financial statements for additional information concerning the transfer.

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2008, but not reported, whether or not otherwise required by this Form 10-K at December 31, 2008.

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

William B. Dockser, 72, has been the Chairman of the Board and a Director of CRI since 1974. Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties. Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs. Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts. He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 62, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989. Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI. He is principally responsible for the financial management of CRI and its associated partnerships. Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing. Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co. He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

     (c) There is no family relationship between any of the foregoing directors and executive officers.

     (d)  Involvement in certain legal proceedings.

          None.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

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

                                      III-1

                                    PART III
                                    --------


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         -----------------------------------------------
           AND MANAGEMENT
           --------------

     (a)  Security ownership of certain beneficial owners.

          The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at April 14, 2009.

                                                                  % of Total
           Name and Address           Amount and Nature          Units Issued
          of Beneficial Owner      of Beneficial Ownership     and Outstanding
          -------------------      -----------------------     ---------------

          Equity Resource                17,766 Units                24.2%
            Investments, LLC
          44 Brattle Street
          Cambridge, MA 02138

          Peachtree Partners &            1,034 Units                6.5%
            Affiliates
          P. O. Box 47638
          Phoenix, AZ 85068

     (b)  Security ownership of management.

          The following table sets forth certain information concerning all Units beneficially owned, as of April 14, 2009, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

            Name and Address              Amount and Nature         % of Total
           of Beneficial Owner         of Beneficial Ownership     Units Issued
           --------------------        -----------------------     -------------

           William B. Dockser                   None                   0.0%
           H. William Willoughby                None                   0.0%
           All Directors and Officers
             as a Group (2 persons)             None                   0.0%

     (c)  Changes in control.

          There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership. There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

                                      III-2

                                    PART III
                                    --------


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     During the years ended December 31, 2008 and 2007, the Partnership retained Grant Thornton LLP to provide services as follows.


                                             Year Ended December 31,
                                          ----------------------------
                                            2008                2007
                                          --------            --------

         Audit fees                       $140,400            $155,444
         Audit-related fees                     --             --
         Tax fees (1)                       20,000              32,250
         All other fees                         --                  --
                                          --------            --------
             Total billed                 $160,000            $187,694
                                          ========            ========

         (1)  Preparation of Partnership federal and state tax returns.


     The Partnership has no directors or officers. The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP. Prior to approving Grant Thornton LLP's providing any non-audit services, the Board of Directors of the Managing General Partner of the
Partnership   would  assess  whether  the  provision  of  those  services  would compromise Grant Thornton LLP's independence. Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2008 and 2007, which services it was determined did not compromise Grant Thornton LLP's independence


                                      III-3

                                     PART IV
                                     -------


ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS
         ---------------------------------

1.   Financial Statements

     a.   The following documents are included as part of this report:

          (1)  Financial Statements

               Report of Independent Registered Public Accounting Firm Balance Sheets
               Statements of Operations
               Statements of Changes in Partners' (Deficit) Capital Statements of Cash Flows
               Notes to Financial Statements

          (2)  Financial Statement Schedules

               None.

          (3)  Exhibits

          Index of Exhibits (Listed according to the number assigned in the table in Item 601 of Regulation S-K.)

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

                                     PART IV
                                     -------


ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS - Continued
         ---------------------------------

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



April 14, 2009                          by:  /s/ William B. Dockser
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


April 14, 2009                          by:  /s/ H. William Willoughby
--------------                               -----------------------------------
DATE                                         H. William Willoughby,
                                             Director, President, Secretary,
                                               Principal Financial Officer and
                                               Principal Accounting Officer

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----
Consolidated Financial Statements of Capital Realty Investors-IV
  Limited Partnership

Report of Independent Registered Public Accounting Firm................... IV-5
Consolidated Balance Sheets as of December 31, 2008 and 2007.............. IV-6
Consolidated Statements of Operations for the Years Ended
  December 31, 2008, 2007 and 2006.........................................IV-7
Consolidated Statements of Changes in Partners' Deficit for the Years
  Ended December 31, 2008, 2007 and 2006...................................IV-8
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2008, 2007 and 2006.........................................IV-9
Notes to Consolidated Financial Statements................................ IV-10

Report of Independent Registered Public Accounting Firm



The Partners
Capital Realty Investors-IV Limited Partnership

We have audited the accompanying consolidated balance sheets of Capital Realty Investors-IV Limited Partnership (a Maryland limited partnership) and subsidiaries (the Partnership) as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners' deficit, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Local Partnerships. The Partnership's share of income from these Local Partnerships constitutes $2,191 and $69,448 of income in 2008 and 2007, respectively, included in the Partnership's 2008 and 2007 net income. The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-IV Limited Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP


McLean, Virginia
April 14, 2009

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                          For the years ended
                                                                                              December 31,
                                                                                      ----------------------------
                                                                                         2008             2007
                                                                                      -----------     ------------
Investments in partnerships .......................................................   $  2,743,115    $  5,709,149
Investment in partnerships held for sale or transfer ..............................      3,163,336          93,459
Cash and cash equivalents .........................................................      7,975,361       8,046,599
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $58,242 and $101,561, respectively ...........         38,570          73,928
Property purchase costs,
  net of accumulated amortization of $67,597 and $97,084, respectively ............         37,267          63,580
Other assets ......................................................................          8,313          32,230
                                                                                      ------------    ------------

      Total assets ................................................................   $ 13,965,962    $ 14,018,945
                                                                                      ============    ============




                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  5,885,000    $  9,317,081
Accrued interest payable ..........................................................     19,565,411      42,594,387
Accounts payable and accrued expenses .............................................        115,752         192,387
                                                                                      ------------    ------------

      Total liabilities ...........................................................     25,566,163      52,103,855
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     73,501,500      73,501,500
                                                                                      ------------    ------------

                                                                                        73,503,500      73,503,500

  Less:
    Accumulated distributions to partners .........................................    (19,161,217)    (19,161,217)
    Offering costs ................................................................     (7,562,894)     (7,562,894)
    Accumulated losses ............................................................    (58,379,590)    (84,864,299)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................    (11,600,201)    (38,084,910)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 13,965,962    $ 14,018,945
                                                                                      ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                For the years ended
                                                                                    December 31,
                                                                       ---------------------------------------
                                                                           2008         2007           2006
                                                                       -----------   -----------   -----------
Share of income from partnerships ..................................   $   653,351   $   678,660   $ 1,346,610
                                                                       -----------   -----------   -----------

Other revenue and expenses:

  Revenue:
    Gain from extinguishment of debt ...............................    28,168,263    17,498,567    10,169,272
    Interest and other .............................................       222,077       405,503       416,859
                                                                       -----------   -----------   -----------

                                                                        28,390,340    17,904,070    10,586,131
                                                                       -----------   -----------   -----------

  Expenses:
    Interest .......................................................     1,760,933     4,150,418     4,974,172
    Management fee .................................................       375,000       375,000       375,000
    General and administrative .....................................       288,782       299,733       262,372
    Professional fees ..............................................       126,085       199,680       170,444
    Amortization of deferred costs .................................         8,182        27,692        44,400
                                                                       -----------   -----------   -----------

                                                                         2,558,982     5,052,523     5,826,388
                                                                       -----------   -----------   -----------

      Total other revenue and expenses .............................    25,831,358    12,851,547     4,759,743
                                                                       -----------   -----------   -----------


Income before gain on disposition
  of investment in partnership .....................................    26,484,709    13,530,207     6,106,353
                                                                       -----------   -----------   -----------

Gain on disposition of investment in partnerships,
  net of disposition fees ..........................................          --            --         626,386
                                                                       -----------   -----------   -----------

Net income .........................................................   $26,484,709   $13,530,207   $ 6,732,739
                                                                       ===========   ===========   ===========


Net income allocated to General Partners (1.51%) ...................   $   399,919   $   204,306   $   101,664
                                                                       ===========   ===========   ===========

Net income allocated to Initial and Special Limited Partners (1.49%)   $   394,622   $   201,600   $   100,318
                                                                       ===========   ===========   ===========

Net income allocated to Additional Limited Partners (97%) ..........   $25,690,168   $13,124,301   $ 6,530,757
                                                                       ===========   ===========   ===========

Net income per unit of Additional Limited Partner Interest,
  based on 73,337 units outstanding, respectively ..................   $    350.30   $    178.96   $     89.05
                                                                       ===========   ===========   ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                             Initial and
                                                              Special          Additional
                                              General         Limited           Limited
                                              Partners        Partners          Partners        Total
                                             ------------    ------------    -------------   -------------
Partners' deficit, January 1, 2006 .......   $ (1,631,587)   $ (1,617,899)   $(52,825,023)   $(56,074,509)

  Net income .............................        101,664         100,318       6,530,757       6,732,739

  Distribution of $31.00 per unit
    of Additional Limited Partner Interest           --              --        (2,273,447)     (2,273,447)
                                             ------------    ------------    ------------    ------------


Partners' deficit, December 31, 2006 .....     (1,529,923)     (1,517,581)    (48,567,713)    (51,615,217)
                                             ------------    ------------    ------------    ------------

  Net income .............................        204,306         201,600      13,124,301      13,530,207

  Abandoned unit .........................           --              --               100             100
                                             ------------    ------------    ------------    ------------

Partners' deficit, December 31, 2007 .....     (1,325,617)     (1,315,981)    (35,443,312)    (38,084,910)
                                             ------------    ------------    ------------    ------------

  Net income .............................        399,919         394,622      25,690,168      26,484,709
                                             ------------    ------------    ------------    ------------

Partners' deficit, December 31, 2008 .....   $   (925,698)   $   (921,359)   $ (9,753,144)   $(11,600,201)
                                             ============    ============    ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                For the years ended
                                                                                                    December 31,
                                                                                  --------------------------------------------
                                                                                      2008            2007           2006
                                                                                  ------------    ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $ 26,484,709    $ 13,530,207    $  6,732,739

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (653,351)       (678,660)     (1,346,610)
    Gain from extinguishment of debt ..........................................    (28,168,263)    (17,498,567)    (10,169,272)
    Gain on disposition of investment in partnerships,
      net of disposition fees .................................................           --          (626,386)
    Amortization of deferred costs ............................................          8,182          27,692          44,400

    Changes in assets and liabilities:
      Decrease (increase) in other assets .....................................         23,917           3,079         (33,909)
      Increase in accrued interest payable ....................................      1,760,933       4,150,418       4,974,172
      Increase in accounts payable and accrued expenses .......................        (76,635)          2,913          14,214
                                                                                  ------------    ------------    ------------

        Net cash used in operating activities .................................       (620,508)       (462,918)       (410,652)
                                                                                  ------------    ------------    ------------


Cash flows from investing activities:
  Receipt of distributions from partnerships ..................................        549,270         402,772         475,019
  Collection of sale proceeds receivable ......................................           --            27,245            --
  Proceeds from disposition of investment in partnership ......................           --              --         2,383,129
  Disposition fee paid to related party .......................................           --              --           (90,000)
                                                                                  ------------    ------------    ------------

        Net cash provided by investing activities .............................        549,270         430,017       2,768,148
                                                                                  ------------    ------------    ------------


Cash flows from financing activities:
  Distribution to Additional Limited Partners .................................           --               100      (2,273,447)
                                                                                  ------------    ------------    ------------

        Net cash used in financing activities .................................           --               100      (2,273,447)
                                                                                  ------------    ------------    ------------


Net (decrease) increase in cash and cash equivalents ..........................        (71,238)        (32,801)         84,049

Cash and cash equivalents, beginning of year ..................................      8,046,599       8,079,400       7,995,351
                                                                                  ------------    ------------    ------------

Cash and cash equivalents, end of year ........................................   $  7,975,361    $  8,046,599    $  8,079,400
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

          The Partnership sold 73,500 units at $1,000 per unit of additional limited partner interest through a public offering. The offering period was terminated on August 31, 1984. As of December 31, 2008, 163 units of additional limited partner interest had been abandoned.

     b.   Method of accounting
          --------------------

          The consolidated financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

     c.   Principles of consolidation
          ---------------------------

          These consolidated financial statements include the accounts of one intermediary limited partnership which has invested in one Local Partnerships which own and operate government-assisted or conventionally financed apartment properties. All activity between the intermediary
     limited   partnership   and  the   Partnership   has  been   eliminated  in
     consolidation.

     d.   Investments in and advances to partnerships
          -------------------------------------------

          The investments in Local Partnerships (see Note 2) are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships or intermediary partnership. Under this method, the carrying amount of the investments in Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships. As of December 31, 2008 and 2007, the Partnership's share of cumulative losses of six and seven of the Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $6,813,264 and $12,404,618, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     consolidated financial statements. Distributions of $549,270 and $402,772, received from four and three Local Partnerships during 2008 and 2007, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

          Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

     e.   Investment in partnerships held for sale or transfer
          ----------------------------------------------------

          The Partnership is currently negotiating the transfer of its interest in Pilgrim Tower East Associates (Pilgrim Tower East) as further discussed in Note 2.a. Accordingly, the Partnership's investment in the Local Partnership remains classified as investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets at December 31, 2008 and 2007. As Westport Associates (Westport Village) is in receivership, as further discussed in Note 2.a., the Partnership's investment in the Local Partnership has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets at December 31, 2008 and December 31, 2007. The Partnership's basis in its investment in Westport Village is $0 at both December 31, 2008 and December 31, 2007. The Partnership transferred its interests in Southwest Development Co. (Cedar Point) and Thornwood House Associates (Thornwood House) to the noteholders, effective January 1, 2009. Accordingly, the Partnership's investment in the Local Partnerships of Cedar Point and Thornwood House have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2008, as further discussed in Note 2.a. The Local Managing General Partner has signed a contract to sell the property related to Lihue II Associates (Hale Ohana) as further discussed in Note 2.c. Accordingly, the Partnership's investment in the Local Partnership was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at December 31, 2008. When investments are reclassified to investment in partnerships held for sale or transfer, amortization of the acquisition fees and property purchase costs are discontinued. Assets held for sale or transfer are not recorded in excess of their net realizable value.

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

     i.   Fair value of financial instruments
          -----------------------------------

          In September 2006, the Financial Accounts Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a formal framework for measuring fair value under US GAAP. Although SFAS No. 157 applies (amends) the provisions of existing FASB and AICPA pronouncements, it does not require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually effective January 1, 2008. The adoption did not have a material impact on our financial position, results of operations or cash flows. In accordance with FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157", we are required to adopt the provisions of SFAS No. 157 for all other nonfinancial assets and nonfinancial liabilities effective January 1, 2009 and do not expect the adoption to have a material impact on our financial position, results of operations or cash flows.

          SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value as follows:

     1. Level 1 Inputs -- quoted prices in active markets for identical assets of liabilities.
     2. Level 2 Inputs -- observe inputs other than quoted prices in active markets for identical assets and liabilities.
     3.   Level 3 Inputs -- unobservable inputs.

          In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

          The Partnership has determined that the fair value of the purchase money notes is de minimus.

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

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     k.   New accounting pronouncement
          ----------------------------

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"). This standard permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. We did not make this fair value election when we adopted SFAS No. 159 effective January 1, 2008, and, therefore, it did not have an impact on our financial position, results of operations, or cash flows.


2.   INVESTMENTS IN PARTNERSHIPS

     a.   Due on investments in partnerships and accrued interest payable
          ---------------------------------------------------------------

          As of December 31, 2008 and 2007, the Partnership held limited partner interests in ten and eleven Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties. The remaining amounts due on investments in the Local Partnerships follow.

                                                    December 31,
                                           -----------------------------
                                               2008              2007
                                           -----------       -----------

          Purchase money notes due in:
            1999                           $   840,000       $   840,000
            2003                             1,450,000         1,450,000
            2004                             3,095,000         6,527,081
            2025                               500,000           500,000
                                           -----------       -----------

               Subtotal                      5,885,000         9,317,081
                                           -----------       -----------
          Accrued interest payable          19,565,411        42,594,387
                                           -----------       -----------
               Total                       $25,450,411       $51,911,468
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

          The collateral that secured the purchase money notes related to Crescent Gardens was sold to the respective noteholders during 2007. Asbury Towers and Jewish Foundation were paid off at a discount from proceeds of the sale of the properties owned by the indicated Local Partnerships in 2008 and 2007. As a subsequent event, effective January 1, 2009, the Partnership's interest in Cedar Point and Thornwood House were transferred to the purchase money noteholders.

     Property                          Principal        Date        Disposition
     --------                         -----------    ----------     -----------

     Crescent Gardens - Second Note   $  434,000     June 2007      Sale
     Jewish Federation                 1,350,000     June 2007      Sale
     Asbury Towers                     3,432,081     August 2008    Sale
     Cedar Point                       1,320,000     January 2009   Transfer
     Thornwood House                   1,775,000     January 2009   Transfer

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          The purchase money notes related to the following properties have matured and have not been paid or extended as of April 14, 2009.

                                                Accrued Interest
                                                     as of
     Property                   Principal       December 31, 2008    Maturity
     --------                  -----------      -----------------    --------

     Westport Village (1)      $  840,000         $2,701,085         09/01/99
     Pilgrim Tower East         1,450,000 (2)      4,693,065         11/30/03

     (1) In receivership.
     (2) Remaining principal, after a partial payment.


          The purchase money note related to Cedar Point matured August 30, 2004. As of December 31, 2008, principal and accrued interest balances were $1,320,000 and $3,907,111, respectively. The purchase money note related to Thornwood House matured August 30, 2004. As of December 31, 2008, principal and accrued interest balances were $1,775,000 and $5,070,375, respectively. The purchase money note related to Northridge Park matures in 2025. As of December 31, 2008, principal and accrued interest balances were $500,000 and $3,193,775, respectively.

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

          The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to limited partners at a federal tax rate of up to 35.0%. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. INVESTMENTS IN PARTNERSHIPS - Continued

     refinancings, or sale of the real estate. Of the ten Local Partnerships in which the Partnership is invested as of December 31, 2008, the two Local Partnerships with associated purchase money notes which have matured, or which mature through December 31, 2008, and which remain unpaid or unextended as of April 14, 2009, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                             Percentage of Total        Partnership's Share of
                            Distributions Received        Income (loss) from
     For the Year Ending    from Local Partnerships       Local Partnerships
     -------------------    -----------------------     ----------------------

     December 31, 2008               10.4%                     $57,257
     December 31, 2007                  0%                     $0


          The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

          Interest expense on the Partnership's purchase money notes for the years ended December 31, 2008 and 2007, was $1,760,933 and $4,150,418,
     respectively. The accrued interest payable on the purchase money notes of $19,565,411 and $42,594,387 as of December 31, 2008 and 2007, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

                                   Cedar Point
                                   -----------

          The Partnership defaulted on its purchase money note secured by its interest in Southwest Development Company (Cedar Point) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $3,122,592, respectively. The Partnership had agreed in principle to assign its interest in Cedar Point to the noteholders in satisfaction of the nonrecourse note. There had been no communication with the noteholders since 2006. Therefore, on December 31, 2007, the Partnership's basis in Cedar Point, along with associated acquisition fees and property purchase costs which had been reclassified to investment in partnership's held for sale or transfer, were returned to their respective operating accounts. The Partnership has been informed by counsel of the purchase money noteholders that consent to transfer the Partnership's interest has been obtained from the Illinois Housing Development Authority (IHDA). Effective January 1, 2009, the Partnership's interest was transferred to the purchase money noteholders. As of January 1, 2009, the principal and accrued interest balances were $1,320,000 and $3,907,607, respectively. The sale will result in gain from extinguishment of debt for financial statement purposes of $2,566,944 in 2009 and in gain of approximately $3.9 million for federal tax purposes.

          Due to the impending transfer of the Partnership's interest in Cedar Point, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $2,660,663, at December 31, 2008, was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. INVESTMENTS IN PARTNERSHIPS - Continued

                                 DeAngelis Manor
                                 ---------------

          On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of April 14, 2009, the note has not been canceled pending final receipt of accumulated cash from the property's previous operations and payment thereof to the purchase money noteholder. The final cancellation of the note will have no financial impact to the Partnership.

                               Pilgrim Tower East
                               ------------------

          The Partnership defaulted on its purchase money note secured by its interest in Pilgrim Tower East Associates (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of April 14, 2009, principal and accrued interest of $1,450,000 and $4,755,552, respectively, were due. The Partnership and the noteholders signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. The noteholders failed to obtain required regulatory consent to the sale within the required time frame and the contract for the sale of the Partnership's interest expired in November 2003.Under the terms of the note and the Assignment and Security Agreement, the noteholders have the right to enforce their security interests in the Local Partnership subject to approval by California Housing Finance Agency
     (CHFA) and all other government agencies with jurisdiction over the property. The Partnership has been informed by the noteholders that consent to the transfer of the Partnership's interest has been obtained from CHFA. There is no assurance that a transfer of the Partnership's interest in Pilgrim Tower East will occur.

          Due to the impending transfer of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $39,732 at both December 31, 2008 and December 31, 2007, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                 Thornwood House
                                 ---------------

          The Partnership defaulted on its purchase money note secured by its interest in Thornwood House on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,775,000 and $4,025,568, respectively. The Partnership had agreed in principle to assign its interest to the noteholder in satisfaction of the nonrecourse note. There had been no communication with the noteholders since 2006. Therefore, on December 31, 2007, the Partnership's basis in Thornwood House, along with associated acquisition fees and property purchase costs which had been reclassified to investment in partnerships held for sale or transfer, were returned to their respective operating accounts. The Partnership has been informed by counsel of the purchase money noteholder that consent to transfer the Partnership's interest has been obtained from IDHA. Effective January 1, 2009, the Partnership's interest was transferred to the purchase money noteholder. As of January 1, 2009, the principal and accrued interest balances were $1,775,000 and $5,071,035, respectively. The sale will result in gain from extinguishment of debt for financial statement purposes of $6,390,833 in 2009 and in gain of approximately $7.7 million for federal tax purposes.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          Due to the impending transfer of the Partnership's interest in Thornwood House, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $455,202, at December 31, 2008, was reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.

                                Westport Village
                                ----------------

          The Partnership defaulted on its purchase money notes secured by its interest in Westport Village on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of April 14, 2009, principal and accrued interest of $840,000 and $2,734,228, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow. However, there has been no response from the noteholders concerning implementing the settlement since 2000. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts.

          The loan encumbering the property associated with the Partnership's investment in Westport Village is in default. The Managing General Partner of the Local Partnership was unable to reach an agreement with IHDA to a mortgage restructuring. As of December 31, 2008, Westport Village is in receivership. The Partnership is working with the IHDA for a sale of the property in lieu of foreclosure that they approved. The Partnership's non-recourse purchase money notes and accrued interest thereon total
     $840,000 and $2,701,085, respectively, at December 31, 2008 relating to this property. The Partnership is not anticipating any loss resulting from the change in ownership.

          As Westport Village is in receivership, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchased costs, which totaled $0 at both December 31, 2008 and December 31, 2007, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

     b.   Interests  in  profits,  losses and cash  distributions
          -------------------------------------------------------
            made by Local Partnerships
            --------------------------

          The Partnership has an 89.99% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the "Agencies") of each Local Partnership. An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invested in the Local Partnership. As stipulated by the Local Partnerships' partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any. During 2008 and 2007, the Partnership received cash distributions from rental operations of the Local Partnerships totaling $549,270 and $402,772,

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     respectively. As of December 31, 2008 and 2007, five and six of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $1,292,569 and $1,019,268, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

     c.   Assets held for sale or transfer
          --------------------------------

                                   Cedar Point
                                   -----------

          See Note 2.a. above.

                                   Hale Ohana
                                   ----------

          The Partnership has been informed that the Local Managing General Partner signed a contract to sell the property related to Hale Ohana. Due to the impending sale of the property, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $7,739 at December 31, 2008, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date. There is no assurance that a sale will occur.

                                 Madison Square
                                 --------------

          On May 7, 2007, the Local Managing General Partner signed a contract to sell the property related to Madison Square to a non-profit. Due to the impending sale of the property owned by Madison Square, the Partnership's basis in the Local Partnership, which totaled $0 at both December 31, 2008 and December 31, 2007, has been reclassified to asset held for sale or transfer in the accompanying consolidated balance sheets. Net capitalized acquisition fees and property purchase costs were reduced to zero at June 30, 2007. There is no assurance that a sale will occur.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                               Pilgrim Tower East
                               ------------------

          See Note 2.a., above.

                                 Thornwood House
                                 ---------------
          See Note 2.a., above.

                                Westport Village
                                ----------------

          See Note 2.a., above.

     d.   Completed sales
          ---------------

                                  Asbury Tower
                                  ------------

          The purchase money note secured by the Partnership's interest in Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004. However, the noteholder orally agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership. Effective January 1, 2008 the interest rate was reduced to 4 percent. On August 28, 2008, the property owned by Asbury Towers was sold to an affiliate of the Local Managing General Partner. Proceeds from the sale were used to payoff the purchase money note at a discount. As of August 28, 2008, the principal and accrued interest balances were $3,432,081 and $24,789,908, respectively. The sale resulted in gain from extinguishment of debt for financial statement purposes of $28,168,263 in 2008 and total gain of $29,838,732 for federal tax purposes.

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

                                Jewish Federation
                                -----------------

          The Partnership defaulted on its purchase money note secured by its interest in Jewish Federation Apartments Associates (Jewish Federation) on October 31, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,350,000 and $10,185,885, respectively. On June 29, 2007, the property owned by Jewish Federation was sold. The Partnership's share of the sale proceeds was applied to the pay off the purchase money note at a discount. As of June 29, 2007, the principal and accrued interest balances were $1,350,000 and $14,066,427, respectively. The sale resulted in gain from extinguishment of debt for financial statement purposes of $15,384,520 in 2007 and $14,087,237 for federal tax purposes.

     e.   Summarized financial information
          --------------------------------

          Combined balance sheets and combined statements of operations for the ten Local Partnerships in which the Partnership is invested as of December 31, 2008, follow. The information is presented separately for four Local Partnerships which have investment basis (equity method), and for six Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                             COMBINED BALANCE SHEETS
                                December 31, 2008

                                                          Equity
                                                          Method             Suspended            Total
                                                       -----------          -----------        ------------
     Number of Local Partnerships                           4                   6   (1)             10
                                                            =                   =                   ==

     Rental property, at cost, net of
       accumulated depreciation of
       $20,376,621, $24,042,804, and
       $44,419,425, respectively                       $ 5,983,078          $  8,493,350       $ 14,476,428
     Land                                                  886,543             3,479,171          4,365,714
     Other assets                                        3,433,739             4,899,597          8,333,336
                                                       -----------          ------------       ------------

         Total assets                                  $10,303,360          $ 16,872,118       $ 27,175,478
                                                       ===========          ============       ============


     Mortgage notes payable                            $ 3,970,599          $ 24,115,400       $ 28,085,999
     Other liabilities                                     865,424             3,387,571          4,252,995
                                                       -----------          ------------       ------------

         Total liabilities                               4,836,023            27,502,971         32,338,994

     Partners' capital (deficit)                         5,467,337           (10,630,853)        (5,163,516)
                                                       -----------          ------------       ------------

         Total liabilities and partners'
           capital                                     $10,303,360          $ 16,872,118       $ 27,175,478
                                                       ===========          ============       ============

     (1) Westport Village is in receivership.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                      For the year ended December 31, 2008

                                                          Equity
                                                          Method             Suspended            Total
                                                       -----------          -----------        -----------
     Number of Local Partnerships                           4                   6   (1)             10
                                                            =                   =                   ==

     Revenue:
       Rental                                          $ 3,469,230          $ 7,199,774        $10,669,004
       Other                                               332,227              331,231            663,458
                                                       -----------          -----------        -----------

         Total revenue                                   3,801,457            7,531,005         11,332,462
                                                       -----------          -----------        -----------

     Expenses:
       Operating                                         3,096,721            4,573,699          7,670,420
       Interest                                            (92,761)           1,689,289          1,596,528
       Depreciation and amortization                       692,355            1,420,404          2,112,759
                                                       -----------          -----------        -----------

         Total expenses                                  3,696,315            7,683,392         11,379,707
                                                       -----------          -----------        -----------

     Net income (loss)                                 $   105,142          $  (152,387)       $   (47,245)
                                                       ===========          ===========        ===========

     Cash distributions                                $        --          $   549,270        $   549,270
                                                       ===========          ===========        ===========

     Cash distributions recorded as income             $        --          $   549,270        $   549,270

     Partnership's share of Local Partnership
       net income                                          104,081                   --            104,081
                                                       -----------          -----------        -----------

     Share of income from partnerships                 $   104,081          $   549,270        $   653,351
                                                       ===========          ===========        ===========

     (1) Westport Village is in receivership.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

          Combined balance sheets and combined statements of operations for the eleven Local Partnerships in which the Partnership was invested as of December 31, 2007, follow. The information is presented separately for four Local Partnerships which have investment basis (equity method), and for seven Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

                                               COMBINED BALANCE SHEETS
                                                  December 31, 2007

                                                               Equity
                                                               Method          Suspended            Total
                                                            ------------      ------------       ------------
          Number of Local Partnerships                           4                7    (1)            11
                                                                 =                =                   ==

          Rental property, at cost, net of
            accumulated depreciation of
            $14,292,156, $43,208,529, and
            $57,500,685, respectively                       $ 6,433,921       $ 15,950,509       $ 22,384,430
          Land                                                  886,543          3,458,035          4,344,578
          Other assets                                        3,811,537          6,698,723         10,510,260
                                                            -----------       ------------       ------------

              Total assets                                  $11,132,001       $ 26,107,267       $ 37,239,268
                                                            ===========       ============       ============


          Mortgage notes payable                            $ 5,041,913       $ 29,689,985       $ 34,731,898
          Other liabilities                                     727,893         12,009,989         12,737,882
          Due to general partners                                    --             67,463             67,463
                                                            -----------       ------------       ------------

              Total liabilities                               5,769,806         41,767,437         47,537,243

          Partners' capital (deficit)                         5,362,195        (15,660,170)       (10,297,975)
                                                            -----------       ------------       ------------

              Total liabilities and partners'
                capital                                     $11,132,001       $ 26,107,267       $ 37,239,268
                                                            ===========       ============       ============

          (1)  Westport Village is in receivership

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INVESTMENTS IN PARTNERSHIPS - Continued

                        COMBINED STATEMENTS OF OPERATIONS
                      For the year ended December 31, 2007

                                                               Equity
                                                               Method             Suspended          Total
                                                            ------------         ------------     ------------
          Number of Local Partnerships                           4                   7    (1)          11
                                                                 =                   =                 ==

          Revenue:
            Rental                                          $ 3,411,404          $  9,188,863     $ 12,600,267
            Other                                               358,845               605,116          963,961
                                                            -----------          ------------     ------------

              Total revenue                                   3,770,249             9,793,979       13,564,228
                                                            -----------          ------------     ------------

          Expenses:
            Operating                                         2,851,913             7,127,111        9,979,024
            Interest                                            (42,384)            1,814,893        1,772,509
            Depreciation and amortization                       682,018             2,217,599        2,899,617
                                                            -----------          ------------     ------------

              Total expenses                                  3,491,547            11,159,603       14,651,150
                                                            -----------          ------------     ------------

          Net income (loss)                                 $   278,702          $ (1,365,624)    $ (1,086,922)
                                                            ===========          ============     ============

          Cash distributions                                $        --          $    402,772     $    402,772
                                                            ===========          ============     ============

          Cash distributions recorded as income             $        --          $    402,772     $    402,772

          Partnership's share of Local Partnership
            net income (loss)                                   275,888                    --          275,888
                                                            -----------          ------------     ------------

          Share of income from partnerships                 $   275,888          $    402,772     $    678,660
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

          A reconciliation of the Local Partnerships' financial statement net loss reflected above to taxable income follows.

                                                             December 31,
                                              ---------------------------------------------
                                                  2008              2007             2006
                                              -----------       -----------      -----------
     Financial statement net loss             $   (47,245)      $(1,086,922)     $  (375,034)

     Differences between financial statement
       and tax depreciation, amortization,
       and miscellaneous differences              855,789         2,166,725        1,719,733
                                              -----------       -----------      -----------

     Taxable income                           $   808,544       $ 1,079,803      $ 1,344,699
                                              ===========       ===========      ===========


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

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for its direct expenses in connection with managing the Partnership. For the years ended December 31, 2008, 2007 and 2006, the Partnership paid $229,071, $243,008 and
$204,259, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

For each of the years ended December 31, 2008, 2007 and 2006, the Partnership paid the Managing General Partner a Management Fee of $375,000.

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

     As defined in the Partnership Agreement, after the payment of distributions as described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2008 and 2007. The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

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

                                                               For the years ended
                                                                    December 31,
                                                  -----------------------------------------------
                                                     2008               2007              2006
                                                  -----------        -----------      -----------
Financial statement net income                    $26,484,709        $13,530,207      $ 6,732,739

Adjustments:
  Difference between financial statement
    net income and taxable income related
    to the Partnership's equity in the
    Local Partnerships' income or losses            1,324,040          3,845,784        6,502,692

  Costs amortized over a shorter period
    for income tax purposes                             8,182             27,692           44,400

  Difference between taxable interest
    income and financial statement
    interest income                                   313,098            436,461          427,464

  Differences between financial statement
    gain (loss) and tax gain (loss) from
    the sale or transfer of properties              1,670,469           (529,711)       2,129,789
                                                  -----------        -----------      -----------
Taxable income                                    $29,800,498        $17,310,433      $15,837,084
                                                  ===========        ===========      ===========


6.   CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains five cash accounts. As of December 31, 2008, the uninsured portion of the cash balances was $8,102,178.


                            Number of     Bank Balance   Insured     Uninsured
        Bank                Accounts        12/31/08     12/31/08     12/31/08
----------------------      --------      ------------   --------    ----------

Dreyfus Inst Preferred
  Money Market Fund             1         $7,883,000     $0          $7,883,000

Dreyfus Inst Preferred
  Prime Shares                  1         $218,947       $0          $218,947

SunTrust Bank                   3         $15,731        $15,500     $231


                                      # # #