Form 10-Q
period 2009-03-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2009-05-13
CIK 740371

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

                           ---------------------------



|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2009

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period From              to

                         COMMISSION FILE NUMBER 0-13523

                           ---------------------------

                           CAPITAL REALTY INVESTORS-IV
                               LIMITED PARTNERSHIP


            Maryland                                     52-1328767
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

11200 Rockville Pike, Rockville, Maryland                   20852
(Address of principal executive offices)                  (Zip Code)

                                 (301) 468-9200
              (Registrant's telephone number, including area code)


                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    |X|        No       |_|

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer    |_|     Accelerated filer             |_|
Non-accelerated filer      |_|     Smaller reporting company     |X|

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    |_|        No       |X|


--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2009


                                                                           Page

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - March 31, 2009 and December 31, 2008........................... 1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three months ended March 31, 2009 and 2008............. 2

         Consolidated Statements of Cash Flows
           - for the three months ended March 31, 2009 and 2008............. 3

         Notes to Consolidated Financial Statements
           - March 31, 2009 and 2008........................................ 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 13

Item 4.  Controls and Procedures............................................ 17


PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................... 17

Item 5.  Other Information.................................................. 17

Item 6.  Exhibits........................................................... 18

Signature................................................................... 19

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                        March 31,     December 31,
                                                                                          2009            2008
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in partnerships .......................................................   $  2,768,587    $  2,743,115
Investment in partnerships held for sale or transfer ..............................         35,293       3,163,336
Cash and cash equivalents .........................................................      7,717,021       7,975,361
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $58,848 and $58,242, respectively ............         37,964          38,570
Property purchase costs,
  net of accumulated amortization of $68,253 and $67,597, respectively ............         36,611          37,267
Other assets ......................................................................          2,225           8,313
                                                                                      ------------    ------------

      Total assets ................................................................   $ 10,597,701    $ 13,965,962
                                                                                      ============    ============



                                                  LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  2,790,000    $  5,885,000
Accrued interest payable ..........................................................     10,747,277      19,565,411
Accounts payable and accrued expenses .............................................        347,287         115,752
Distribution payable ..............................................................      1,857,597            --
                                                                                      ------------    ------------

      Total liabilities ...........................................................     15,742,161      25,566,163
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     73,501,500      73,501,500
                                                                                      ------------    ------------

                                                                                        73,503,500      73,503,500

  Less:
    Accumulated distributions to partners .........................................    (21,018,814)    (19,161,217)
    Offering costs ................................................................     (7,562,894)     (7,562,894)
    Accumulated losses ............................................................    (50,066,252)    (58,379,590)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (5,144,460)    (11,600,201)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $ 10,597,701    $ 13,965,962
                                                                                      ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                           For the three months ended
                                                    March 31,
                                          ----------------------------
                                             2009            2008
                                          ------------    ------------
Share of income from partnerships .....   $     25,472    $     68,971
                                          ------------    ------------

Other revenue and  expenses:

  Revenue:
    Gain on extinguishment of debt ....      8,957,777            --
    Interest ..........................         14,458          77,838
                                          ------------    ------------

                                             8,972,235          77,838
                                          ------------    ------------

  Expenses:
    General and administrative ........        378,256          94,378
    Interest ..........................        160,508         877,868
    Management fee ....................         93,750          93,750
    Professional fees .................         38,415          51,168
    Amortization of deferred costs ....         13,440           2,101
                                          ------------    ------------

                                               684,369       1,119,265
                                          ------------    ------------

      Total other revenue and expenses       8,287,866      (1,041,427)
                                          ------------    ------------


Net income (loss) .....................      8,313,338        (972,456)

Accumulated losses, beginning of period    (58,379,590)    (84,864,299)
                                          ------------    ------------

Accumulated losses, end of period .....   $(50,066,252)   $(85,836,755)
                                          ============    ============


Net income (loss) allocated
  to General Partners (1.51%) .........   $    125,531    $    (14,684)
                                          ============    ============

Net income (loss) allocated
  to Initial and Special
  Limited Partners (1.49%) ............   $    123,869    $    (14,490)
                                          ============    ============

Net income (loss) allocated
  to Additional Limited Partners (97%)    $  8,063,938    $   (943,282)
                                          ============    ============

Net income (loss) per unit of
  Additional Limited Partner Interest,
    based on 73,337 units outstanding .   $     109.96    $     (12.86)
                                          ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                             For the three months ended
                                                                                      March 31,
                                                                             ---------------------------
                                                                                 2009           2008
                                                                             -----------    -----------
Cash flows from operating activities:
  Net income (loss) ......................................................   $ 8,313,338    $  (972,456)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of income from partnerships ....................................       (25,472)       (68,971)
    Amortization of deferred costs .......................................        13,440          2,101
    Gain on extinguishment of debt .......................................    (8,957,777)          --

    Changes in assets and liabilities:
      Decrease in other assets ...........................................         6,088         10,205
      Increase in accrued interest payable ...............................       160,508        877,868
      Increase in accounts payable and accrued expenses ..................       231,535         18,263
                                                                             -----------    -----------

        Net cash used in operating activities ............................      (258,340)      (132,990)
                                                                             -----------    -----------


Net decrease in cash and cash equivalents ................................      (258,340)      (132,990)

Cash and cash equivalents, beginning of period ...........................     7,975,361      8,046,599
                                                                             -----------    -----------

Cash and cash equivalents, end of period .................................   $ 7,717,021    $ 7,913,609
                                                                             ===========    ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of March 31, 2009, and the results of its operations and its cash flows for the three month periods ended March 31, 2009 and 2008. The results of operations for the interim period ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.

     The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 2008.


2.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $2,790,000 plus aggregate accrued interest of $10,747,277 as of March 31, 2009, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     Asbury Towers was paid off at a discount from proceeds of the sale of the property owned by the Local Partnership in 2008. Effective January 1, 2009, the Partnership's interest in Cedar Point and Thornwood House were transferred to the purchase money noteholders and or their affiliates or assignees.

     Property             Principal           Date            Disposition
     --------            -----------      ------------        -----------

     Asbury Towers       $3,432,081       August 2008         Sale
     Cedar Point          1,320,000       January 2009        Transfer
     Thornwood House      1,775,000       January 2009        Transfer

     The purchase money notes related to the following properties have matured and have not been paid or extended as of May 13, 2009.

                                             Accrued Interest
                                                  as of
     Property                 Principal       March 31, 2009        Maturity
     --------                -----------      --------------        --------

     Westport Village (1)    $  840,000         $2,730,165          09/01/99
     Pilgrim Tower East       1,450,000 (2)      4,747,892          11/30/03

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

     (1)  In receivership.
     (2)  Remaining principal, after a partial payment.

     The remaining purchase money note related to Northridge Park matures in 2025. As of March 31, 2009, principal and accrued interest balances were $500,000 and $3,269,220, respectively.

     As of March 31, 2009, Westport Village is in receivership. The Partnership's non-recourse purchase money notes and accrued interest totaled $840,000 and $2,730,165, respectively at March 31, 2009. The Partnership is not anticipating any loss resulting from the anticipated change in ownership upon foreclosure.

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

     The Partnership's inability to pay certain of the purchase money notes principal and accrued interest balances when due, and the resulting uncertainty regarding the Partnership's continued ownership interest in the related Local Partnerships, does not adversely impact the Partnership's financial condition because the purchase money notes are nonrecourse and secured solely by the Partnership's interest in the related Local Partnerships. Therefore, should the investment in any of the Local Partnerships with matured or maturing purchase money notes not produce sufficient value to satisfy the related purchase money notes, the Partnership's exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate. Of the eight Local Partnerships in which the Partnership is invested as of March 31, 2009, the two Local Partnerships with associated purchase money notes which have matured, or which mature through March 31, 2010, and which remain unpaid or unextended as of May 13, 2009, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

                              Percentage of Total        Partnership's Share of
                             Distributions Received           Income from
     For the Year Ending     from Local Partnerships       Local Partnerships
     -------------------     -----------------------     ----------------------

     December 31, 2007                   0%                   $0
     December 31, 2008                10.4%                   $57,257


     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2009 and 2008, was $160,508 and $877,868, respectively. The accrued interest payable on the purchase money notes of $10,747,277 and $19,565,411 as of March 31, 2009 and December 31, 2008,
respectively, is due upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

                                   Cedar Point
                                   -----------

     The Partnership defaulted on its purchase money note secured by its interest in Southwest Development Company (Cedar Point) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $3,122,592, respectively. The Partnership had agreed in principle to assign its interest in Cedar Point to the noteholders in satisfaction of the nonrecourse note. There had been no communication with the noteholders since 2006. Therefore, on December 31, 2007, the Partnership's basis in Cedar Point, along with associated acquisition fees and property purchase costs which had been reclassified to investment in partnership's held for sale or transfer, were returned to their respective operating accounts. The Partnership was subsequently informed by counsel of the purchase money noteholders that consent to transfer the Partnership's interest has been obtained from the Illinois Housing Development Authority (IHDA). Effective January 1, 2009, the Partnership's interest was transferred to the purchase money noteholders. As of January 1, 2009, the principal and accrued interest balances were $1,320,000 and $3,907,607, respectively. The sale resulted in gain from extinguishment of debt for financial statement purposes of $2,566,944 in 2009 and in gain of approximately $3.9 million for federal tax purposes.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

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

                                 DeAngelis Manor
                                 ---------------

     On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of May 13, 2009, the note has not been canceled pending final receipt of accumulated cash from the property's previous operations and payment thereof to the purchase money noteholder. The final cancellation of the note will have no financial impact to the Partnership.

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note secured by its interest in Pilgrim Tower East Associates (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of May 13, 2009, principal and accrued interest of $1,450,000 and $4,772,976, respectively, were due. The Partnership and the noteholders signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. The noteholders failed to obtain required regulatory consent to the sale within the required time frame and the contract for the sale of the Partnership's interest expired in November 2003.Under the terms of the note and the Assignment and Security Agreement, the noteholders have the right to enforce their security interests in the Local Partnership subject to approval by California Housing Finance Agency (CHFA) and all other government agencies with jurisdiction over the property. The Partnership has been informed by the noteholders that they are working to obtain regulatory consent to the transfer of the Partnership's interest. There is no assurance that a transfer of the Partnership's interest in Pilgrim Tower East will occur.

     Due to the impending transfer of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which
totaled   $27,554  and  $39,732  at  March  31,  2009  and  December  31,  2008,
respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                                 Thornwood House
                                 ---------------

     The Partnership defaulted on its purchase money note secured by its interest in Thornwood House Associates (Thornwood House) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,775,000 and $4,025,568, respectively. The Partnership had agreed in principle to assign its interest to the noteholder in satisfaction of the nonrecourse note. There had been no communication with the noteholders

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

since 2006. Therefore, on December 31, 2007, the Partnership's basis in Thornwood House, along with associated acquisition fees and property purchase costs which had been reclassified to investment in partnerships held for sale or transfer, were returned to their respective operating accounts. The Partnership was subsequently informed by counsel of the purchase money noteholders that consent to transfer the Partnership's interest has been obtained from IDHA. Effective January 1, 2009, the Partnership's interest was transferred to the purchase money noteholders. As of January 1, 2009, the principal and accrued interest balances were $1,775,000 and $5,071,035, respectively. The sale resulted in gain from extinguishment of debt for financial statement purposes of $6,390,833 in 2009 and in gain of approximately $7.7 million for federal tax purposes.

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

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes secured by its interest in Westport Associates (Westport Village) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of May 13, 2009, principal and accrued interest of $840,000 and $2,743,470, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow. However, there has been no response from the noteholders concerning implementing the settlement since 2000. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts.

     The loan encumbering the property associated with the Partnership's investment in Westport Village is in default. The Managing General Partner of the Local Partnership was unable to reach an agreement with IHDA to a mortgage restructuring. As of March 31, 2009, Westport Village is in receivership. The Partnership is working with the IHDA for a sale of the property in lieu of foreclosure that they approved. The Partnership's non-recourse purchase money notes and accrued interest thereon total $840,000 and $2,730,165, respectively, at March 31, 2009 relating to this property. The Partnership is not anticipating any loss resulting from the change in ownership.

     As Westport Village is in receivership, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchased costs, which totaled $0 at both March 31, 2009 and December 31, 2008, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

b.   Completed sales
     ---------------

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

c.   Assets held for sale or transfer
     --------------------------------

                                   Hale Ohana
                                   ----------

     The Partnership has been informed that the Local Managing General Partner signed a contract to sell the property related to Lihue II Associates (Hale Ohana). Due to the impending sale of the property, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $7,739 at both March 31, 2009 and December 31, 2008, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets. There is no assurance that a sale will occur.

                                 Madison Square
                                 ---------------

     On May 7, 2008, the Local Managing General Partner signed a contract to sell the property related to Madison Square, Ltd. Dividend Housing Associates (Madison Square) to a non-profit. The potential purchaser of the property defaulted on the contract. Therefore, effective March 31, 2009, the
Partnership's basis in the Local Partnership which had been reclassified to investment in partnerships held for sale or transfer was returned to the respective operating accounts.

     Due to the impending sale of the property owned by Madison Square, the Partnership's basis in the Local Partnership, which totaled $0 at December 31, 2008, had been reclassified to asset held for sale or transfer in the accompanying consolidated balance sheet at that date.

                               Pilgrim Tower East
                               ------------------

     See Note 2.a., above.

                                Westport Village
                                ----------------

     See Note 2.a., above.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the eight and eleven Local Partnerships in which the Partnership was invested as of March 31, 2009 and 2008, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.


                                     COMBINED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                               For the three months ended
                                                                        March 31,
                                              ------------------------------------------------------------
                                                         2009                             2008
                                              -------------------------        ---------------------------
                                                Equity                           Equity
                                                Method        Suspended          Method         Suspended
                                              ----------      ----------       ----------       ----------
     Number of Local Partnerships                 2               6                 4               7
                                                  =               =                 =               =

     Revenue:
       Rental                                 $  362,098      $1,799,944       $  852,851       $2,297,216
       Other                                      29,866          82,808           89,711          151,279
                                              ----------      ----------       ----------       ----------

         Total revenue                           391,964       1,882,752          942,562        2,448,495
                                              ----------      ----------       ----------       ----------

     Expenses:
       Operating                                 278,656       1,143,425          712,978        1,781,778
       Interest                                   10,343         422,322          (10,596)         453,723
       Depreciation and amortization              77,232         355,101          170,505          554,400
                                              ----------      ----------       ----------       ----------

         Total expenses                          366,231       1,920,848          872,887        2,789,901
                                              ----------      ----------       ----------       ----------

     Net income (loss)                        $   25,733      $  (38,096)      $   69,675       $ (341,406)
                                              ==========      ==========       ==========       ==========

     Partnership's share of Local
       Partnership net income                     25,472              --           68,971              --
                                              --------------------------       --------------------------

     Share of income from partnerships                 $25,472                          $68,971
                                                       =======                          =======

     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of March 31, 2009 and 2008, the Partnership's share of cumulative losses to date for six of the eight

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


2.   INVESTMENTS IN PARTNERSHIPS - Continued

and seven of the eleven Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $6,850,694 and $12,741,643, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.


3.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. For the three month periods ended March 31, 2009 and 2008 the Partnership paid $66,358 and $52,866, respectively. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended March 31, 2009 and 2008.

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


4.   CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains five cash accounts. As of March 31, 2009, the uninsured portion of the cash balances was $7,892,094.


                           Number of    Bank Balance    Insured      Uninsured
        Bank               Accounts       03/31/09      03/31/09      03/31/09
----------------------     --------     ------------    --------     ----------

Dreyfus Inst Preferred
  Money Market Fund            1        $7,682,000      $0           $7,682,000

Dreyfus Inst Preferred
  Prime Shares                 1        $209,319        $0           $209,319

SunTrust Bank                  3        $18,653         $17,878      $775

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2009 and 2008

                                   (Unaudited)


5.   CASH DISTRIBUTIONS

     On May 17, 2009, the Partnership will declare a cash distribution of $1,857,597 ($25 per Unit) to the Limited Partners who are holders of record as of May 17, 2009, of which, in April 2009, $590,097 was paid to the State of New Jersey for non-resident withholding tax.

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

                          Critical Accounting Policies
                          ----------------------------

     The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in the Partnership's annual report on Form 10-K at December 31, 2008. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for seven Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships.

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

     As of March 31, 2009, the carrying amount of the Partnership's investment in the Local Partnership with Section 8 HAP contracts expiring in the next 12 months and which was not sold on or before May 13, 2009, was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $5,859,424, net of the distribution payable as of March 31, 2009, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of May 13, 2009, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $2,790,000 plus aggregate accrued interest of $10,747,277 as of March 31, 2009, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     Asbury Towers was paid off at a discount from proceeds of the sale of the property owned by the Local Partnership in 2008. Effective January 1, 2009, the Partnership's interest in Cedar Point and Thornwood House were transferred to the purchase money noteholders and or their affiliates or assignees.

     Property              Principal            Date           Disposition
     --------             -----------       ------------       -----------

     Asbury Towers        $3,432,081        August 2008        Sale
     Cedar Point           1,320,000        January 2009       Transfer
     Thornwood House       1,775,000        January 2009       Transfer


     The purchase money notes related to the following properties have matured and have not been paid or extended as of May 13, 2009.

                                              Accrued Interest
                                                   as of
     Property                  Principal      March 31, 2009     Maturity
     --------                 -----------     --------------     --------

     Westport Village (1)     $  840,000        $2,730,165       09/01/99
     Pilgrim Tower East        1,450,000 (2)     4,747,892       11/30/03

     (1) In receivership.
     (2) Remaining principal, after a partial payment.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The remaining purchase money note related to Northridge Park matures in 2025. As of March 31, 2009, principal and accrued interest balances were $500,000 and $3,269,220, respectively.

     As of March 31, 2009, Westport Village is in receivership. The Partnership's non-recourse purchase money notes and accrued interest totaled $840,000 and $2,730,165, respectively at March 31, 2009. The Partnership is not anticipating any loss resulting from the anticipated change in ownership upon foreclosure.

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate. Of the eight Local Partnerships in which the Partnership is invested as of March 31, 2009, the two Local Partnerships with associated purchase money notes which have matured, or which mature through March 31, 2010, and which remain unpaid or unextended as of May 13, 2009, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


                            Percentage of Total       Partnership's Share of
                           Distributions Received         Income from
    For the Year Ended     from Local Partnerships      Local Partnerships
    ------------------     -----------------------    ----------------------

    December 31, 2007                 0%                    $0
    December 31, 2008              10.4%                    $57,257


     The Managing General Partner continues to address the maturity and impending maturity of the Partnership's debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners. However, there can be no assurance that these strategies will be successful.

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2009, existing cash resources were adequate to support operating cash requirements. Cash and cash equivalents decreased $258,340 during the three month period ended March 31, 2009, due to operating expenses paid in cash

                              Results of Operations
                              ---------------------

     The Partnership recognized net income for the three month period ended March 31, 2009, compared to net loss in 2008, primarily due to increased gain on extinguishment of debt and a decrease in interest expense, both related to the transfer of the Partnership's interests in Cedar Point and Thornwood House, partially offset by decreases in share of income from partnerships and interest revenue and increased general and administrative expenses. Share of income from partnerships decreased primarily due to lower rental income and higher operating expenses at one property. Interest revenue decreased due to lower interest rates in 2009. General and administrative expenses increased primarily due to taxes payable and higher reimbursed payroll costs.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2009 and 2008 did not include losses of $139,340 and $440,635, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2009.

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

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures


     In April 2009, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of March 31, 2009, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities

     See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.


Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2009, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2009.

     There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

     On May 17, 2009, the Partnership will declare a cash distribution of $1,857,597 ($25 per Unit) to the Limited Partners who are holders of record as of May 17, 2009, of which, in April 2009, $590,097 was paid to the State of New Jersey for non-resident withholding tax.

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


                                  CAPITAL REALTY INVESTORS-IV LIMITED
                                    PARTNERSHIP
                                  ----------------------------------------------
                                  (Registrant)

                                  by:  C.R.I., Inc.
                                       -----------------------------------------
                                       Managing General Partner




May 13, 2009                           by:  /s/ H. William Willoughby
------------                                ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Accounting Officer