Form 10-Q
period 2009-06-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2009-08-11
CIK 740371

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

     For the Quarterly Period Ended June 30, 2009

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

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    |_|        No       |X|



--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2009


                                                                           Page
                                                                           ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - June 30, 2009 and December 31, 2008............................ 1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three and six months ended June 30, 2009 and 2008...... 2

         Consolidated Statements of Cash Flows
           - for the six months ended June 30, 2009 and 2008................ 3

         Notes to Consolidated Financial Statements
           - June 30, 2009 and 2008......................................... 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 14

Item 4.  Controls and Procedures............................................ 18


PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.................................... 19

Item 5.  Other Information.................................................. 19

Item 6.    Exhibits......................................................... 19

Signature................................................................... 20

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                        June 30,      December 31,
                                                                                          2009            2008
                                                                                      ------------    ------------
                                                                                       (Unaudited)
Investments in partnerships .......................................................   $  2,802,790    $  2,743,115
Investment in partnerships held for sale or transfer ..............................         27,554       3,163,336
Cash and cash equivalents .........................................................      5,807,024       7,975,361
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $61,954 and $58,242, respectively ............         39,091          38,570
Property purchase costs,
  net of accumulated amortization of $76,843 and $67,597, respectively ............         41,520          37,267
Other assets ......................................................................          1,798           8,313
                                                                                      ------------    ------------

      Total assets ................................................................   $  8,719,777    $ 13,965,962
                                                                                      ============    ============



                        LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  2,790,000    $  5,885,000
Accrued interest payable ..........................................................     10,906,628      19,565,411
Accounts payable and accrued expenses .............................................         75,936         115,752
                                                                                      ------------    ------------

      Total liabilities ...........................................................     13,772,564      25,566,163
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     73,501,500      73,501,500
                                                                                      ------------    ------------

                                                                                        73,503,500      73,503,500

  Less:
    Accumulated distributions to partners .........................................    (21,019,700)    (19,161,217)
    Offering costs ................................................................     (7,562,894)     (7,562,894)
    Accumulated losses ............................................................    (49,973,693)    (58,379,590)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (5,052,787)    (11,600,201)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $  8,719,777    $ 13,965,962
                                                                                      ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                            For the three months ended        For the six months ended
                                                      June 30,                        June 30,
                                          ------------------------------    ------------------------------
                                               2009             2008            2009             2008
                                          -------------    -------------    -------------    -------------
Share of income from partnerships .....   $     471,706    $     544,148    $     497,178    $     613,119
                                          -------------    -------------    -------------    -------------

Other revenue and  expenses:

  Revenue:
    Interest ..........................           6,667           54,821           21,125          132,659
    Gain from extinguishment of debt ..            --               --          8,957,777             --
                                          -------------    -------------    -------------    -------------

                                                  6,667           54,821        8,978,902          132,659
                                          -------------    -------------    -------------    -------------

  Expenses:
    General and administrative ........          99,870           82,045          478,128          176,423
    Interest ..........................         159,351          190,424          319,859        1,068,292
    Management fee ....................          93,750           93,750          187,500          187,500
    Professional fees .................          31,139           53,668           69,554          104,835
    Amortization of deferred costs ....           1,704            2,101           15,142            4,203
                                          -------------    -------------    -------------    -------------

                                                385,814          421,988        1,070,183        1,541,253
                                          -------------    -------------    -------------    -------------

      Total other revenue and expenses         (379,147)        (367,167)       7,908,719       (1,408,594)
                                          -------------    -------------    -------------    -------------

Net income (loss) .....................          92,559          176,981        8,405,897         (795,475)

Accumulated losses, beginning of period     (50,066,252)     (85,836,755)     (58,379,590)     (84,864,299)
                                          -------------    -------------    -------------    -------------

Accumulated losses, end of period .....   $ (49,973,693)   $ (85,659,774)   $ (49,973,693)   $ (85,659,774)
                                          =============    =============    =============    =============


Net income (loss) allocated
  to General Partners (1.51%) .........   $       1,398    $       2,672    $     126,929    $     (12,012)
                                          =============    =============    =============    =============

Net income (loss) allocated
  to Initial and Special
  Limited Partners (1.49%) ............   $       1,379    $       2,637    $     125,248    $     (11,852)
                                          =============    =============    =============    =============

Net income (loss) allocated
  to Additional Limited Partners (97%)    $      89,782    $     171,672    $   8,153,720    $    (771,611)
                                          =============    =============    =============    =============

Net income (loss) per unit of
  Additional Limited Partner Interest,
    based on 73,337 units outstanding .   $        1.22    $        2.34    $      111.18    $      (10.52)
                                          =============    =============    =============    =============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                              For the six months ended
                                                                                       June 30,
                                                                             ---------------------------
                                                                                 2009           2008
                                                                             ------------   ------------
Cash flows from operating activities:
  Net income (loss) ......................................................   $ 8,405,897    $  (795,475)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Share of income from partnerships ....................................      (497,178)      (613,119)
    Gain from extinguishment of debt .....................................    (8,957,777)          --
    Amortization of deferred costs .......................................        15,142          4,203

    Changes in assets and liabilities:
      Decrease in other assets ...........................................         6,515         15,805
      Increase in accrued interest payable ...............................       319,859      1,068,292
      Decrease in accounts payable and accrued expenses ..................       (39,816)       (55,398)
                                                                             -----------    -----------

        Net cash used in operating activities ............................      (747,358)      (375,692)
                                                                             -----------    -----------

Cash flows from investing activities:
  Receipt of distributions from partnerships .............................       437,504        487,683
                                                                             -----------    -----------

        Net cash provided by investing activities ........................       437,504        487,683
                                                                             -----------    -----------

Cash flows from financing activities:
  Distribution paid to Limited Partners ..................................    (1,268,386)          --
  Tax distribution on behalf of Limited Partners .........................      (590,097)          --
                                                                             -----------    -----------

        Net cash used in financing activities: ...........................    (1,858,483)          --
                                                                             -----------    -----------

Net (decrease) increase in cash and cash equivalents .....................    (2,168,337)       111,991

Cash and cash equivalents, beginning of period ...........................     7,975,361      8,046,599
                                                                             -----------    -----------

Cash and cash equivalents, end of period .................................   $ 5,807,024    $ 8,158,590
                                                                             ===========    ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of June 30, 2009, and the results of its operations for the three and six month periods ended June 30, 2009 and 2008, and its cash flows for the six month periods ended June 30, 2009 and 2008. The results of operations for the interim periods ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year.

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


2.   NEW ACCOUNTING PRONOUNCEMENTS

     FASB Statement No. 165 Subsequent Events establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the company issues financial statements or has them available to issue. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for periods ending after June 15, 2009. Subsequent events have been evaluated through August 11, 2009, which is the issue date of the consolidated financial statements. The adoption of SFAS 165 did not have a material impact on the consolidated results of operations or financial position.

     In April 2009, FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" was issued which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements. We adopted the FSP during the quarter ended June 30, 2009.

     In September 2006, the Financial Accounts Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a formal framework for measuring fair value under US GAAP. Although SFAS No. 157 applies (amends) the provisions of existing FASB and AICPA pronouncements, it does not require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted the recognition and disclosure provisions of SFAS No. 157 for financial assets and financial liabilities and for nonfinancial assets and nonfinancial liabilities that are re-measured at least annually effective January 1, 2008. The adoption did not have a material impact on our financial position, results of operations or cash flows. In accordance with FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157", we adopted the provisions of SFAS No. 157 for all other nonfinancial assets and nonfinancial liabilities effective January 1, 2009 and the adoption did not have a material impact on our financial position, results of operations or cash flows.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


2.   NEW ACCOUNTING PRONOUNCEMENTS - Continued

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

     The Partnership has determined that the fair value of the purchase money notes is de minimus, as the notes are secured by limited partnership interests only, are non-recourse to the Partnership and of which two are in default.

     The  balance  sheet   carrying   amount  for  cash  and  cash   equivalents
approximates their fair value.


3.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $2,790,000 plus aggregate accrued interest of $10,906,628 as of June 30, 2009, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     Asbury Towers was paid off at a discount from proceeds of the sale of the property owned by the Local Partnership in 2008. Effective January 1, 2009, the Partnership's interest in Cedar Point and Thornwood House were transferred to the purchase money noteholders and or their affiliates or assignees.


     Property              Principal          Date          Disposition
     --------             ----------      ------------      -----------

     Asbury Towers        $3,432,081      August 2008       Sale
     Cedar Point           1,320,000      January 2009      Transfer
     Thornwood House       1,775,000      January 2009      Transfer

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

     The purchase money notes related to the following properties have matured and have not been paid or extended as of August 11, 2009.

                                                Accrued Interest
                                                     as of
     Property                  Principal          June 30, 2009       Maturity
     --------                 -----------       ----------------      --------

     Westport Village (1)     $  840,000          $2,759,245          09/01/99
     Pilgrim Tower East        1,450,000 (2)       4,802,718          11/30/03


     (1)  In receivership.
     (2)  Remaining principal, after a partial payment.

     The remaining purchase money note related to Northridge Park matures in 2025. As of June 30, 2009, principal and accrued interest balances were $500,000 and $3,344,665, respectively.

     As of June 30, 2009, Westport Village is in receivership. The Partnership's non-recourse purchase money notes and accrued interest totaled $840,000 and $2,759,245, respectively at June 30, 2009. The Partnership is not anticipating any loss resulting from the anticipated change in ownership upon foreclosure.

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate. Of the eight Local Partnerships in which the Partnership is invested as of June 30, 2009, the two Local Partnerships with associated purchase money notes which have matured, or which mature through June 30, 2010, and which remain unpaid or unextended as of August 11, 2009, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2009, was $159,351 and $319,859, respectively, and $190,424 and $1,068,292 for the three and six month periods ended June 30, 2008, respectively. The accrued interest payable on the purchase money notes of $10,906,628 and $19,565,411 as of June 30, 2009 and December 31, 2008, respectively, is due upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

                                   Cedar Point
                                   -----------

     The Partnership defaulted on its purchase money note secured by its interest in Southwest Development Company (Cedar Point) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,320,000 and $3,122,592, respectively. The Partnership had agreed in principle to assign its interest in Cedar Point to the noteholders in satisfaction of the nonrecourse note. There had been no communication with the noteholders since 2006. Therefore, on December 31, 2007, the Partnership's basis in Cedar Point, along with associated acquisition fees and property purchase costs which had been reclassified to investment in partnerships held for sale or transfer, were returned to their respective operating accounts. The Partnership

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

was subsequently informed by counsel of the purchase money noteholders that consent to transfer the Partnership's interest has been obtained from the Illinois Housing Development Authority (IHDA). Effective January 1, 2009, the Partnership's interest was transferred to the purchase money noteholders. As of January 1, 2009, the principal and accrued interest balances were $1,320,000 and $3,907,607, respectively. The transfer resulted in gain from extinguishment of debt for financial statement purposes of $2,566,944 in 2009 and in gain of approximately $3.9 million for federal tax purposes.

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

                                 DeAngelis Manor
                                 ---------------

     On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of August 11, 2009, the note has not been canceled pending final receipt of accumulated cash from the property's previous operations and payment thereof to the purchase money noteholder. The final cancellation of the note will have no financial impact to the Partnership.

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note secured by its interest in Pilgrim Tower East Associates (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of August 11, 2009, principal and accrued interest of $1,450,000 and $4,827,051, respectively, were due. The Partnership and the noteholders signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. The noteholders failed to obtain required regulatory consent to the sale within the required time frame and the contract for the sale of the Partnership's interest expired in November 2003.Under the terms of the note and the Assignment and Security Agreement, the noteholders have the right to enforce their security interests in the Local Partnership subject to approval by California Housing Finance Agency (CHFA) and all other government agencies with jurisdiction over the property. The Partnership has been informed by the noteholders that they are working to obtain regulatory consent to the transfer of the Partnership's interest. There is no assurance that a transfer of the Partnership's interest in Pilgrim Tower East will occur.

     Due to the impending transfer of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which
totaled   $27,554  and  $39,732  at  June  30,  2009  and   December  31,  2008,
respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

                                 Thornwood House
                                 ---------------

     The Partnership defaulted on its purchase money note secured by its interest in Thornwood House Associates (Thornwood House) on August 30, 2004, when the note matured and was not paid. The default amount included principal and accrued interest of $1,775,000 and $4,025,568, respectively. The Partnership had agreed in principle to assign its interest to the noteholder in satisfaction of the nonrecourse note. There had been no communication with the noteholders since 2006. Therefore, on December 31, 2007, the Partnership's basis in Thornwood House, along with associated acquisition fees and property purchase costs which had been reclassified to investment in partnerships held for sale or transfer, were returned to their respective operating accounts. The Partnership was subsequently informed by counsel of the purchase money noteholders that consent to transfer the Partnership's interest has been obtained from IDHA. Effective January 1, 2009, the Partnership's interest was transferred to the purchase money noteholders. As of January 1, 2009, the principal and accrued interest balances were $1,775,000 and $5,071,035, respectively. The transfer resulted in gain from extinguishment of debt for financial statement purposes of $6,390,833 in 2009 and in gain of approximately $7.7 million for federal tax purposes.

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

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes secured by its interest in Westport Associates (Westport Village) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of August 11, 2009, principal and accrued interest of $840,000 and $2,772,152, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow. However, there has been no response from the noteholders concerning implementing the settlement since 2000. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

     The loan encumbering the property associated with the Partnership's investment in Westport Village is in default. The Managing General Partner of the Local Partnership was unable to reach an agreement with IHDA to a mortgage restructuring. As of June 30, 2009, Westport Village is in receivership. The Partnership is working with the IHDA for a sale of the property in lieu of foreclosure that they approved. The Partnership's non-recourse purchase money notes and accrued interest thereon total $840,000 and $2,759,245, respectively, at June 30, 2009 relating to this property. The Partnership is not anticipating any loss resulting from the change in ownership.

     As Westport Village is in receivership, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchased costs, which totaled $0 at both June 30, 2009 and December 31, 2008, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

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

c.   Assets held for sale or transfer
     --------------------------------

                                   Hale Ohana
                                   ----------

     The Partnership was informed that the Local Managing General Partner signed a contract to sell the property related to Lihue II Associates (Hale Ohana). Due to the impending sale of the property, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $7,739 at December 31, 2008, had been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date. The buyer was unable to close under the terms of the contract. Therefore, effective June 30, 2009, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs were returned to the respective operating accounts.

                               Pilgrim Tower East
                               ------------------

     See Note 3.a., above.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


3. INVESTMENTS IN PARTNERSHIPS - Continued

                                Westport Village
                                ----------------

     See Note 3.a., above.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the eight and eleven Local Partnerships in which the Partnership was invested as of June 30, 2009 and 2008, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.


                        COMBINED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the three months ended
                                                                        June 30,
                                              ------------------------------------------------------------
                                                         2009                              2008
                                              --------------------------       ---------------------------
                                                Equity                           Equity
                                                Method        Suspended          Method         Suspended
                                              ----------      ----------       ----------       ----------
     Number of Local Partnerships                 2               6                 4               7
                                                  =               =                 =               =

     Revenue:
       Rental                                 $  332,940      $1,799,944       $  858,955       $2,297,216
       Other                                      73,420          82,808           79,128          151,279
                                              ----------      ----------       ----------       ----------

         Total revenue                           406,360       1,882,752          938,083        2,448,495
                                              ----------      ----------       ----------       ----------

     Expenses:
       Operating                                 284,234       1,143,425          721,135        1,781,778
       Interest                                   10,343         422,322          (10,596)         453,723
       Depreciation and amortization              77,232         355,101          170,505          554,400
                                              ----------      ----------       ----------       ----------

         Total expenses                          371,809       1,920,848          881,044        2,789,901
                                              ----------      ----------       ----------       ----------

     Net income (loss)                        $   34,551      $  (38,096)      $   57,039       $ (341,406)
                                              ==========      ==========       ==========       ==========


     Cash distributions                       $       --      $  437,503       $       --       $  487,683
                                              ==========      ==========       ==========       ==========


     Cash distributions recorded
       as income                              $       --      $  437,503       $       --       $  487,683

     Partnership's share of Local
       Partnership net income (loss)              34,203          56,465               --
                                              --------------------------       ---------------------------
     Share of income from
       partnerships                                     $471,706                        $544,148
                                                        ========                        ========

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                                For the six months ended
                                                                        June 30,
                                              ------------------------------------------------------------
                                                         2009                              2008
                                              -------------------------         --------------------------
                                                Equity                           Equity
                                                Method        Suspended          Method         Suspended
                                              ----------      ----------       ----------       ----------
     Number of Local Partnerships                 2               6                 4               7
                                                  =               =                 =               =

     Revenue:
       Rental                                 $  695,037      $3,599,887       $1,711,806       $4,594,432
       Other                                     103,286         165,616          168,839          302,558
                                              ----------      ----------       ----------       ----------

         Total revenue                           798,323       3,765,503        1,880,645        4,896,990
                                              ----------      ----------       ----------       ----------

     Expenses:
       Operating                                 562,890       2,286,850        1,434,113        3,563,556
       Interest                                   20,686         844,645          (21,192)         907,447
       Depreciation and amortization             154,464         710,202          341,009        1,108,800
                                              ----------      ----------       ----------       ----------

         Total expenses                          738,040       3,841,697        1,753,930        5,579,803
                                              ----------      ----------       ----------       ----------

     Net income (loss)                        $   60,283      $  (76,194)      $  126,715       $ (682,813)
                                              ==========      ==========       ==========       ==========

     Cash distributions                       $       --      $  437,503       $       --       $  487,683
                                              ==========      ==========       ==========       ==========


     Cash distributions recorded
       as income                              $       --      $  437,503       $       --       $  487,683

     Partnership's share of Local
       Partnership net income                     59,675         125,436               --
                                              --------------------------       ---------------------------
     Share of income from
       partnerships                                    $497,178                        $613,119
                                                       ========                        ========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of June 30, 2009 and 2008, the Partnership's share of cumulative losses to date for six of the eight and seven of the eleven Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $6,888,125 and $13,078,665, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2009 and 2008

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. The Partnership paid $120,694 and $187,052 for the three and six month periods ended June 30, 2009, respectively, and $84,953 and $137,819 for the three and six month periods ended June 30, 2008, respectively. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended June 30, 2009 and 2008 and $187,500 for each of the six month periods ended June 30, 2009 and 2008.

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


5.   CASH DISTRIBUTIONS

     On May 17, 2009, the Partnership declared a cash distribution of $1,857,597 ($25 per Unit) to the Limited Partners who are holders of record as of May 17, 2009, of which, in June 2009, $1,268,386 was paid to the Limited Partners. From the distribution amount, in April 2009, $590,097 was paid to the State of New Jersey for non-resident withholding tax.


6.   CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains four cash accounts, As of June 30, 2009, the uninsured portion of the cash balance was $5,985,507.


                            Number of    Bank Balance     Insured     Uninsured
        Bank                Accounts       06/30/09       06/30/09     06/30/09
----------------------      --------     ------------     --------    ----------

Dreyfus Inst Preferred
  Money Market Fund             1        $5,776,000       $0          $5,776,000

Dreyfus Inst Preferred
  Prime Shares                  1        $209,507         $0          $209,507

SunTrust Bank                   3        $362,637         $362,637    $0


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

                          New Accounting Pronouncements
                          -----------------------------

     FASB Statement No. 165 Subsequent Events establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the company issues financial statements or has them available to issue. SFAS 165 defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 became effective for periods ending after June 15, 2009. Subsequent events have been evaluated through August 11, 2009, which is the issue date of the consolidated financial statements. The adoption of SFAS 165 did not have a material impact on the consolidated results of operations or financial position.

     In April 2009, FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" was issued which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements. We adopted the FSP during the quarter ended June 30, 2009, and have included the additional disclosures in Note 2 to these consolidated financial statements.

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

     As of June 30, 2009, the carrying amount of the Partnership's investment in the Local Partnership with Section 8 HAP contracts expiring in the next 12 months and which was not sold on or before August 11, 2009, was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $5,807,024 as of June 30, 2009, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 11, 2009, there were no material commitments for capital expenditures.

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $2,790,000 plus aggregate accrued interest of $10,906,628 as of June 30, 2009, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

     Asbury Towers was paid off at a discount from proceeds of the sale of the property owned by the Local Partnership in 2008. Effective January 1, 2009, the Partnership's interest in Cedar Point and Thornwood House were transferred to the purchase money noteholders and or their affiliates or assignees.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     Property              Principal          Date          Disposition
     --------              ---------      -------------     -----------

     Asbury Towers         3,432,081      August 2008       Sale
     Cedar Point           1,320,000      January 2009      Transfer
     Thornwood House       1,775,000      January 2009      Transfer


     The purchase money notes related to the following properties have matured and have not been paid or extended as of August 11, 2009.

                                              Accrued Interest
                                                   as of
     Property                Principal         June 30, 2009     Maturity
     --------               -----------       ----------------   --------

     Westport Village (1)   $  840,000          $2,759,245       09/01/99
     Pilgrim Tower East      1,450,000 (2)       4,802,718       11/30/03


     (1) In receivership.
     (2) Remaining principal, after a partial payment.

     The remaining purchase money note related to Northridge Park matures in 2025. As of June 30, 2009, principal and accrued interest balances were $500,000 and $3,344,665, respectively.

     As of June 30, 2009, Westport Village is in receivership. The Partnership's non-recourse purchase money notes and accrued interest totaled $840,000 and $2,759,245, respectively at June 30, 2009. The Partnership is not anticipating any loss resulting from the anticipated change in ownership upon foreclosure.

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate. Of the eight Local Partnerships in which the Partnership is invested as of June 30, 2009, the two Local Partnerships with associated purchase money notes which have matured, or which mature through June 30, 2010, and which remain unpaid or unextended as of August 11, 2009, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2009, existing cash resources were adequate to support cash used in operating and financing activities. Cash and cash equivalents decreased $2,168,337 during the six month period ended June 30, 2009, primarily due to operating expenses paid in cash and distributions paid.

     On May 17, 2009, the Partnership declared a cash distribution of $1,857,597 ($25 per Unit) to the Limited Partners who are holders of record as of May 17, 2009, of which, in June 2009, $1,268,386 was paid to the Limited Partners. From the distribution amount, in April 2009, $590,097 was paid to the State of New Jersey for non-resident withholding tax.

                              Results of Operations
                              ---------------------

     The Partnership's net income for the three month period ended June 30, 2009 decreased compared to 2008, primarily due to decreases in share of income from partnerships and interest revenue. Share of income from partnerships decreased primarily due to lower cash distributions received. Interest revenue decreased due to lower rates in 2009.

     The Partnership recognized net income for the six month period ended June 30, 2009 compared to net loss in 2008, primarily due to an increase in gain from extinguishment of debt and a decrease in interest expense, related to the transfers of Cedar Point and Thornwood House, partially offset by decreases in share of income from partnerships and interest revenue, both as stated above, and increases in general and administrative expenses. General and administrative expenses increased primarily due to filing fees paid by the Partnership and higher reimbursed payroll costs.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2009 did not include losses of $139,342 and $278,682, respectively, compared to excluded losses of $440,633 and $881,268 for the three and six month periods ended June 30, 2008, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2009.

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


Item 4. Controls and Procedures

     In June 2009, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2009, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities


     See Note 3.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.


Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2009, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2009.

     There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

     On May 17, 2009, the Partnership declared a cash distribution of $1,857,597 ($25 per Unit) to the Limited Partners who are holders of record as of May 17, 2009, of which, in June 2009, $1,268,386 was paid to the Limited Partners. From the distribution amount, in April 2009, $590,097 was paid to the State of New Jersey for non-resident withholding tax.


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




August 11, 2009                        by:  /s/ H. William Willoughby
---------------                             ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Accounting Officer