Form 10-Q
period 2009-09-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2009-11-12
CIK 740371

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

       For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer    |_|     Accelerated filer              |_|
Non-accelerated filer      |_|     Smaller reporting company      |X|

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes    |_|        No       |X|



--------------------------------------------------------------------------------

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2009





                                                                           Page
                                                                           ----
Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           - September 30, 2009 and December 31, 2008.....................  1

         Consolidated Statements of Operations and Accumulated Losses
           - for the three and nine months ended September 30, 2009
             and 2008...................................................... 2

         Consolidated Statements of Cash Flows
           - for the nine months ended September 30, 2009 and 2008........  3

         Notes to Consolidated Financial Statements
           - September 30, 2009 and 2008..................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  14

Item 4.  Controls and Procedures..........................................  18


PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities..................................  19

Item 5.  Other Information................................................  19

Item 6.  Exhibits.........................................................  19

Signature.................................................................  20

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                      September 30,   December 31,
                                                                                          2009            2008
                                                                                      -------------   -------------
                                                                                       (Unaudited)
Investments in partnerships .......................................................   $  2,812,533    $  2,743,115
Investment in partnerships held for sale or transfer ..............................         27,554       3,163,336
Cash and cash equivalents .........................................................      5,839,082       7,975,361
Acquisition fees, principally paid to related parties,
  net of accumulated amortization of $62,586 and $58,242, respectively ............         38,459          38,570
Property purchase costs,
  net of accumulated amortization of $82,586 and $67,597, respectively ............         35,778          37,267
Other assets ......................................................................           --             8,313
                                                                                      ------------    ------------

      Total assets ................................................................   $  8,753,406    $ 13,965,962
                                                                                      ============    ============



                                                  LIABILITIES AND PARTNERS' DEFICIT


Due on investments in partnerships ................................................   $  2,790,000    $  5,885,000
Accrued interest payable ..........................................................     11,065,979      19,565,411
Accounts payable and accrued expenses .............................................         77,829         115,752
                                                                                      ------------    ------------

      Total liabilities ...........................................................     13,933,808      25,566,163
                                                                                      ------------    ------------

Commitments and contingencies

Partners' deficit:

  Capital paid in:
    General Partners ..............................................................          2,000           2,000
    Limited Partners ..............................................................     73,501,500      73,501,500
                                                                                      ------------    ------------

                                                                                        73,503,500      73,503,500

  Less:
    Accumulated distributions to partners .........................................    (21,019,700)    (19,161,217)
    Offering costs ................................................................     (7,562,894)     (7,562,894)
    Accumulated losses ............................................................    (50,101,308)    (58,379,590)
                                                                                      ------------    ------------

      Total partners' deficit .....................................................     (5,180,402)    (11,600,201)
                                                                                      ------------    ------------

      Total liabilities and partners' deficit .....................................   $  8,753,406    $ 13,965,962
                                                                                      ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND ACCUMULATED LOSSES

                                   (Unaudited)

                                             For the three months ended        For the nine months ended
                                                    September 30,                    September 30,
                                           ------------------------------    ------------------------------
                                                2009             2008             2009            2008
                                           -------------    -------------    -------------    -------------
Share of income (loss) from partnerships   $     242,073    $    (109,244)   $     739,251    $     503,875
                                           -------------    -------------    -------------    -------------

Other revenue and  expenses:

  Revenue:
    Interest ...........................           1,302           51,095           22,427          183,754
    Gain from extinguishment of debt ...            --         28,168,263        8,957,777       28,168,263
                                           -------------    -------------    -------------    -------------

                                                   1,302       28,219,358        8,980,204       28,352,017
                                           -------------    -------------    -------------    -------------

  Expenses:
    General and administrative .........          80,652           62,068          558,781          238,492
    Interest ...........................         159,351          433,472          479,210        1,501,764
    Management fee .....................          93,750           93,750          281,250          281,250
    Professional fees ..................          30,863           11,766          100,416          116,601
    Amortization of deferred costs .....           6,374            1,990           21,516            6,192
                                           -------------    -------------    -------------    -------------

                                                 370,990          603,046        1,441,173        2,144,299
                                           -------------    -------------    -------------    -------------

      Total other revenue and expenses .        (369,688)      27,616,312        7,539,031       26,207,718
                                           -------------    -------------    -------------    -------------

Net (loss) income ......................        (127,615)      27,507,068        8,278,282       26,711,593

Accumulated losses, beginning of period      (49,973,693)     (85,659,774)     (58,379,590)     (84,864,299)
                                           -------------    -------------    -------------    -------------

Accumulated losses, end of period ......   $ (50,101,308)   $ (58,152,706)   $ (50,101,308)   $ (58,152,706)
                                           =============    =============    =============    =============


Net (loss) income allocated
  to General Partners (1.51%) ..........   $      (1,927)   $     415,357    $     125,002    $     403,345
                                           =============    =============    =============    =============

Net (loss) income allocated
  to Initial and Special
  Limited Partners (1.49%) .............   $      (1,901)   $     409,855    $     123,346    $     398,003
                                           =============    =============    =============    =============

Net (loss) income allocated
  to Additional Limited Partners (97%) .   $    (123,787)   $  26,681,856    $   8,029,934    $  25,910,245
                                           =============    =============    =============    =============

Net (loss) income per unit of
  Additional Limited Partner Interest,
    based on 73,337 units outstanding ..   $       (1.69)   $      363.83    $      109.49    $      353.30
                                           =============    =============    =============    =============


                   The accompanying notes are an integral part of these consolidated financial statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements


                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  For the nine months ended
                                                                                         September 30,
                                                                                  ----------------------------
                                                                                      2009            2008
                                                                                  ------------    ------------
Cash flows from operating activities:
  Net income ..................................................................   $  8,278,282    $ 26,711,593

  Adjustments to reconcile net income to net cash used in operating activities:
    Share of income from partnerships .........................................       (739,251)       (503,875)
    Gain from extinguishment of debt ..........................................     (8,957,777)    (28,168,263)
    Amortization of deferred costs ............................................         21,516           6,192

    Changes in assets and liabilities:
      Decrease in other assets ................................................          8,313          15,895
      Increase in accrued interest payable ....................................        479,210       1,501,764
      Decrease in accounts payable and accrued expenses .......................        (37,923)        (49,289)
                                                                                  ------------    ------------

        Net cash used in operating activities .................................       (947,630)       (485,983)
                                                                                  ------------    ------------

Cash flows from investing activities:
    Receipt of distributions from partnerships ................................        669,834         492,013
                                                                                  ------------    ------------

        Net cash provided by investing activities .............................        669,834         492,013
                                                                                  ------------    ------------

Cash flows from financing activities:
    Distribution to Limited Partners ..........................................     (1,268,386)           --
    Tax distribution on behalf of Limited Partners ............................       (590,097)           --
                                                                                  ------------    ------------

        Net cash used in financing activities .................................     (1,858,483)           --
                                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents ..........................     (2,136,279)          6,030

Cash and cash equivalents, beginning of period ................................      7,975,361       8,046,599
                                                                                  ------------    ------------

Cash and cash equivalents, end of period ......................................   $  5,839,082    $  8,052,629
                                                                                  ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


1.   BASIS OF PRESENTATION

     In the opinion of C.R.I.,  Inc. (CRI), the Managing  General  Partner,  the
accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of September 30, 2009, and the results of its operations for the three and nine month periods ended September 30, 2009 and 2008, and its cash flows for the nine month periods ended September 30, 2009 and 2008. The results of operations for the interim periods ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year.

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


2.   NEW ACCOUNTING PRONOUNCEMENTS

     On July 1, 2009, the Partnership adopted Financial Accounting Standards Board Accounting Standards Codification ("ASC"), which establishes the ASC as the source of authoritative accounting principles to be applied in preparation of financial statements in conformity with US GAAP. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows.

     On January 1, 2009, the Partnership adopted the new accounting standard which requires adoption of the fair value standards in the ASC for nonfinancial assets and nonfinancial liabilities. The adoption did not have a material impact on the financial position, results of operations or cash flows.

     During the quarter ended June 30, 2009, the Partnership adopted the new accounting standard which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements.

         The ASC establishes a hierarchy for inputs used in measuring fair value as follows:

     1. Level 1 Inputs -- quoted prices in active markets for identical assets of liabilities.
     2. Level 2 Inputs -- observable inputs other than quoted prices in active markets for identical assets and liabilities.
     3.   Level 3 Inputs -- unobservable inputs.

     In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


2.   NEW ACCOUNTING PRONOUNCEMENTS - Continued

     The Partnership has determined that the fair value of the purchase money notes is de minimus, as the notes are secured by limited partnership interests only, are non-recourse to the Partnership and of which two are in default.

     The  balance  sheet   carrying   amount  for  cash  and  cash   equivalents
approximates their fair value.

     The ASC establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the Partnership issues financial statements or has them available to issue. The ASC defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The guidance became effective for periods ending after June 15, 2009. Subsequent events have been evaluated through November 12, 2009, which is the issue date of the financial statements. The adoption of the guidance did not have a material impact on the financial position, results of operations or cash flows.


3.   INVESTMENTS IN PARTNERSHIPS

a.   Due on investments in partnerships and accrued interest payable
     ---------------------------------------------------------------

                              Purchase money notes
                              --------------------

     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $2,790,000 plus aggregate accrued interest of $11,065,979 as of September 30, 2009, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

     Asbury Towers was paid off at a discount from proceeds of the sale of the property owned by the Local Partnership in 2008. Effective January 1, 2009, the Partnership's interest in Cedar Point and Thornwood House were transferred to the purchase money noteholders and or their affiliates or assignees.


     Property             Principal      Date              Disposition
     --------            -----------    ------------       ------------

     Asbury Towers       $3,432,081     August 2008        Sale
     Cedar Point          1,320,000     January 2009       Transfer
     Thornwood House      1,775,000     January 2009       Transfer

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


3. INVESTMENTS IN PARTNERSHIPS - Continued

     The purchase money notes related to the following properties have matured and have not been paid or extended as of November 12, 2009.

                                           Accrued Interest
                                                as of
     Property                Principal    September 30, 2009     Maturity
     --------               -----------   ------------------     --------

     Westport Village       $  840,000        $2,788,325         09/01/99
     Pilgrim Tower East      1,450,000 (1)     4,857,544         11/30/03


     (1)  Remaining principal, after a partial payment.

     The remaining purchase money note related to Northridge Park matures in 2025. As of September 30, 2009, principal and accrued interest balances were $500,000 and $3,420,110, respectively.

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

     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


3. INVESTMENTS IN PARTNERSHIPS - Continued

the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate. Of the eight Local Partnerships in which the Partnership is invested as of September 30, 2009, the two Local Partnerships with associated purchase money notes which have matured, or which mature through September 30, 2010, and which remain unpaid or unextended as of November 12, 2009, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2009, was $159,351 and $479,210, respectively, and $433,472 and $1,501,764 for the three and nine month periods ended September 30, 2008, respectively. The accrued interest payable on the purchase money notes of $11,065,979 and $19,565,411 as of September 30, 2009 and December 31, 2008, respectively, is due upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

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

                           September 30, 2009 and 2008

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

                                 DeAngelis Manor
                                 ---------------

     On March 19, 2002, DeAngelis Manor was sold. Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of November 12, 2009, the note has not been canceled pending final receipt of accumulated cash from the property's previous operations and payment thereof to the purchase money noteholder. The final cancellation of the note will have no financial impact to the Partnership.

                               Pilgrim Tower East
                               ------------------

     The Partnership defaulted on its purchase money note secured by its interest in Pilgrim Tower East Associates (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid. The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively. As of November 12, 2009, principal and accrued interest of $1,450,000 and $4,882,928, respectively, were due. The Partnership and the noteholders signed a contract to sell the Partnership's interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003. The noteholders failed to obtain required regulatory consent to the sale within the required time frame and the contract for the sale of the Partnership's interest expired in November 2003.Under the terms of the note and the Assignment and Security Agreement, the noteholders have the right to enforce their security interests in the Local Partnership subject to approval by California Housing Finance Agency (CHFA) and all other government agencies with jurisdiction over the property. The Partnership has been informed by the noteholders that they are working to obtain regulatory consent to the transfer of the Partnership's interest. There is no assurance that a transfer of the Partnership's interest in Pilgrim Tower East will occur.

     Due to the impending transfer of the Partnership's interest in Pilgrim Tower East, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $27,554 and $39,732 at September 30, 2009 and December 31, 2008, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

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

                                Westport Village
                                ----------------

     The Partnership defaulted on its purchase money notes secured by its interest in Westport Associates (Westport Village) on September 1, 1999, when the notes matured and were not paid. The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively. As of November 12, 2009, principal and accrued interest of $840,000 and $2,801,789, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000. The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001. At that time, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow. However, there has been no response from the noteholders concerning implementing the settlement since 2000. Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

     The loan encumbering the property associated with the Partnership's investment in Westport Village is in default. The Managing General Partner of the Local Partnership was unable to reach an agreement with IHDA to a mortgage restructuring. IHDA has provided notice of foreclosure sale of the property. The Partnership's non-recourse purchase money notes and accrued interest thereon total $840,000 and $2,788,325, respectively, at September 30, 2009 relating to this property. The Partnership is not anticipating any loss resulting from the change in ownership.

     Due to the impending foreclosure, the Partnership's basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchased costs, which totaled $0 at both September 30, 2009 and December 31, 2008, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

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

c.   Assets held for sale or transfer
     --------------------------------

                               Pilgrim Tower East
                               ------------------

     See Note 3.a., above.

                                Westport Village
                                ----------------

     See Note 3.a., above.

d.   Summarized financial information
     --------------------------------

     Combined statements of operations for the eight and ten Local Partnerships in which the Partnership was invested as of September 30, 2009 and 2008, respectively, follow. The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


3. INVESTMENTS IN PARTNERSHIPS - Continued

Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

                                         COMBINED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                               For the three months ended
                                                                     September 30,
                                              ------------------------------------------------------------
                                                        2009                               2008
                                              --------------------------       ---------------------------
                                                Equity                           Equity
                                                Method        Suspended          Method         Suspended
                                              ----------      ----------       ----------       ----------
     Number of Local Partnerships                  2              6                4                6
                                                   =              =                =                =

     Revenue:
       Rental                                 $  434,245      $1,799,944       $  846,588       $1,744,027
       Other                                     (76,077)         82,808            8,272           97,277
                                              ----------      ----------       ----------       ----------

         Total revenue                           358,168       1,882,752          854,860        1,841,304
                                              ----------      ----------       ----------       ----------

     Expenses:
       Operating                                 260,750       1,143,425          809,683        1,114,397
       Interest                                   10,343         422,322          (10,596)         411,690
       Depreciation and amortization              77,232         355,101          170,505          350,660
                                              ----------      ----------       ----------       ----------

         Total expenses                          348,325       1,920,848          969,592        1,876,747
                                              ----------      ----------       ----------       ----------

     Net income (loss)                        $    9,843      $  (38,096)      $ (114,732)      $  (35,443)
                                              ==========      ==========       ==========       ==========


     Cash distributions recorded
       as income                                      --         232,330               --            4,330


     Partnership's share of Local
       Partnership net income (loss)               9,743              --         (113,574)              --
                                              --------------------------       ---------------------------

     Share of income (loss) from partnerships         $242,073                         $(109,244)
                                                      ========                         =========

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


3.   INVESTMENTS IN PARTNERSHIPS - Continued

                                                             For the nine months ended
                                                                     September 30,
                                              -----------------------------------------------------------
                                                         2009                             2008
                                              -------------------------        --------------------------
                                                Equity                           Equity
                                                Method        Suspended          Method         Suspended
                                              ----------      ----------       ----------       ----------
     Number of Local Partnerships                 2               6                 4               6
                                                  =               =                 =               =

     Revenue:
       Rental                                 $1,129,282      $5,399,831       $2,558,394       $5,232,080
       Other                                      27,209         248,423          177,111          291,832
                                              ----------      ----------       ----------       ----------

         Total revenue                         1,156,491       5,648,254        2,735,505        5,523,912
                                              ----------      ----------       ----------       ----------

     Expenses:
       Operating                                 823,640       3,430,274        2,243,796        3,343,190
       Interest                                   31,028       1,266,967          (31,788)       1,235,069
       Depreciation and amortization             231,696       1,065,303          511,514        1,051,980
                                              ----------      ----------       ----------       ----------

         Total expenses                        1,086,364       5,762,544        2,723,522        5,630,239
                                              ----------      ----------       ----------       ----------

     Net income (loss)                        $   70,127      $ (114,290)      $   11,983       $ (106,327)
                                              ==========      ==========       ==========       ==========

     Cash distributions                       $       --      $  669,833       $       --       $  492,013
                                              ==========      ==========       ==========       ==========


     Cash distributions recorded
       as income                              $       --      $  669,833       $       --       $  492,013

     Partnership's share of Local
       Partnership net income                     69,418              --           11,862               --
                                              --------------------------       ---------------------------

     Share of income from partnerships                  $739,251                        $503,875
                                                        ========                        ========


     Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets. As of September 30, 2009 and 2008, the Partnership's share of cumulative losses to date for six of the eight and six of the ten Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $6,925,552 and $6,765,998, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

                 CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2009 and 2008

                                   (Unaudited)


4.   RELATED PARTY TRANSACTIONS

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership. The Partnership paid $59,869 and $248,865 for the three and nine month periods ended September 30, 2009, respectively, and $40,983 and $178,802 for the three and nine month periods ended September 30, 2008, respectively. Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

     In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended September 30, 2009 and 2008 and $281,250 for each of the nine month periods ended September 30, 2009 and 2008.

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


5.   CASH DISTRIBUTIONS

     On May 17, 2009, the Partnership declared a cash distribution of $1,857,597 ($25 per Unit) to the Limited Partners who were holders of record as of May 17, 2009, of which, in June 2009, $1,268,386 was paid to the Limited Partners. From the distribution amount, in April 2009, $590,097 was paid to the State of New Jersey for non-resident withholding tax.


6.   CASH CONCENTRATION RISK

     Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains three cash accounts with the same bank. As of September 30, 2009, the uninsured portion of the cash balance was $0.



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

                          New Accounting Pronouncements
                          -----------------------------

     On July 1, 2009, the Partnership adopted Financial Accounting Standards Board Accounting Standards Codification ("ASC"), which establishes the ASC as the source of authoritative accounting principles to be applied in preparation of financial statements in conformity with US GAAP. The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows.

     On January 1, 2009, the Partnership adopted the new accounting standard which requires adoption of the fair value standards in the ASC for nonfinancial assets and nonfinancial liabilities. The adoption did not have a material impact on the financial position, results of operations or cash flows.

     During the quarter ended June 30, 2009, the Partnership adopted the new accounting standard which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements.

     The ASC establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the Partnership issues financial statements or has them available to issue. The ASC defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The guidance became effective for periods ending after June 15, 2009. Subsequent events have been evaluated through November 12, 2009, which is the issue date of the financial statements. The adoption of the guidance did not have a material impact on the financial position, results of operations or cash flows.

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

     As of September 30, 2009, the carrying amount of the Partnership's investment in the Local Partnership with a Section 8 HAP contract expiring in the next 12 months and which was not sold on or before November 12, 2009, was $0.

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

                          Financial Condition/Liquidity
                          -----------------------------

     The Partnership's liquidity, with unrestricted cash resources of $5,839,082 as of September 30, 2009, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of November 12, 2009, there were no material commitments for capital expenditures.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $2,790,000 plus aggregate accrued interest of $11,065,979 as of September 30, 2009, are payable in full upon the earliest of:
(i) sale or refinancing of the respective Local  Partnership's  rental property;
(ii) payment in full of the respective  Local  Partnership's  permanent loan; or
(iii) maturity.

     Asbury Towers was paid off at a discount from proceeds of the sale of the property owned by the Local Partnership in 2008. Effective January 1, 2009, the Partnership's interest in Cedar Point and Thornwood House were transferred to the purchase money noteholders and/or their affiliates or assignees.


      Property             Principal           Date           Disposition
      --------            -----------      ------------       -----------

      Asbury Towers       $3,432,081       August 2008        Sale
      Cedar Point          1,320,000       January 2009       Transfer
      Thornwood House      1,775,000       January 2009       Transfer


     The purchase money notes related to the following properties have matured and have not been paid or extended as of November 12, 2009.

                                               Accrued Interest
                                                    as of
      Property              Principal         September 30, 2009    Maturity
      --------             -----------        ------------------    --------

      Westport Village      $  840,000           $2,788,325         09/01/99
      Pilgrim Tower East     1,450,000 (1)        4,857,544         11/30/03


      (1) Remaining principal, after a partial payment.

     The remaining purchase money note related to Northridge Park matures in 2025. As of September 30, 2009, principal and accrued interest balances were $500,000 and $3,420,110, respectively.

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

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations. These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations. Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships. In the event of a foreclosure or other transfer of the Partnership's interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain. This gain will be taxable to Limited Partners at a federal tax rate of up to 35.0%. Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate. Of the eight Local Partnerships in which the Partnership is invested as of September 30, 2009, the two Local Partnerships with associated purchase money notes which have matured, or which mature through September 30, 2010, and which remain unpaid or unextended as of November 12, 2009, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

     The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2009, existing cash resources and receipt of distributions from partnerships were adequate to support cash used in operating and financing activities. Cash and cash equivalents decreased $2,136,279 during the nine month period ended September 30, 2009, primarily due to operating expenses paid in cash and distributions paid.

     On May 17, 2009, the Partnership declared a cash distribution of $1,857,597 ($25 per Unit) to the Limited Partners who were holders of record as of May 17, 2009, of which, in June 2009, $1,268,386 was paid to the Limited Partners. From the distribution amount, in April 2009, $590,097 was paid to the State of New Jersey for non-resident withholding tax.

                              Results of Operations
                              ---------------------

     The Partnership recognized net loss for the three month period ended September 30, 2009 compared to net income in 2008, primarily due to decreases in gain from extinguishment of debt and interest revenue, partially offset by increased share of income from partnerships. Interest revenue decreased due to lower cash and cash equivalent balances and rates in 2009. Share of income from partnerships increased primarily due to higher cash distributions received.

Part I. FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued


     The Partnership's net income for the nine month period ended September 30, 2009 decreased compared to 2008, primarily due to decreases in gain from extinguishment of debt and interest revenue and increased general and administrative expenses, partially offset by increased share of income from partnerships and decreased interest expense. Interest revenue decreased due to lower cash and cash equivalent balances and rates in 2009. General and administrative expenses increased primarily due to filing fees paid by the
Partnership and higher reimbursed payroll costs. Share of income from partnerships increased primarily due to cash distributions received. Interest expense decreased due to a lower purchase money note balance.

     For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2009 did not include losses of $139,339 and $418,021, respectively, compared to excluded losses of $137,762 and $413,283 for the three and nine month periods ended September 30, 2008, respectively.

     No other significant changes in the Partnership's operations have taken place during the three month period ended September 30, 2009.

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


Item 4. Controls and Procedures

     In October 2009, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15. The Managing General Partner does not expect that the Partnership's disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2009, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms and (ii) such information was accumulated

Part I. FINANCIAL INFORMATION
Item 4. Controls and Procedures - Continued


and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. In addition, there have been no significant changes in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.


Part II. OTHER INFORMATION
Item 3. Defaults upon Senior Securities

     See Note 3.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.


Item 5. Other Information

     There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2009, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2009.

     There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services exist. Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

     On May 17, 2009, the Partnership declared a cash distribution of $1,857,597 ($25 per Unit) to the Limited Partners who were holders of record as of May 17, 2009, of which, in June 2009, $1,268,386 was paid to the Limited Partners. From the distribution amount, in April 2009, $590,097 was paid to the State of New Jersey for non-resident withholding tax.


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




November 12, 2009                      by:  /s/ H. William Willoughby
-----------------                           ------------------------------------
DATE                                        H. William Willoughby,
                                            Director, President, Secretary,
                                              Principal Financial Officer and
                                              Principal Accounting Officer