Form 10-K
period 2009-12-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2010-04-12
CIK 740371

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-13523

CAPITAL REALTY INVESTORS-IV
LIMITED PARTNERSHIP

 (Exact Name of Issuer as Specified in its Charter)

Maryland	52-1328767
(State of Incorporation)	(I.R.S. Employer Identification No.)

11200 Rockville Pike
Rockville, MD	20852
(Address of Principal Executive Offices)	(ZIP Code)

(301) 468-9200
(Issuer’s Telephone Number, Including Area Code)
_____________________

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes           9           No           :

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes           9           No           :

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes           :           No           9

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of Aaccelerated filer and large accelerated filer@ in Rule 12b-2 of the Exchange Act.
Large accelerated filer         9                       Accelerated filer         9                 Non-accelerated filer     9        Smaller reporting company :

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           9            No          :

The units of limited partner interest of the Registrant are not traded in any market.  Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price.

DOCUMENTS INCORPORATED BY REFERENCE

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

2009 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Page Number
PART I

Item 1.	Business	I-1
Item 2.	Properties	I-4
Item 3.	Legal Proceedings	I-4
Item 4.	Submission of Matters to a Vote of Security Holders	I-4

PART II

Item 5.	Market for the Registrant’s Partnership Interests
	and Related Partnership Matters	II-1
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results or Operations	II-2
Item 8.	Financial Statements	II-9
Item 9.	Changes In and Disagreements With Accountants
	on Accounting and Financial Disclosure	II-9
Item 9A.	Controls and Procedures	II-10
Item 9B.	Other Information	II-10

PART III

Item 10.	Directors and Executive Officers of the Registrant	III-1
Item 11.	Executive Compensation	III-2
Item 12.	Security Ownership of Certain Beneficial Owners and Management	III-2
Item 13.	Certain Relationships and Related Transactions	III-3
Item 14.	Principal Accountant Fees and Services	III-4

PART IV

Item 15.	Exhibits and Financial Statements	IV-1

PART I

ITEM 1.                      BUSINESS

Capital Realty Investors-IV Limited Partnership (the Partnership) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983.  On June 13, 1984, the Partnership commenced offering 75,000 units of additional limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner & Smith Incorporated.  The Partnership closed the offering on August 31, 1984, at which time 73,500 units of additional limited partnership interest had become subscribed.  As of December 31, 2009, 163 units of additional limited partner interest had been abandoned.

The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI.  Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (Local Partnerships).  The Partnership originally made investments in 47 Local Partnerships.  As of December 31, 2009, the Partnership retained investments in eight Local Partnerships.  Each of these Local Partnerships owns either a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex.  The original objectives of these investments, not necessarily in order of importance, were to:

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

PART I

ITEM 1.                      BUSINESS - Continued

As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 44 (seven remaining as of December 31, 2009) Local Partnerships.   As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment.  In another three (one remaining as of December 31, 2009) Local Partnerships which are general partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships.  In all cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the ten Local Partnerships and one intermediary partnership.  The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

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

The loan encumbering the property associated with the Partnership’s investment in Madison Square is in default.  The Michigan State Housing Development Authority has provided notice of foreclosure of the property.  The Partnership’s basis in its investment in Madison Square is $0 at both December 31, 2009 and December 31, 2008.  (Acquisition fees and property purchase costs totaled $0 at both December 31, 2009 and December 31, 2008).  The Partnership is not anticipating any loss resulting from the change in ownership.

The loan encumbering the property associated with the Partnership’s investment in Westport Village is in default.  The Managing General Partner of the Local Partnership was unable to reach an agreement with the Illinois Housing Development Authority (IHDA) to a mortgage restructuring.  IHDA has provided notice of foreclosure sale.  As of December 31, 2009, Westport Village is in receivership. The Partnership’s basis in its investment in Westport Village is $0 at both December 31, 2009 and December 31, 2008.  (Acquisition fees and property purchase costs totaled $0 at both December 31, 2009 and December 31, 2008.)  The Partnership’s non-recourse purchase money notes and accrued interest thereon total $840,000 and $2,817,405, respectively, at December 31, 2009 relating to this property.  The Partnership is not anticipating any loss resulting from the change in ownership.

A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2009, follows.

PART I

ITEM 1.                      BUSINESS

SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
HAS AN INVESTMENT(1)

				Units
	Mortgage			Authorized for	Expiration
Name and Location	Payable at	Financed and/or Insured	Number of	Low Income	of
of Apartment Complex	12/31/09 (2)	and/or Subsidized Under	Rental Units	Subsidies	HAP Contract

Fairway Park Apts.	$8,315,466	IHDA	210	42	--
Naperville, IL

Hale Ohana	1,398,267	USDA-Rural Development	30	--	--
Koloa, Kauai, HI		(USDA-RD)/515

Madison Square	3,499,494	Michigan State Housing Development	133	133	01/29/15
Grand Rapids, MI		Authority

Mary Allen West Tower	0	City of Galesburg	154	153	02/08/29 (3)
Galesburg, IL

Northridge Park	5,369,201	California Housing Finance	104	--	--
Salinas, CA		Agency (CHFA)

Pilgrim Tower East	3,822,511	CHFA	158	157	10/17/19
Pasadena, CA

Tradewinds Terrace	404,314	FHA/236	122	52	04/30/10 (3)
Traverse City, MI

Westport Village	990,662	IHDA/236	121	--	--
Freeport, IL

Totals (8 Properties)	$23,799,915		1,032	537

(continued)

PART I

ITEM 1.                      BUSINESS - Continued

SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
HAS AN INVESTMENT(1) - Continued

						Average Effective Annual
	Units Occupied As					Rental Per Unit
	Percentage of Total Units					for the Years Ended
	As of December 31,					December 31,
Name and Location
of Apartment Complex	2009	2008	2007	2006	2005	2009	2008	2007	2006	2005

Fairway Park Apt.	83%	92%	97%	95%	98%	$10,490	$11,228	$11,298	$10,579	$10,273
Naperville, IL

Hale Ohana	95%	99%	97%	97%	98%	9,125	9,506	9,003	8,958	9,088
Koloa, Kauai, HI

Madison Square	95%	92%	82%	89%	91%	7,803	7,272	6,674	7,160	7,148
Grand Rapids, MI

Mary Allen West Tower	85%	73%	83%	86%	87%	5,377	4,737	5,165	5,368	5,414
Galesburg, IL

Northridge Park	92%	95%	95%	96%	97%	12,096	12,649	12,349	11,836	11,062
Salinas, CA

Pilgrim Tower East	99%	99%	99%	98%	97%	11,866	11,296	10,669	10,022	9,506
Pasadena, CA

Tradewinds Terrace	96%	97%	96%	94%	95%	6,026	5,892	5,764	5,547	5,352
Traverse City, MI

Westport Village (4)	72%	77%	75%	73%	68%	3,875	4,043	3,932	3,669	3,628
Freeport, IL

Totals (8 Properties) (4)	90%	91%	91%	91%	91%	$8,332	$8,328	$8,107	$7,892	$7,684

 (1) All properties are multifamily housing complexes.  No single tenant rents 10% or more of the rentable square footage.  Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2) The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2009.
(3) The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.
(4) The totals for the percentage of units occupied and the average annual rental per unit are based on a simple average.

As a subsequent event, on March 15, 2010, the property owned by Lihue II Associates (Hale Ohana) was sold.  See the notes to consolidated financial statements for additional information concerning the sale.

Effective  January 1, 2009, the Partnership’s interest in Cedar Point was transferred.  See the notes to consolidated financial statements for additional information concerning the transfer.

PART I

ITEM 1.                      BUSINESS - Continued

Effective January 1, 2009, the Partnership’s interest in Thornwood House was transferred.  See the notes to consolidated financial statements for additional information  concerning the transfer.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5.                      MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS
AND RELATED PARTNERSHIP MATTERS

(a)
There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services may exist.  Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

On January 28, 2009, Peachtree Partners (Peachtree) initiated an unregistered tender offer to purchase up to 4.9% of the outstanding Units in the Partnership at a price of $60 per Unit.  Aside from Limited Partner interests held by its affiliates in the Partnership, Peachtree is unaffiliated with the Partnership or the Managing General Partner.  The price offered was determined solely at the discretion of Peachtree and did not necessarily represent the fair market value of each Unit.

(b)	As of April 12, 2010, there were approximately 4,494 registered holders of Units in the Partnership.

On May 17, 2009, the Partnership declared a cash distribution of $1,857,597 ($25 per Unit) to the Limited Partners who were holders of record as of May 17, 2009, of which, in June 2009, $1,268,386 was paid to the Limited Partners.  From the distribution amount, in April 2009, $590,097 was paid to the State of New Jersey for non-resident withholding tax.  No distribution was paid in the year 2008.

PART II

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

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in this annual report on Form 10-K at December 31, 2009.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for six Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.

New Accounting Pronouncements

On July 1, 2009, the Partnership adopted Financial Accounting Standards Board Accounting Standards Codification (“ASC”), which establishes the ASC as the source of authoritative accounting principles to be applied in preparation of financial statements in conformity with US GAAP.  The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows.

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

PART II

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

The ASC establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the Partnership issues financial statements or has them available to issue. The ASC defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The guidance became effective for periods ending after June 15, 2009. The adoption of the guidance did not have a material impact on the financial position, results of operations or cash flows.

General

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
CONDITION AND RESULTS OF OPERATIONS – Continued

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

The U. S. Department of Housing and Urban Development (HUD) subsidies are provided principally under Sections 8 and 236 of the National Housing Act.  Under Section 8, the government pays to the applicable apartment partnership the difference between market rental rates (determined in accordance with government procedures) and the rate the government deems residents can afford.  Under Section 236, the government provides interest subsidies directly to the applicable apartment partnership through a reduction in the property’s mortgage interest rate.  In turn, the partnership provides a corresponding reduction in resident rental rates.  In compliance with the requirements of Section 8, and Section 236, residents are screened for eligibility under HUD guidelines.  Subsidies are provided under contracts between the federal government and the apartment partnerships.

Subsidy contracts for the investment apartment properties are scheduled to expire through 2029.  The Local Partnerships seek renewal of expiring subsidy contracts, when appropriate, for their properties.  HUD has in the past approved new subsidy contracts on an annual basis subject to annual appropriations by Congress.  The initial HUD contract renewal process currently provides owners six options for renewing their Section 8 contract depending upon whether the owner can meet the eligibility criteria.  Historically, the Local Partnerships in which the Partnership is invested have met the criteria necessary to renew their Section 8 contracts.

Fairway Park Apartments had a Section 8 HAP contract which expired December 31, 2009.  The Section 8 HAP contract covered 42 of the apartment units in Fairway Park Apartments.  Fairway Park Apartments “opted out” of the Section 8 contract.

Tradewinds Terrace has a Section 8 HAP contract which expires April 30, 2010.  The Section 8 HAP contract covers 52 of the apartment units in Tradewinds Terrace.  It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at expiration.

PART II

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – Continued

As of December 31, 2009, the carrying amount of the Partnership's investment in the Local Partnership with a Section 8 HAP contract expiring in 2010 was $956,554.

The Managing General Partner continues to seek strategies to deal with affordable housing policy.  While the Managing General Partner cannot predict the outcome for any particular property at this time, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that maximize the benefits to investors.

Financial Condition/Liquidity

As of December 31, 2009, the Partnership had approximately 4,493 investors who held a total of 73,337 units of additional limited partner interest which were originally sold for the aggregate amount of $73,337,000.  The Partnership originally made investments in 47 Local Partnerships, of which eight remain as of December 31, 2009.  The Partnership's liquidity, with unrestricted cash resources of $5,660,470 as of December 31, 2009, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of April 12, 2010, there were no material commitments for capital expenditures.

During 2009 and 2008, the Partnership received distributions of $669,834 and $549,270, respectively, from the Local Partnerships.

The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $2,790,000, plus aggregate accrued interest of $11,225,330, as of December 31, 2009, are payable in full upon the earliest of:  (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

Asbury Towers was paid off at a discount from proceeds of the sale of the property owned by the Local Partnership in 2008.  Effective January 1, 2009, the Partnership’s interest in Cedar Point and Thornwood House were transferred to the purchase money noteholders and/or their affiliates or assignees.

Property	Principal	Date	Disposition

Asbury Towers	$3,432,081	August 2008	Sale
Cedar Point	1,320,000	January 2009	Transfer
Thornwood House	1,775,000	January 2009	Transfer

The purchase money notes related to the following properties have matured and have not been paid or extended as of April 12, 2010.

PART II

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – Continued

		Accrued Interest
		as of
Property	Principal	December 31, 2009	Maturity

Westport Village	$ 840,000 (1)	$2,817,405	09/01/99
Pilgrim Tower East	1,450,000 (2)	4,912,369	11/30/03

    (1)In receivership.
    (2)Remaining principal, after a partial payment.

The remaining purchase money note related to Northridge Park matures in 2025.  As of December 31, 2009, principal and accrued interest balances were $500,000 and $3,495,556, respectively.

The Partnership has received notice from IHDA of foreclosure sale of the Westport Village property.  As of December 31, 2009, Westport Village is in receivership. The Partnership’s non-recourse purchase money notes and accrued interest totaled $840,000 and $2,817,405, respectively at December 31, 2009.  The Partnership is not anticipating any loss resulting from the change in ownership.

See the notes to consolidated financial statements for additional information concerning purchase money notes.

The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships.  There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due.  If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership.  In the event that a purchase money note remains unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership’s interest in the related Local Partnership.

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

PART II

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – Continued

The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations.  These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations.  Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships.  In the event of a foreclosure or other transfer of the Partnership’s interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership’s investment in the related Local Partnership will result in a taxable gain.  This gain will be taxable to limited partners at a federal tax rate of up to 35.0%.  Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate.  Of the eight Local Partnerships in which the Partnership is invested as of December 31, 2009, the two Local Partnerships with associated purchase money notes which have matured, or which mature through December 31, 2009, and which remain unpaid or unextended as of April 12, 2010, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

	Percentage of Total	Partnership's Share of
	Distributions Received	Income (Loss) from
For the Year Ending	from Local Partnerships	Local Partnerships

December 31, 2009	26.0%	$174,162
December 31, 2008	10.4%	$57,257

The Managing General Partner continues to address the maturity and impending maturity of the Partnership’s debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners.  However, there can be no assurance that these strategies will be successful.

PART II

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – Continued

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the year ended December 31, 2009, existing cash resources and receipt of distributions from partnerships were adequate to support net cash used in operating and financing activities.  Cash and cash equivalents decreased $2,314,891 during 2009 primarily due to cash used in operating activities and distributions paid, partially offset by the receipt of distributions from partnerships.  For the years ended December 31, 2009 and December 31, 2008, distributions of $669,834 and $549,270, respectively, were received from Local Partnerships.  The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program with the resulting reduction in rental revenues.

On May 17, 2009, the Partnership declared a cash distribution of $1,857,597 ($25 per Unit) to the Limited Partners who were holders of record as of May 17, 2009, of which, in June 2009, $1,268,386 was paid to the Limited Partners.  From the distribution amount, in April 2009, $590,097 was paid to the State of New Jersey for non-resident withholding tax.

Results of Operations

2009 Versus 2008

The Partnership’s net income for the year ended December 31, 2009, decreased compared to 2008, primarily due to decreases in gain from extinguishment of debt and interest revenue and increased general and administrative expenses, partially offset by increased share of income from partnerships and decreased interest expense.  Interest revenue decreased due to lower cash and cash equivalent balances and rates in 2009.  General and administrative expenses increased primarily due to withholding taxes paid and higher reimbursed payroll costs.  Share of income from partnerships increased primarily due to higher cash distributions received. Interest expense decreased due to a lower purchase money note balance.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the years ended December 31, 2009 and 2008, did not include losses of $655,564 and $557,362, respectively.  Distributions of $669,834 and $549,270 received from four Local Partnerships during 2009 and 2008, respectively, and for which the Partnership’s carrying value is zero (equity method suspended), were recorded as increases in the Partnership’s share of income from partnerships in the year received.

PART II

ITEM 7.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – Continued

Inflation

Inflation generally does not impact the fixed rate long-term financing under which the Partnership's real property investments were purchased.  Future inflation could allow for appreciated values of the Local Partnerships' properties over an extended period of time as rental revenues and replacement values gradually increase.

The combined rental revenues for the Partnership’s remaining properties for the five years ended December 31, 2009, follow.  Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2009 and prior years.

	For the years ended December 31,
	2009		2008		2007		2006		2005

Combined Rental
Revenue	$8,679,275		$8,648,164		$8,474,620		$8,204,436		$7,958,697

Annual Percentage
Increase		0.4%		2.0%		3.3%		3.1%

ITEM 8.                      FINANCIAL STATEMENTS

The information required by this item is contained in Part IV.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART II

ITEM 9A.                      CONTROLS AND PROCEDURES

In February 2010, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15.  The Managing General Partner does not expect that the Partnership’s disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2009, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC’s rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.  In addition, there have been no significant changes in the Partnership’s internal control over financial reporting that occurred during the Partnership’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.                      OTHER INFORMATION

As a subsequent event, on March 15, 2010, the property owned by Lihue II Associates (Hale Ohana) was sold.  See the notes to consolidated financial statements for additional information concerning the sale.

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended December 31, 2009, but not reported, whether or not otherwise required by this Form 10-K at December 31, 2009.

PART II

ITEM 9B.                      OTHER INFORMATION

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

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) and (b)

The Partnership has no directors, executive officers or employees of its own.

(a) and (b)

The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, follow.

William B. Dockser, 73, has been the Chairman of the Board and a Director of CRI since 1974.  Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties.  Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs.  Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts.  He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 63, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989.  Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI.  He is principally responsible for the financial management of CRI and its associated partnerships.  Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing.  Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co.  He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

(c)	There is no family relationship between any of the foregoing directors and executive officers.

(d)	Involvement in certain legal proceedings.

None.

III-1

PART III

ITEM 11.                      EXECUTIVE COMPENSATION

(a), (b), (c), (d), (e), (f), (g) and (h)

The Partnership has no officers or directors.  However, in accordance with the Partnership Agreement, and as disclosed in the public offering, various kinds of compensation and fees were paid or are payable to the General Partners and their affiliates.  Additional information required by this Item 11 is incorporated herein by reference to Notes 3 and 4 of the notes to consolidated financial statements contained in Part IV.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

(a)	Security ownership of certain beneficial owners.

The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at April 12, 2010.

% of Total
Name and Address	Amount and Nature	Units Issued
of Beneficial Owner	of Beneficial Ownership	and Outstanding

Equity Resource Investments, LLC	17,957 Units	24.43%
44 Brattle Street
Cambridge, MA 02138

Peachtree Partners & Affiliates	5,027 Units	6.84%
P. O. Box 47638
Phoenix, AZ 85068

(b)	Security ownership of management.

The following table sets forth certain information concerning all Units beneficially owned, as of April 12, 2010, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

Name and Address	Amount and Nature	% of Total
of Beneficial Owner	of Beneficial Ownership	Units Issued

William B. Dockser	None	0.0%
H. William Willoughby	None	0.0%
All Directors and Officers
as a Group (2 persons)	None	0.0%

III-2

PART III

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
   AND MANAGEMENT - Continued

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

The Partnership has no directors or officers.  In addition, the Partnership has had no transactions with individual officers or directors of the Managing General Partner of the Partnership other than any indirect interest such officers and directors may have in the amounts paid to the Managing General Partner or its affiliates by virtue of their stock ownership in CRI.  Item 11 of this report, which contains a discussion of the fees and other compensation paid or accrued by the Partnership to the General Partners or their affiliates, is incorporated herein by reference.  Note 3 of the notes to consolidated financial statements contained in Part IV, which contains disclosure of related party transactions, is also incorporated herein by reference.

(c)	Certain business relationships.

The Partnership's response to Item 13(a) is incorporated herein by reference.  In addition, the Partnership has no business relationship with entities of which the officers and directors of the Managing General Partner of the Partnership are officers, directors or equity owners other than as set forth in the Partnership's response to Item 13(a).

(d)	Transactions with promoters.

Not applicable.

III-3

PART III

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the years ended December 31, 2009 and 2008, the Partnership retained Grant Thornton LLP to provide services as follows.

	Year Ended December 31,
	2009	2008

Audit fees	$140,500	$140,400
Audit-related fees	--	--
Tax fees (1)	22,500	20,000
All other fees	--	--

Total billed	$163,000	$160,400

(1)Preparation of Partnership federal and state tax returns.

The Partnership has no directors or officers.  The Board of Directors of the Managing General Partner of the Partnership, serving as the audit committee, has approved in advance 100% of the fees paid to, and services provided by, Grant Thornton LLP.  Prior to approving Grant Thornton LLP’s providing any non-audit services, the Board of Directors of the Managing General Partner of the Partnership would assess whether the provision of those services would compromise Grant Thornton LLP’s independence.  Grant Thornton LLP provided partnership tax return preparation services during the years ended December 31, 2009 and 2008, which services it was determined did not compromise Grant Thornton LLP’s independence.

III-4

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENTS

1.           Financial Statements

a.           The following documents are included as part of this report:

(1)           Financial Statements

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Changes in Partners’ (Deficit) Capital
Statements of Cash Flows
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

IV-1

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENTS

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

CAPITAL REALTY INVESTORS-IV
LIMITED PARTNERSHIP
(Registrant)

April 12, 2010	By: /s/ William B. Dockser
DATE	William B. Dockser
Director, Chairman of the Board,
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 12, 2010	By: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements of Capital Realty Investors, Ltd.

Report of Independent Registered Public Accounting Firm	IV-5
Balance Sheets as of December 31, 2009 and 2008	IV-6
Statements of Operations for the Years Ended
December 31, 2009, 2008 and 2007	IV-7
Statements of Changes in Partners’ Deficit for the Years Ended
December 31, 2009, 2008 and 2007	IV-8
Statements of Cash Flows for the Years Ended
December 31, 2009, 2008 and 2007	IV-9
Notes to Financial Statements	IV-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Capital Realty Investors- IV Limited Partnership

We have audited the accompanying consolidated balance sheets of Capital Realty Investors- IV Limited Partnership (a Maryland limited partnership) and subsidiaries (the Partnership) as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ deficit, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of the Local Partnerships.  The Partnership’s share of income from these Local Partnerships constitutes $0, $2,191 and $69,448 of income in 2009, 2008 and 2007, respectively, included in the Partnership’s 2009, 2008 and 2007 net income.  The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-IV Limited Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

McLean, Virginia
April 12, 2010

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

ASSETS

	For the years ended
	December 31,
	2009	2008

Investments in partnerships	$2,860,931	$2,743,115
Investment in partnerships held for sale or transfer	32,888	3,163,336
Cash and cash equivalents	5,660,470	7,975,361
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $60,663 and $58,242, respectively	36,149	38,570
Property purchase costs,
Net of accumulated amortization of $80,224 and $67,597, respectively	24,640	37,267
Other assets	--	8,313

Total assets	$8,615,078	$13,965,962

LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships	$2,790,000	$5,885,000
Accrued interest payable	11,225,330	19,565,411
Accounts payable and accrued expenses	30,153	115,752

Total liabilities	14,045,483	25,566,163

Commitments and contingencies

Partners' deficit:

Capital paid in:
General Partners	2,000	2,000
Limited Partners	73,501,500	73,501,500

	73,503,500	73,503,500

Less:
Accumulated distributions to partners	(21,019,700)	(19,161,217)
Offering costs	(7,562,894)	(7,562,894)
Accumulated losses	(50,351,311)	(58,379,590)

Total partners' deficit	(5,430,405)	(11,600,201)

Total liabilities and partners' deficit	$8,615,078	$13,965,962

The accompanying notes are an integral part
of these consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2009	2008	2007

Share of income from partnerships	$787,649	$653,351	$678,660

Other revenue and expenses:

Revenue:
Gain from extinguishment of debt	8,957,777	28,168,263	17,498,567
Interest	22,427	222,077	405,503

	8,980,204	28,390,340	17,904,070

Expenses:
Interest	638,561	1,760,933	4,150,418
Management fee	375,000	375,000	375,000
General and administrative	345,490	288,782	299,733
State tax	243,527	--	--
Professional fees	107,366	126,085	199,680
Amortization of deferred costs	29,630	8,182	27,692

	1,739,574	2,558,982	5,052,523

Total other revenue and expenses	7,240,630	25,831,358	12,851,547

Net income	$8,028,279	$26,484,709	$13,530,207

Net income allocated to General Partners (1.51%)	$121,227	$399,919	$204,306

Net income allocated to Initial and Special Limited Partners (1.49%)	$119,621	$394,622	$201,600

Net income allocated to Additional Limited Partners (97%)	$7,787,431	$25,690,168	$13,124,301

Net income per unit of Additional Limited Partner Interest,
based on 73,337 units outstanding, respectively	$106.19	$350.30	$178.96

The accompanying notes are an integral part
of these consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

		Initial and
		Special	Additional
	General	Limited	Limited
	Partners	Partners	Partners	Total

Partners' deficit, January 1, 2007	$(1,529,923)	$(1,517,581)	$(48,567,713)	$(51,615,217)

Net income	204,306	201,600	13,124,301	13,530,207

Abandoned units	--	--	100	100

Partners’ deficit, December 31, 2007	(1,325,617)	(1,315,981)	(35,443,312)	(38,084,910)

Net income	399,919	394,622	25,690,168	26,484,709

Partners’ deficit, December 31, 2008	$(925,698)	$(921,359)	$(9,753,144)	$(11,600,201)

Net income	121,227	119,621	7,787,431	8,028,279

Distribution of $25.00 per unit
of Additional Limited Partner Interest	--	--	(1,858,483)	(1,858,483)

Partners' deficit, December 31, 2009	$(804,471)	$(801,738)	$(3,824,196)	$(5,430,405)

The accompanying notes are an integral part
of these consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$8,028,279	$26,484,709	$13,530,207

Adjustments to reconcile net income to net cash
Used in operating activities:
Share of income from partnerships	(787,649)	(653,351)	(678,660)
Gain from extinguishment of debt	(8,957,777)	(28,168,263)	(17,498,567)
Amortization of deferred costs	29,630	8,182	27,692

Changes in assets and liabilities:
Decrease in other assets	8,313	23,917	3,079
Increase in accrued interest payable	638,561	1,760,933	4,150,418
(Decrease) increase in accounts payable and accrued expenses	(85,599)	(76,635)	2,913

Net cash used in operating activities	(1,126,242)	(620,508)	(462,918)

Cash flows from investing activities:
Receipt of distributions from partnerships	669,834	549,270	402,772
Collection of sale proceeds receivable	--	--	27,245

Net cash provided by investing activities	669,834	549,270	430,017

Cash flows from financing activities:
Distribution to Additional Limited Partners	(1,268,386)	--	100
Tax distribution on behalf of Limited Partners	(590,097)	--	--

Net cash used in financing activities	(1,858,483)	--	100

Net decrease in cash and cash equivalents	(2,314,891)	(71,238)	(32,801)

Cash and cash equivalents, beginning of year	7,975,361	8,046,599	8,079,400

Cash and cash equivalents, end of year	$5,660,470	$7,975,361	$8,046,599

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

The Partnership sold 73,500 units at $1,000 per unit of additional limited partner  interest through a public offering.  The offering period was terminated on August 31, 1984.  As of December 31, 2009, 163 units of additional limited partner interest had been abandoned.

b.           Method of accounting

The consolidated financial statements of the Partnership are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

c.           Principles of consolidation

These consolidated financial statements include the accounts of one intermediary limited partnership which has invested in one Local Partnership.  All activity between the intermediary limited partnership and the Partnership has been eliminated in consolidation.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

d.           Investments in and advances to partnerships

The investments in Local Partnerships are accounted for by the equity method because the Partnership is a limited partner in the Local Partnerships or intermediary partnership.  Under this method, the carrying amount of the investment in Local Partnerships is (i) reduced by distributions received and (ii) increased or reduced by the Partnership's share of earnings or losses, respectively, of the Local Partnerships.  As of December 31, 2009 and 2008, the Partnership's share of cumulative losses for six and six of the Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $7,066,408 and $6,813,264, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.  Distributions of $669,834, $549,270 and $402,772 received from four, four and three Local Partnerships during 2009, 2008 and 2007, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

e.           Investment in partnerships held for sale or transfer

When investments are reclassified to investment in partnerships held for sale or transfer, amortization of the acquisition fees and property purchase costs are discontinued.  Assets held for sale or transfer are recorded at the lower of the carrying amount or expected sales price less costs to sell.

f.           Cash and cash equivalents

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

i.           Fair value of financial instruments

On January 1, 2009, the Partnership adopted the new accounting standard which requires adoption of the fair value standards in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) for nonfinancial assets and nonfinancial liabilities.  The adoption did not have a material impact on the financial position, results of operations or cash flows.

During the quarter ended June 30, 2009, the Partnership adopted the new accounting standard which requires disclosure regarding the fair value of financial instruments for interim reporting periods as well as in annual financial statements.

The ASC establishes a hierarchy for inputs used in measuring fair value as follows:

1.	Level 1 Inputs -- quoted prices in active markets for identical assets and liabilities.
2.	Level 2 Inputs -- observable inputs other than quoted prices in active markets for identical assets and liabilities.
3.	Level 3 Inputs -- unobservable inputs.

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

j.           Allocation of net income (loss)

Net income (loss) is allocated based on respective partnership interest or units outstanding.  The Partnership has no dilutive interests.

k.           New accounting pronouncements

On July 1, 2009, the Partnership adopted Financial Accounting Standards Board Accounting Standards Codification, which establishes the ASC as the source of authoritative accounting principles to be applied in preparation of financial statements in conformity with US GAAP.  The adoption of this standard did not have a material impact on the financial position, results of operations or cash flows.

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

The ASC establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the Partnership issues financial statements or has them available to issue. The ASC defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The guidance became effective for periods ending after June 15, 2009. The adoption of the guidance did not have a material impact on the financial position, results of operations or cash flows.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS

a.           Due on investments in partnerships and accrued interest payable

As of December 31, 2009 and 2008, the Partnership held limited partner interests in eight and ten Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties.  The remaining  amounts due on investments in the Local Partnerships follow.

	December 31,
	2009	2008

Purchase money notes due in:
1999	$840,000	$840,000
2003	1,450,000	1,450,000
2004	--	3,095,000
2025	500,000	500,000

Subtotal	2,790,000	5,885,000

Accrued interest payable	11,225,330	19,565,411

Total	$14,015,330	$25,450,411

The remaining purchase money notes have stated interest rates ranging from 8.17% to 9.00%, of which Northridge Park compounds annually and Westport Village and Pilgrim Tower East have simple interest.  The purchase money notes are non- recourse, but their terms provide for payment in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

Asbury Towers was paid off at a discount from proceeds of the sale of the property owned by the Local Partnership in 2008.  Effective January 1, 2009, the Partnership’s interest in Cedar Point and Thornwood House were transferred to the purchase money noteholders and/or their affiliates or assignees.

Property	Principal	Date	Disposition

Asbury Towers	$3,432,081	August 2008	Sale
Cedar Point	1,320,000	January 2009	Transfer
Thornwood House	1,775,000	January 2009	Transfer

The purchase money notes related to the following properties have matured and have not been paid or extended as of April 12, 2010.

		Accrued Interest
		as of
Property	Principal	December 31, 2009	Maturity

Westport Village	$ 840,000 (1)	$2,817,405	09/01/99
Pilgrim Tower East	1,450,000 (2)	4,912,369	11/30/03

            (1)  In receivership.
            (2)  Remaining principal, after a partial payment.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

The remaining purchase money note related to Northridge Park matures in 2025.  As of December 31, 2009, principal and accrued interest balances were $500,000 and $3,495,556, respectively.

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

The Managing General Partner is continuing to investigate possible alternatives to reduce the Partnership's debt obligations.  These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations.  Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships.  In the event of a foreclosure or other transfer of the Partnership’s interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership’s investment in the related Local Partnership will result in a taxable gain.  This gain will be taxable to limited partners at a federal tax rate of up to 35.0%.  Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate.  Of the eight Local Partnerships in which the Partnership is invested as of December 31, 2009, the two Local Partnerships with associated purchase money notes which have matured, or which mature through December 31, 2009, and which remain unpaid or unextended as of April 12, 2010, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

	Percentage of Total	Partnership's Share of
	Distributions Received	Income (Loss) from
For the Year Ending	from Local Partnerships	Local Partnerships

December 31, 2009	26.0%	$174,162
December 31, 2008	10.4%	$57,257

The Managing General Partner continues to address the maturity and impending maturity of the Partnership’s debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners.  However, there can be no assurance that these strategies will be successful.

Interest expense on the Partnership's purchase money notes for the years ended December 31, 2009, 2008 and 2007, was $638,561, $1,760,933 and $4,150,418, respectively.  The accrued interest payable on the purchase money notes of $11,225,330 and $19,565,411 as of December 31, 2009 and 2008, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

Cedar Point

The Partnership defaulted on its purchase money note secured by its interest in Southwest Development Company (Cedar Point) on August 30, 2004, when the note matured and was not paid.  The default amount included principal and accrued interest of $1,320,000 and $3,122,592, respectively.  The Partnership had agreed in principle to assign its interest in Cedar Point to the noteholders in satisfaction of the nonrecourse note.  There had been no communication with the noteholders since 2006.  Therefore, on December 31, 2007, the Partnership’s basis in Cedar Point, along with associated acquisition fees and property purchase costs which had been reclassified to investment in partnerships held for sale or transfer, were returned to their respective operating accounts.  The Partnership was  subsequently informed by counsel of the purchase money noteholders that consent to transfer the Partnership’s interest had been obtained from the Illinois Housing Development Authority (IHDA).  Effective January 1, 2009, the Partnership’s interest was transferred to the purchase money noteholders.  As of January 1, 2009, the principal and accrued interest balances were $1,320,000 and $3,907,607, respectively.  The transfer resulted in gain from extinguishment of debt for financial statement purposes of $2,566,944 in 2009 and in gain of $3,541,229 for federal tax purposes.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

DeAngelis Manor

On March 19, 2002, DeAngelis Manor was sold.  Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of April 12, 2010, the note has not been cancelled pending final receipt of accumulated cash from the property’s previous operations and payment thereof to the purchase money noteholder.  The final cancellation of the note will have no financial impact to the Partnership.

Pilgrim Tower East

The Partnership defaulted on its purchase money note secured by its interest in Pilgrim Tower East Associates (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid.  The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively.  As of April 12, 2010, principal and accrued interest of $1,450,000 and $4,973,654, respectively, were due.  The Partnership and the noteholders signed a contract to sell the Partnership’s interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003.  The noteholders failed to obtain required regulatory consent to the sale within the required time frame and the contract for the sale of the Partnership’s interest expired in November 2003. Under the terms of the note and the Assignment and Security Agreement, the noteholders have the right to enforce their security interests in the Local Partnership subject to approval by California Housing Finance Agency (CHFA) and all other government agencies with jurisdiction over the property. The Partnership has been informed by the noteholders that they are working to obtain regulatory consent to the transfer of the Partnership’s interest. There is no assurance that a transfer of the Partnership’s interest in Pilgrim Tower East will occur.

Due to the impending transfer of the Partnership’s interest in Pilgrim Tower East, the Partnership’s basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $25,814 and $27,554 at December 31, 2009 and December 31, 2008, respectively, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

Thornwood House

The Partnership defaulted on its purchase money note secured by its interest in Thornwood House Associates (Thornwood House) on August 30, 2004, when the note matured and was not paid.  The default amount included principal and accrued interest of $1,775,000 and $4,025,568, respectively.  The Partnership had agreed in principle to assign its interest  to the noteholder in satisfaction of the nonrecourse note.  There had been no communication with the noteholders since 2006.  Therefore, on December 31, 2007, the Partnership’s basis in Thornwood House, along with associated acquisition fees and property purchase costs which had been reclassified to investment in partnerships held for sale or transfer, were returned to their respective operating accounts.  The Partnership was subsequently informed by counsel of the purchase money noteholders that consent to transfer the Partnership’s interest had been obtained from IDHA.  Effective January 1, 2009, the Partnership’s interest was transferred to the purchase money noteholders.  As of January 1, 2009, the principal and accrued interest balances were $1,775,000 and $5,071,035, respectively.  The transfer resulted in gain from extinguishment of debt for financial statement purposes of $6,390,833 in 2009 and in gain of $7,213,962 for federal tax purposes.

Westport Village

The Partnership defaulted on its purchase money notes secured by its interest in Westport Village on September 1, 1999, when the notes matured and were not paid.  The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively.  As of April 12, 2010, principal and accrued interest of $840,000 and $2,849,911  respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000.  The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001.  At that time, the Partnership’s basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow.  However, there has been no response from the noteholders concerning implementing the settlement since 2000.  Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

The loan encumbering the property associated with the Partnership’s investment in Westport Village is in default.  The Managing General Partner of the Local Partnership was unable to reach an agreement with IHDA to a mortgage restructuring.  IHDA has provided notice of foreclosure sale of the property.  As of December 31, 2009, Westport Village is in receivership. The Partnership’s non-recourse purchase money notes and accrued interest thereon total $840,000 and $2,817,405, respectively, at December 31, 2009 relating to this property.  The Partnership is not anticipating any loss resulting from the change in ownership.

Due to the impending foreclosure, the Partnership’s basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchased costs, which totaled $0 at both December 31, 2009 and December 31, 2008, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

b.           Interests in profits, losses and cash distributions made by Local Partnerships

The Partnership has an 96.00% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the “Agencies”) of each Local Partnership.  An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invested in the Local Partnership.  As stipulated by the Local Partnerships’ partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any.  During 2009, 2008 and 2007, the Partnership received cash distributions from rental operations of the Local Partnerships totaling $669,834, $549,270 and $402,772, respectively.  As of December 31, 2009, 2008 and 2007, four, five and six of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $548,154, $1,292,569 and $1,019,268, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

The cash distributions to the Partnership from the operations of the Local Partnerships may be limited by the Agencies’ regulations.  Such regulations limit annual cash distributions to a percentage of the owner's equity investment in a rental property.  Funds in excess of those which may be distributed to owners are generally required to be placed in a residual receipts account held by the governing state or federal agency for the benefit of the property.  In addition, local general partners have the authority to withhold funds if needed for property repairs, improvements, or other property needs.

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

c.           Assets held for sale or transfer

Hale Ohana

The Partnership was informed that the Local Managing General Partner signed a contract to sell the property related to Lihue II Associates (Hale Ohana).  Due to the impending sale of the property, the Partnership’s basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $7,739 at December 31, 2008, had been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date.  The buyer was unable to close under the terms of the contract.  Therefore, effective June 30, 2009, the Partnership’s basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs were returned to the respective operating accounts.

The Local Managing General Partner continued to work with a potential buyer to sell the property.  Accordingly, the Partnership’s basis in the Local Partnership, along with the net unamortized amounts of acquisition fees and property purchase costs, which totaled $7,074 at December 31, 2009, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at this date. On March 15, 2010, the property was sold.  The sale will result in gain on disposition of investment in partnerships for financial statement purposes of approximately $1 million in 2010 and in gain of approximately $2,086,000 for federal tax purposes.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

Madison Square

On May 7, 2008, the Local Managing General Partner signed a contract to sell the property related to Madison Square, Ltd. Dividend Housing Associates (Madison Square) to a non-profit. The potential purchaser of the property defaulted on the contract.  Therefore, effective March 31, 2009, the Partnership’s basis in the Local Partnership which had been reclassified to investment in partnerships held for sale or transfer was returned to the respective operating accounts. Due to the impending sale of the property owned by Madison Square, the Partnership’s basis in the Local Partnership, which totaled $0 at December 31, 2008, had been reclassified to asset held for sale or transfer in the accompanying consolidated balance sheet at that date.

The loan encumbering the property associated with the Partnership’s investment in Madison Square is in default.  The Michigan State Housing Development Authority is foreclosing on the property. Accordingly, the Partnership’s basis, which totaled $0 at December 31, 2009, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date. There can be no assurance that a transfer will occur.

Pilgrim Tower East

See Note 2.a., above.

Westport Village

See Note 2.a., above.

d.           Completed sales

Asbury Tower

The purchase money note secured by the Partnership’s interest in Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004.  However, the noteholder orally agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership.  Effective January 1, 2008 the interest rate was reduced to 4 percent.  On August 28, 2008, the property owned by Asbury Towers was sold to an affiliate of the Local Managing General Partner.  Proceeds from the sale were used to payoff the purchase money note at a discount.  As of August 28, 2008, the principal and accrued interest balances were $3,432,081 and $24,789,908, respectively.  The sale resulted in gain from extinguishment of debt for financial statement purposes of $28,168,263 in 2008 and total gain of $29,838,732 for federal tax purposes.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

Crescent Gardens

The Partnership defaulted on its two purchase money notes secured by its interest in Crescent Gardens Associates (Crescent Gardens) on July 31, 1999, when the notes matured and were not paid.  The default amount included aggregate principal and accrued interest of $868,000 and $2,033,388, respectively.  The Partnership successfully negotiated an agreement to extend the maturity date of one of the purchase money notes (First Crescent Note) in the original principal amount of $434,000, effective October 15, 1999.  Pursuant to the extension agreement, the Partnership made payments to the noteholder to be applied against accrued but unpaid interest.  The agreement extended the maturity date to July 31, 2004, subject to semi-annual interest payments, and reduced the interest rate of the First Crescent Note.  The Partnership did not make the semi-annual interest payment due in January 2004.  In June 2005, one-half of the Partnership’s limited partner interest in the Local Partnership was transferred to a designee of its current noteholder in satisfaction of that note.  The transfer of one-half of the Partnership’s interest in Crescent Gardens resulted in gain from extinguishment of debt for financial statement purposes of $1,348,879 in 2005, and in total gain of $1,840,362 for federal tax purposes in 2005.  On June 7, 2007, the remaining half of the Partnership’s Limited Partner interest in the Local Partnership was sold, subject to the right of the holders of the Second Crescent Note.  As of June 7, 2007, the principal and accrued interest balances were $434,000 and $1,687,481, respectively.  The sale resulted in gain from extinguishment of debt for financial statement purposes of $2,114,046 in 2007 and $2,881,618 for federal tax purposes.

Jewish Federation

The Partnership defaulted on its purchase money note secured by its interest in Jewish Federation Apartments Associates (Jewish Federation) on October 31, 2004, when the note matured and was not paid.  The default amount included principal and accrued interest of $1,350,000 and $10,185,885, respectively.  On June 29, 2007, the property owned by Jewish Federation was sold.  The Partnership’s share of the sale proceeds was applied to the pay off the purchase money note at a discount.  As of June 29, 2007, the principal and accrued interest balances were $1,350,000 and $14,066,427, respectively.  The sale resulted in gain from extinguishment of debt for financial statement purposes of $15,384,520 in 2007 and $14,087,237 for federal tax purposes.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

e.           Summarized financial information

Combined balance sheets and combined statements of operations for the eight Local Partnerships in which the Partnership is invested as of December 31, 2009, follow.  The information is presented separately for two Local Partnerships which have investment basis (equity method), and for six Local Partnerships for which the Partnership’s carrying value is zero (equity method suspended).

COMBINED BALANCE SHEETS
December 31, 2009

	Equity
	Method	Suspended		Total

Number of Local Partnerships	2	6	(1)	8

Rental property, at cost, net of accumulated
depreciation of $7,516,806, $30,731,539,
and $38,248,345, respectively	$1,857,965	$7,649,693		$9,507,658
Land	352,874	3,502,815		3,855,689
Other assets	1,226,194	4,248,427		5,474,621

Total assets	$3,437,033	$15,400,935		$18,837,968

Mortgage notes payable	$404,314	$23,395,601		$23,799,915
Other liabilities	304,865	3,734,994		4,039,859
Due to general partners	--	--		--

Total liabilities	709,179	27,130,595		27,839,774

Partners' capital (deficit)	2,727,854	(11,729,660)		(9,001,806)

Total liabilities and partners' capital	$3,437,033	$15,400,935		$18,837,968

(1) Westport Village is in receivership.

IV-23

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2009

	Equity
	Method	Suspended		Total

Number of Local Partnerships	2	6	(1)	8

Revenue:
Rental	$1,563,228	$7,116,047		$8,679,275
Other	112,374	230,773		343,147

Total revenue	1,675,602	7,346,820		9,022,422

Expenses:
Operating	1,236,894	4,532,120		5,769,014
Interest	2,366	1,651,569		1,653,935
Depreciation and amortization	317,324	1,419,095		1,736,419

Total expenses	1,556,584	7,602,784		9,159,368

Net income (loss)	$119,018	$(255,964)		$(136,946)

Cash distributions	$--	$669,833		$669,883

Cash distributions recorded as reduction of investments
in partnerships	$--	$--		$--

Cash distributions recorded as income	$--	$669,833		$669,833

Partnership’s share of Local Partnership net income	117,816	--		117,816

Share of income from partnerships	$117,816	$669,833		$787,649

        (1)  Westport Village is in receivership.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

    Combined balance sheets and combined statements of operations for the ten Local Partnerships in which the Partnership was invested as of December 31, 2008, follow.  The information is presented separately for four Local Partnerships which have investment basis (equity method), and for six Local Partnerships for which the Partnership’s carrying value is zero (equity method suspended).

COMBINED BALANCE SHEETS
December 31, 2008

	Equity
	Method	Suspended		Total

Number of Local Partnerships	4	6	(1)	10

Rental property, at cost, net of accumulated
depreciation of $20,376,621, $24,042,804,
and $44,419,425, respectively	$5,983,078	$8,493,350		$14,476,428
Land	886,543	3,479,171		4,365,714
Other assets	3,433,739	4,899,597		8,333,336

Total assets	$10,303,360	$16,872,118		$27,175,478

Mortgage notes payable	$3,970,599	$24,115,400		$28,085,999
Other liabilities	865,424	3,387,571		4,252,995

Total liabilities	4,836,023	27,502,971		32,338,994

Partners' capital (deficit)	5,467,337	(10,630,853)		(5,163,516)

Total liabilities and partners' capital	$10,303,360	$16,872,118		$27,175,478

        (1)  Westport Village is in receivership.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2008

	Equity
	Method	Suspended		Total

Number of Local Partnerships	4	6	(1)	10

Revenue:
Rental	$3,469,230	$7,199,774		$10,669,004
Other	332,227	331,231		663,458

Total revenue	3,801,457	7,531,005		11,332,462

Expenses:
Operating	3,096,721	4,573,699		7,670,420
Interest	(92,761)	1,689,289		1,596,528
Depreciation and amortization	692,355	1,420,404		2,112,759

Total expenses	3,696,315	7,683,392		11,379,707

Net income (loss)	$105,142	$(152,387)		$(47,245)

Cash distributions	$--	$549,270		$549,270

Cash distributions recorded as income	$--	$549,270		$549,270

Partnership’s share of Local Partnership net income	104,081	--		104,081

Share of income from partnerships	$104,081	$549,270		$653,351

        (1)  Westport Village is in receivership.

Combined balance sheets and combined statements of operations for the eleven Local Partnerships in which the Partnership was invested as of December 31, 2007, follow.  The information is presented separately for four Local Partnerships which have investment basis (equity method), and for seven Local Partnerships for which the Partnership’s carrying value is zero (equity method suspended).

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED BALANCE SHEETS
December 31, 2007

	Equity
	Method	Suspended		Total

Number of Local Partnerships	4	7	(1)	11

Rental property, at cost, net of accumulated
depreciation of $14,292,156, $43,208,529,
and $57,500,685, respectively	$6,433,921	$15,950,509		$22,384,430
Land	886,543	3,458,035		4,344,578
Other assets	3,811,537	6,698,723		10,510,260

Total assets	$11,132,001	$26,107,267		$37,239,268

Mortgage notes payable	$5,041,913	$29,689,985		$34,731,898
Other liabilities	727,893	12,009,989		12,737,882
Due to general partners	--	67,463		67,463

Total liabilities	5,769,806	41,767,437		47,537,243

Partners' capital (deficit)	5,362,195	(15,660,170)		(10,297,975)

Total liabilities and partners' capital	$11,132,001	$26,107,267		$37,239,268

        (1)  Westport Village is in receivership

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2007

	Equity
	Method	Suspended		Total

Number of Local Partnerships	4	7	(1)	11

Revenue:
Rental	$3,411,404	$9,188,863		$12,600,267
Other	358,845	605,116		963,961

Total revenue	3,770,249	9,793,979		13,564,228

Expenses:
Operating	2,851,913	7,127,111		9,979,024
Interest	(42,384)	1,814,893		1,772,509
Depreciation and amortization	682,018	2,217,599		2,899,617

Total expenses	3,491,547	11,159,603		14,651,150

Net income (loss)	$278,702	$(1,365,624)		$(1,086,922)

Cash distributions	$--	$402,772		$402,772

Cash distributions recorded as income	$--	$402,772		$402,772

Partnership’s share of Local Partnership net income (loss)	275,888	--		275,888

Share of income from partnerships	$275,888	$402,772		$678,660

        (1)  Westport Village is in receivership.

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

f.           Reconciliation of the Local Partnerships' financial statement net loss to taxable income

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

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

A reconciliation of the Local Partnerships' financial statement net loss reflected above to taxable income follows.

	December 31,
	2009	2008	2007

Financial statement net loss	$(136,946)	$(47,245)	$(1,086,922)

Differences between financial statement
and tax depreciation, amortization,
and miscellaneous differences	1,346,769	855,789	2,166,725

Taxable income	$1,209,823	$808,544	$1,079,803

3.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership paid the Managing General Partner a fee for services in connection with the review, selection, evaluation, negotiation and initial acquisition of the original interests in the Local Partnerships.  The fee amounted to $1,470,000, which is equal to two percent of the Additional Limited Partners' capital contributions to the Partnership.  The acquisition fee was capitalized and is being amortized over a 40-year period using the straight-line method.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for its direct expenses in connection with managing the Partnership.  For the years ended December 31, 2009, 2008 and 2007, the Partnership paid $299,879, 229,071 and $243,008, respectively, as direct reimbursement of expenses incurred on behalf of the Partnership.  Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           RELATED PARTY TRANSACTIONS - Continued

For each of the years ended December 31, 2009, 2008 and 2007, the Partnership paid the Managing General Partner a Management Fee of $375,000.

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

On May 17, 2009, the Partnership declared a cash distribution of $1,857,597 ($25 per Unit) to the Limited Partners who were holders of record as of May 17, 2009, of which, in June 2009, $1,268,386 was paid to the Limited Partners.  From the distribution amount, in April 2009, $590,097 was paid to the State of New Jersey for non-resident withholding tax. No distribution was paid in the years 2008 or 2007.

As defined in the Partnership Agreement, after the payment of distributions as described in the previous paragraph, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2009, 2008 and 2007.  The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

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

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.           RECONCILIATION OF THE PARTNERSHIP'S FINANCIAL STATEMENT
NET INCOME TO TAXABLE INCOME - Continued

A reconciliation of the Partnership's financial statement net income to taxable income follows.

	For the years ended
	December 31,
	2009	2008	2007

Financial statement net income	$8,028,279	$26,484,709	$13,530,207

Adjustments:
Difference between financial statement
net income and taxable income related
to the Partnership's equity in the
Local Partnerships' income or losses	543,642	1,324,040	3,845,784

Costs amortized over a shorter period
for income tax purposes	29,630	8,182	27,692

Difference between taxable interest
income and financial statement
interest income	198,389	313,098	436,461

Differences between financial statement
gain (loss) and tax gain (loss) from
the sale or transfer of properties	1,797,414	1,670,469	(529,711)

Taxable income	$10,597,354	$29,800,498	$17,310,433

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash.  The Partnership maintains three cash accounts with the same bank. As of December 31, 2009, the uninsured portion of the cash balance was $0.

# # #