Form 10-Q
period 2010-03-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2010-06-10
CIK 740371

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010
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
Yes ☒                      No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                                            ☐          Accelerated filer          ☐
Non-accelerated filer (Do not check if a smaller reporting company)            ☐                  Smaller reporting company☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☒

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	- March 31, 2010 and December 31, 2009	1
	Statements of Operations and Accumulated Losses
	- for the three months ended March 31, 2010 and 2009	2
	Statements of Cash Flows
	- for the three months ended March 31, 2010 and 2009	3
	Notes to Financial Statements
	- March 31, 2010 and 2009	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations

Item 4.	Controls and Procedures

Part II	OTHER INFORMATION

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signature		21

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2010	2009
	(Unaudited)

Investments in partnerships	$2,890,386	$2,860,931
Investment in partnerships held for sale or transfer	36,710	43,977
Cash and cash equivalents	6,509,242	5,660,470
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $48,867 and $48,381, respectively	28,893	29,379
Property purchase costs,
net of accumulated amortization of $73,106 and $72,771, respectively	19,986	20,321

Total assets	$9,485,217	$8,615,078

LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships	$2,790,000	$2,790,000
Accrued interest payable	11,390,845	11,225,330
Accounts payable and accrued expenses	64,042	30,153

Total liabilities	14,244,887	14,045,483

Commitments and contingencies

Partners' deficit:

Capital paid in:
General Partners	2,000	2,000
Limited Partners	73,501,500	73,501,500

	73,503,500	73,503,500

Less:
Accumulated distributions to partners	(21,019,700)	(21,019,700)
Offering costs	(7,562,894)	(7,562,894)
Accumulated losses	(49,680,576)	(50,351,311)

Total partners' deficit	(4,759,670)	(5,430,405)

Total liabilities and partners' deficit	$9,485,217	$8,615,078

The accompanying notes are an integral part
of these consolidated financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

AND ACCUMULATED LOSSES

(Unaudited)

	For the three months ended
	March 31,
	2010	2009

Share of income from partnerships	$90,752	$25,472

Other revenue and expenses:

Revenue:
Gain on extinguishment of debt	--	8,957,777
Interest	6,011	14,458

	6,011	8,972,235

Expenses:
General and administrative	106,268	378,256
Interest	165,515	160,508
Management fee	93,750	93,750
Professional fees	108,250	38,415
Amortization of deferred costs	1,014	13,440

	474,797	684,369

Total other revenue and expenses	(468,786)	8,287,866

(Loss) income before gain on disposition of investment
in partnerships	(378,034)	8,313,338

Gain on disposition of investment in partnerships,
net of disposition fee	1,048,769	--

Net income	670,735	8,313,338

Accumulated losses, beginning of period	(50,351,311)	(58,379,590)

Accumulated losses, end of period	$(49,680,576)	$(50,066,252)

Net income allocated to General Partners (1.51%)	$10,128	$125,531

Net income allocated to Initial and Special
Limited Partners (1.49%)	$9,994	$123,869

Net income allocated to Additional Limited Partners (97%)	$650,613	$8,063,938

Net income per unit of Additional Limited Partner Interest,
based on 73,337 units outstanding	$8.87	$109.96

The accompanying notes are an integral part
of these consolidated financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net income	$670,735	$8,313,338

Adjustments to reconcile net income to net cash
used in operating activities:
Share of income from partnerships	(90,752)	(25,472)
Amortization of deferred costs	1,014	13,440
Gain on extinguishment of debt	--	(8,957,777)
Gain on disposition of investment in partnerships,
net of disposition fees	(1,048,769)	--

Changes in assets and liabilities:
Decrease in other assets	--	6,088
Increase in accrued interest payable	165,515	160,508
Increase in accounts payable and accrued expenses	33,888	231,535

Net cash used in operating activities	(268,369)	(258,340)

Cash flows from investing activities:

Receipt of distributions from local partnerships	61,298	--
Proceeds from disposition of investment in partnerships	1,133,343	--
Disposition fee paid to a related party	(77,500)	--

Net cash provided by investing activities	1,117,141	--

Net increase (decrease) in cash and cash equivalents	848,772	(258,340)

Cash and cash equivalents, beginning of period	5,660,470	7,975,361

Cash and cash equivalents, end of period	$6,509,242	$7,717,021

The accompanying notes are an integral part
of these consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

1.           BASIS OF PRESENTATION

In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of March 31, 2010, and the results of its operations and its cash flows for the three month periods ended March 31, 2010 and 2009.  The results of operations for the interim period ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 2009.

2.           INVESTMENTS IN PARTNERSHIPS

a.           Due on investments in partnerships and accrued interest payable

Purchase money notes

The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $2,790,000 plus aggregate accrued interest of $11,390,845 as of March 31, 2010, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

Effective January 1, 2009, the Partnership’s interest in Cedar Point and Thornwood House were transferred to the purchase money noteholders and or their affiliates or assignees.

Property	Principal	Date	Disposition

Cedar Point	$1,320,000	January 2009	Transfer
Thornwood House	$1,775,000	January 2009	Transfer

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

2.           INVESTMENTS IN PARTNERSHIPS - Continued

The purchase money notes related to the following properties have matured and have not been paid or extended as of June 10, 2010.

		Accrued Interest
		as of
Property	Principal	March 31, 2010	Maturity

Westport Village (1)	$ 840,000	$2,846,485	09/01/99
Pilgrim Tower East	1,450,000 (2)	4,967,195	11/30/03

          (1)  In receivership.
          (2)  Remaining principal, after a partial payment.

The remaining purchase money note related to Northridge Park matures in 2025.  As of March 31, 2010, principal and accrued interest balances were $500,000 and $3,577,165, respectively.

The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships.  There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due.  If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership.  In the event that a purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership’s interest in the related Local Partnership.

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

March 31, 2010 and 2009

2.           INVESTMENTS IN PARTNERSHIPS - Continued

The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations.  These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations.  Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships.  In the event of a foreclosure or other transfer of the Partnership’s interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain.  This gain will be taxable to Limited Partners at a federal tax rate of up to 35.0%.  Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate.  Of the seven Local Partnerships in which the Partnership is invested as of March 31, 2010, the two Local Partnerships with associated purchase money notes which have matured, or which mature through March 31, 2010, and which remain unpaid or unextended as of June 10, 2010, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2010 and 2009, was $165,515 and $160,508, respectively.  The accrued interest payable on the purchase money notes of $11,390,845 and $11,225,330 as of March 31, 2010 and December 31, 2009, respectively, is due upon the earliest of:  (i) sale or refinancing of the respective Local Partnership’s rental property; (ii) payment in full of the respective Local Partnership’s permanent loan; or (iii) maturity.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

2.           INVESTMENTS IN PARTNERSHIPS - Continued

Cedar Point

The Partnership defaulted on its purchase money note secured by its interest in Southwest Development Company (Cedar Point) on August 30, 2004, when the note matured and was not paid.  The default amount included principal and accrued interest of $1,320,000 and $3,122,592, respectively.  The Partnership had agreed in principle to assign its interest in Cedar Point to the noteholders in satisfaction of the nonrecourse note.  There had been no communication with the noteholders since 2006.  Therefore, on December 31, 2007, the Partnership’s basis in Cedar Point, along with associated acquisition fees and property purchase costs which had been reclassified to investment in partnership’s held for sale or transfer, were returned to their respective operating accounts.  The Partnership was subsequently informed by counsel of the purchase money noteholders that consent to transfer the Partnership’s interest has been obtained from the Illinois Housing Development Authority (IHDA).  Effective January 1, 2009, the Partnership’s interest was transferred to the purchase money noteholders.  As of January 1, 2009, the principal and accrued interest balances were $1,320,000 and $3,907,607, respectively.  The transfer resulted in gain from extinguishment of debt for financial statement purposes of $2,566,944 in 2009 and in gain of $3,541,229 for federal tax purposes.

DeAngelis Manor

On March 19, 2002, DeAngelis Manor was sold.  Proceeds received by the Partnership from the sale of the property were used to pay off, at a discount, the remaining purchase money note related to DeAngelis Manor, although, as of June 10, 2010, the note has not been canceled pending final receipt of accumulated cash from the property’s previous operations and payment thereof to the purchase money noteholder.  The final cancellation of the note will have no financial impact to the Partnership.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

2.           INVESTMENTS IN PARTNERSHIPS - Continued

Pilgrim Tower East

The Partnership defaulted on its purchase money note secured by its interest in Pilgrim Tower East Associates (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid.  The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively.  As of June 10, 2010, principal and accrued interest of $1,450,000 and $4,991,078, respectively, were due.  The Partnership and the noteholders signed a contract to sell the Partnership’s interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003.  The noteholders failed to obtain required regulatory consent to the sale within the required time frame and the contract for the sale of the Partnership’s interest expired in November 2003. Under the terms of the note and the Assignment and Security Agreement, the noteholders have the right to enforce their security interests in the Local Partnership subject to approval by the California Housing Finance Agency (CHFA) and all other government agencies with jurisdiction over the property. The Partnership executed a new agreement for Assignment and Assumption of Partnership interests in December, 2009 with a closing date scheduled on or before July 2010. The Partnership has been informed by the noteholders that they are working to obtain regulatory consent to the transfer of the Partnership’s interest. There is no assurance that a transfer of the Partnership’s interest in Pilgrim Tower East will occur.

Due to the impending transfer of the Partnership’s interest in Pilgrim Tower East, the Partnership’s basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $25,814 at both March 31, 2010 and December 31, 2009, respectively, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

Thornwood House

The Partnership defaulted on its purchase money note secured by its interest in Thornwood House Associates (Thornwood House) on August 30, 2004, when the note matured and was not paid.  The default amount included principal and accrued interest of $1,775,000 and $4,025,568, respectively.  The Partnership had agreed in principle to assign its interest to the noteholder in satisfaction of the nonrecourse note.  There had been no communication with the noteholders since 2006.  Therefore, on December 31, 2007, the Partnership’s basis in Thornwood House, along with associated acquisition fees and property purchase costs which had been reclassified to investment in partnerships held for sale or transfer, were returned to their respective operating accounts.  The Partnership was subsequently informed by counsel of the purchase money noteholders that consent to transfer the Partnership’s interest has been obtained from IDHA.  Effective January 1, 2009, the Partnership’s interest was transferred to the purchase money noteholders.  As of January 1, 2009, the principal and accrued interest balances were $1,775,000 and $5,071,035, respectively.  The transfer resulted in gain from extinguishment of debt for financial statement purposes of $6,390,833 in 2009 and in gain of $7,213,962 for federal tax purposes.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

2.           INVESTMENTS IN PARTNERSHIPS - Continued

Westport Village

The Partnership defaulted on its purchase money notes secured by its interest in Westport Associates (Westport Village) on September 1, 1999, when the notes matured and were not paid.  The default amount included principal and accrued interest of $840,000 and $1,615,644, respectively.  As of June 10, 2010, principal and accrued interest of $840,000 and $2,859,153, respectively, were due. The Partnership was sued by the noteholders but there has not been any legal action since 2000.  The Partnership and the noteholders had agreed in principle that the Partnership would deposit assignments of its interests in Westport Village in escrow, together with an option agreement pursuant to which the noteholders could purchase the interests for the outstanding debt if the property were not sold and/or the notes were not repaid by January 8, 2001.  At that time, the Partnership’s basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $46,989, was reclassified to investment in partnerships held in escrow.  However, there has been no response from the noteholders concerning implementing the settlement since 2000.  Therefore, effective December 31, 2003, the acquisition fees and property purchase costs which had been reclassified to investment in partnerships held in escrow were returned to their respective accounts.

The loan encumbering the property associated with the Partnership’s investment in Westport Village is in default.  The Managing General Partner of the Local Partnership was unable to reach an agreement with IHDA to a mortgage restructuring.  IHDA has provided notice of foreclosure sale of the property.  As of March 31, 2010, Westport Village is in receivership.  The Partnership’s non-recourse purchase money notes and accrued interest thereon total $840,000 and $2,846,485, respectively, at March 31, 2010 relating to this property.  The Partnership is not anticipating any loss resulting from the change in ownership.

As Westport Village is in receivership, the Partnership’s basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchased costs, which totaled $0 at both March 31, 2010 and December 31, 2009, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

2.           INVESTMENTS IN PARTNERSHIPS - Continued

b.           Completed sales

Hale Ohana

The Local Managing General Partner worked with a potential buyer to sell the property.  Accordingly, the Partnership’s basis in the Local Partnership, along with the net unamortized amounts of acquisition fees and property purchase costs, which totaled $7,074 at December 31, 2009, had been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date. On March 15, 2010, the property was sold.  The sale resulted in gain on disposition of investment in partnerships for financial statement purposes of $1,048,769 in 2010 and in gain of approximately $2,086,000 for federal tax purposes.  In accordance with the terms of the Partnership Agreement, in March 2010, the Managing General Partner was paid a disposition fee or $77,500 related to the sale.  The fee was netted against the related gain on disposition of investment in partnerships.

c.           Assets held for sale or transfer

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

The loan encumbering the property associated with the Partnership’s investment in Madison Square is in default.  The Michigan State Housing Development Authority is foreclosing on the property. Accordingly, the Partnership’s basis, which totaled $0 at both March 31, 2010 and December 31, 2009, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets. There can be no assurance that a transfer will occur.

Mary Allen Tower West

On May 12, 2010, a contract for the sale of the Mary Allen Tower West property was signed.  Due to the possible sale of the property related to Mary Allen Tower West, the Partnership’s basis in the Local Partnership, along with net unamortized acquisition fees and purchase property costs, which totaled $10,896, as of March 31, 2010, and $11,089 as of December 31, 2009, have been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet.  There is no assurance that the sale of the property will occur.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

2.           INVESTMENTS IN PARTNERSHIPS - Continued

Pilgrim Tower East

See Note 2.a., above.

Westport Village

See Note 2.a., above.

d.           Summarized financial information

Combined statements of operations for the seven and eight Local Partnerships in which the Partnership was invested as of March 31, 2010 and 2009, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

2.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2010		2009
	Equity		Equity
	Method	Suspended	Method	Suspended

Number of Local Partnerships	2	5	2	6

Revenue:
Rental	$390,807	$1,710,571	$362,098	$1,799,944
Other	28,094	55,911	29,866	82,808

Total revenue	418,901	1,766,482	391,964	1,882,752

Expenses:
Operating	309,224	1,082,433	278,656	1,143,425
Interest	592	406,179	10,343	422,322
Depreciation and amortization	79,331	337,830	77,232	355,101

Total expenses	389,147	1,826,442	366,231	1,920,848

Net income (loss)	$29,754	$(59,960)	$25,733	$(38,096)

Cash distribution	$--	$61,298	$--	$--

Cash distribution recorded
as income	--	61,298	--	--

Partnership's share of Local
Partnership net income	$29,454	$--	$25,472	$--

Share of income from partnerships	$90,752		$25,472

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets.  As of March 31, 2010 and 2009, the Partnership's share of cumulative losses to date for five of the seven and for six of the eight Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $6,851,186 and $6,850,694, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

3.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership.  For the three month periods ended March 31, 2010 and 2009 the Partnership paid $61,338 and $66,358, respectively.  Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended March 31, 2010 and 2009.

In accordance with the terms of the Partnership Agreement, the Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns.  The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sale proceeds and making certain minimum distributions to limited partners. In March 2010, the Managing General Partner was paid a disposition fee of $77,500 related to the sale of Hale Ohana, which was netted against the related gain on disposition of investment in partnerships.

4.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains three cash accounts with SunTrust Bank.  As of March 31, 2010, the uninsured portion of the cash balances was $6,483,269.

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

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in the Partnership’s annual report on Form 10-K at December 31, 2009.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for five Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.

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

Tradewinds Terrace has a Section 8 HAP contract which expired April 30, 2010.  The Section 8 HAP contract covers 52 of the apartment units in Tradewinds Terrace.  It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at expiration.

As of March 31, 2010, the carrying amount of the Partnership's investment in the Local Partnership with Section 8 HAP contracts expiring in the next 12 months and which was not sold on or before June 10, 2010, was $0.

The Managing General Partner continues to seek strategies to deal with affordable housing policy.  While the Managing General Partner cannot predict the outcome for any particular property at this time, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that maximize the benefits to investors.

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $6,509,242, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of June 10, 2010, there were no material commitments for capital expenditures.

Part I.           FINANCIAL INFORMATION
Item 2.           Management's Discussion and Analysis
        of Financial Condition and Results of Operations - Continued

The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $2,790,000 plus aggregate accrued interest of $11,390,845 as of March 31, 2010, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

Effective January 1, 2009, the Partnership’s interest in Cedar Point and Thornwood House were transferred to the purchase money noteholders and or their affiliates or assignees.

Property	Principal	Date	Disposition

Cedar Point	$1,320,000	January 2009	Transfer
Thornwood House	$1,775,000	January 2009	Transfer

The purchase money notes related to the following properties have matured and have not been paid or extended as of June 10, 2010.

		Accrued Interest
		as of
Property	Principal	March 31, 2010	Maturity

Westport Village (1)	$ 840,000	$2,846,485	09/01/99
Pilgrim Tower East	1,450,000 (2)	4,967,195	11/30/03

          (1) In receivership.
          (2) Remaining principal, after a partial payment.

The remaining purchase money note related to Northridge Park matures in 2025.  As of March 31, 2010, principal and accrued interest balances were $500,000 and $3,577,165, respectively.

As of March 31, 2010, Westport Village is in receivership.  The Partnership’s non-recourse purchase money notes and accrued interest totaled $840,000 and $2,846,485, respectively at March 31, 2010.  The Partnership is not anticipating any loss resulting from the anticipated change in ownership upon foreclosure.

See the notes to consolidated financial statements contained in Part I, Item 1, hereof, for additional information concerning purchase money notes.

The purchase money notes, which are nonrecourse to the Partnership, are generally secured by the Partnership's interest in the respective Local Partnerships.  There is no assurance that the underlying properties will have sufficient appreciation and equity to enable the Partnership to pay the purchase money notes' principal and accrued interest when due.  If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership.  In the event that a purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership’s interest in the related Local Partnership.

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

The Managing General Partner continues to investigate possible alternatives to reduce the Partnership's debt obligations.  These alternatives include, among others, retaining the cash available for distribution to meet the purchase money note requirements, paying off certain purchase money notes at a discounted price, extending the due dates of certain purchase money notes, refinancing the respective properties' underlying debt, or selling the underlying real estate and using the Partnership's share of the proceeds to pay or buy down certain purchase money note obligations.  Although the Managing General Partner has had some success applying these strategies in the past, the Managing General Partner cannot assure that these strategies will be successful in the future. If the Managing General Partner is unable to negotiate an extension or discounted payoff, in the event that the purchase money notes remain unpaid upon maturity, the noteholders may have the right to foreclose on the Partnership's interest in the related Local Partnerships.  In the event of a foreclosure or other transfer of the Partnership’s interest, the excess of the nonrecourse indebtedness over the carrying amount of the Partnership's investment in the related Local Partnership will result in a taxable gain.  This gain will be taxable to Limited Partners at a federal tax rate of up to 35.0%.  Additionally, the Partnership would lose its investment in the Local Partnership and, likewise, its share of any future cash distributed by the Local Partnership from rental operations, mortgage debt refinancings, or sale of the real estate.  Of the seven Local Partnerships in which the Partnership is invested as of March 31, 2010, the two Local Partnerships with associated purchase money notes which have matured, or which mature through March 31, 2011, and which remain unpaid or unextended as of June 10, 2010, represented the following percentages of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the three month period ended March 31, 2010, existing cash resources, receipt of distributions from local partnerships and sale proceeds received were adequate to support operating cash requirements.  Cash and cash equivalents increased $848,772 during the three month period ended March 31, 2010, primarily due to sale proceeds received.

Results of Operations

The Partnership’s net income for the three month period ended March 31, 2010, decreased compared to 2009, primarily due to the decreased gain on extinguishment of debt and a decrease in interest income.  The gain in the prior year was related to the transfer of the Partnership’s interests in two Local Partnerships.  There were no transfers of interests in the first three months of 2010.  Interest revenue decreased due to lower rates of interest earned in 2010. Share of income from partnerships increased due to a cash distribution from Fairway Park Apartments.  General and administrative expenses decreased primarily due to no distribution taxes paid and lower reimbursed payroll costs.  Professional fees increased due to higher audit costs.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2010 and 2009 did not include losses of $160,263 and $139,340, respectively.

No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2010.

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

Item 5.           Other Information

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2010, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2010.

Part II.           OTHER INFORMATION
Item 5.            Other Information - Continued

There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services may exist.  Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

On May 17, 2009, the Partnership declared a cash distribution of $1,857,597 ($25 per Unit) to the Limited Partners who were holders of record as of May 17, 2009, of which, in April 2009, $590,097 was paid to the State of New Jersey for non-resident withholding tax.

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

CAPITAL REALTY INVESTORS-IV LIMITED
PARTNERSHIP
(Registrant)

by: C.R.I., Inc.
Managing General Partner

June 10, 2010	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer