Form 10-Q
period 2010-06-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2010-10-04
CIK 740371

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010
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

INDEX TO FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets
	- June 30, 2010 and December 31, 2009	1
	Consolidated Statements of Operations and Accumulated Losses
	- for the three and six months ended June 30, 2010 and 2009	2
	Consolidated Statements of Cash Flows
	- for the six months ended June 30, 2010 and 2009	3
	Notes to Financial Statements
	- June 30, 2010 and 2009	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 4.	Controls and Procedures	15

Part II	OTHER INFORMATION

Item 3.	Defaults upon Senior Securities	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signature		16

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)

Investments in partnerships	$948,343	$940,105
Investment in partnerships held for sale or transfer	2,103,409	1,964,803
Cash and cash equivalents	6,380,772	5,660,470
Distribution receivable from partnership	554,825	--
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $49,472 and $48,381, respectively	28,288	29,379
Property purchase costs,
net of accumulated amortization of $73,515 and $72,771, respectively	19,577	20,321

Total assets	$10,035,214	$8,615,078

LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships	$2,790,000	$2,790,000
Accrued interest payable	11,556,360	11,225,330
Accounts payable and accrued expenses	79,250	30,153

Total liabilities	14,425,610	14,045,483

Commitments and contingencies

Partners' deficit:

Capital paid in:
General Partners	2,000	2,000
Limited Partners	73,501,500	73,501,500

	73,503,500	73,503,500

Less:
Accumulated distributions to partners	(21,019,700)	(21,019,700)
Offering costs	(7,562,894)	(7,562,894)
Accumulated losses	(49,311,302)	(50,351,311)

Total partners' deficit	(4,390,396)	(5,430,405)

Total liabilities and partners' deficit	$10,035,214	$8,615,078

The accompanying notes are an integral part
of these consolidated financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED LOSSES
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Share of income from partnerships	$52,402	$477,386	$137,170	$464,785

Other revenue and expenses:

Revenue:
Interest	7,642	6,667	13,653	21,125
Gain from extinguishment of debt	--	--	--	8,957,777

	7,642	6,667	13,653	8,978,902

Expenses:
General and administrative	94,455	99,870	200,723	478,128
Interest	165,515	159,351	331,030	319,859
Management fee	93,750	93,750	187,500	187,500
Professional fees	30,750	31,139	139,000	69,554
Amortization of deferred costs	1,014	1,704	2,027	15,142

	385,484	385,814	860,280	1,070,183

Total other revenue and expenses	(377,842)	(379,147)	(846,627)	7,908,719

(Loss) income before gain on disposition
of investment in partnership and income
(loss) from discontinued operations	(325,440)	98,239	(709,457)	8,373,504

Discontinued operations
Share of income (loss) from discontinued
Operations	139,889	(5,680)	145,873	32,393
Gain on disposition of investment in
partnerships, net of disposition fee	554,825	--	1,603,593	--

Results from discontinued operations	694,714	(5,680)	1,749,466	32,393

Net income	369,274	92,559	1,040,009	8,405,897

Accumulated losses, beginning of period	(49,680,576)	(50,066,252)	(50,351,311)	(58,379,590)

Accumulated losses, end of period	$(49,311,302)	$(49,973,693)	$(49,311,302)	$(49,973,693)

Net income allocated
to General Partners (1.51%)	$5,576	$1,398	$15,704	$126,929

Net income allocated
to Initial and Special
Limited Partners (1.49%)	$5,502	$1,379	$15,496	$125,248

Net income allocated
to Additional Limited Partners (97%)	$358,196	$89,782	$1,008.809	$8,153,720

Net income per unit of
Additional Limited Partner Interest,
based on 73,337 units outstanding	$4.88	$1.22	$13.76	$111.18

The accompanying notes are an integral part
of these consolidated financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net income	$1,040,009	$8,405,897

Adjustments to reconcile net income to net cash
used in operating activities:
Share of income from partnerships	(283,043)	(497,178)
Gain from extinguishment of debt	--	(8,957,777)
Gain on disposition of investment in partnerships,
net of disposition fees	(1,603,593)	--
Amortization of deferred costs	2,027	15,142

Changes in assets and liabilities:
(Increase) decrease in other assets	--	6,515
Increase in accrued interest payable	331,030	319,859
Increase (decrease) in accounts payable and accrued expenses	49,097	(39,816)

Net cash used in operating activities	(464,473)	(747,358)

Cash flows from investing activities:
Receipt of distributions from partnerships	128,932	437,504
Proceeds from disposition of investment in partnerships	1,133,343	--
Disposition fee paid to a related party	(77,500)	--

Net cash provided by investing activities	1,184,775	437,504

Cash flows from financing activities:
Distribution paid to Limited Partners	--	(1,268,386)
Tax distribution on behalf of Limited Partners	--	(590,097)

Net cash used in financing activities:	--	(1,858,483)

Net increase (decrease) in cash and cash equivalents	720,302	(2,168,337)

Cash and cash equivalents, beginning of period	5,660,470	7,975,361

Cash and cash equivalents, end of period	$6,380,772	$5,807,024

The accompanying notes are an integral part
of these consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors-IV Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in forty-seven Local Partnerships.  As of June 30, 2010, the Partnership retained investments in seven Local Partnerships.

The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI.  Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

2.           BASIS OF PRESENTATION

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

In the opinion of C.R.I., Inc. (CRI), the Managing General Partner, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of June 30, 2010, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2010 and 2009.  The results of operations for the interim period ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.

3.           INVESTMENTS IN PARTNERSHIPS

At June 30, 2010 and 2009, the Partnership had limited partnership equity interests in seven and eight Local Partnerships respectively, each of which owned an apartment complex.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

A schedule of the apartment communities owned by the Local Partnerships in which the Partnership is invested is provided below:

PROPERTY	CITY	STATE	UNITS
Fairways	Naperville	IL	210
Madison Square	Grand Rapids	MI	133
Mary Allen Tower West	Galesburg	IL	154
Northridge Park	Salinas	CA	104
Pilgrim Tower East	Pasadena	CA	158
Tradewinds	Traverse City	MI	122
Westport Village	Freeport	IL	121

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At June 30, 2010 and 2009, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

Combined statements of operations for the seven and eight Local Partnerships in which the Partnership was invested as of June 30, 2010 and 2009, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	June 30,
	2010			2009
	Equity			Equity
	Method		Suspended	Method

Number of Local Partnerships	2	(a)	5 (b)	2 (a)	6	(c)

Revenue:
Rental	$442,950		$1,530,000	$332,940	$1,799,944
Other	9,915		58,845	73,420	82,808

Total revenue	452,865		1,588,845	406,360	1,882,752

Expenses:
Operating	242,638		1,017,322	284,234	1,143,425
Interest	592		406,179	10,343	422,322
Depreciation and amortization	79,331		337,830	77,232	355,101

Total expenses	322,561		1,761,331	371,809	1,920,848

Net income (loss)	$130,304		$(172,486)	$34,551	$(38,096)

Cash distribution	$--		$(22,406)	$--	$437,503

Cash distribution recorded
as income			63,304	--	437,503

Partnership's share of Local
Partnership net income	128,987		--	34,203	--

Share of income from partnerships	$192,291			$471,706

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended
	June 30,
	2010				2009
	Equity				Equity
	Method		Suspended		Method		Suspended

Number of Local Partnerships	2	(a)	5	(b)	2	(a)	6	(c)

Revenue:
Rental	$833,757		$3,240,572		$695,037		$3,599,887
Other	38,007		114,757		103,286		165,616

Total revenue	871,764		3,355,329		798,323		3,765,503

Expenses:
Operating	551,861		2,099,755		562,890		2,286,850
Interest	1,183		812,358		20,686		844,645
Depreciation and amortization	158,662		675,661		154,464		710,202

Total expenses	711,706		3,587,774		738,040		3,841,697

Net income (loss)	$160,058		$(232,445)		$60,283		$(76,194)

Cash distribution	$--		$38,892		$--		$437,503

Cash distribution recorded as income			124,602		--		437,503

Partnership’s share of Local
Partnership net income	158,441		--		59,675		--

Share of income from partnerships	$283,043				$497,178

        (a)   Mary Allen Tower West; Tradewinds
        (b)  Fairway Park; Madison Square; Northridge; Pilgrim Tower East; Westport Village
        (c)  Fairway Park; Madison Square; Northridge; Pilgrim Tower East; Westport Village; Hale Ohana

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets.  As of June 30, 2010 and 2009, the Partnership's share of cumulative losses to date for five of the seven and for six of the eight Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $7,022,227 and $6,888,125, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

a.           Due on investments in partnerships and accrued interest payable

Purchase money notes

The Partnership executed certain purchase money notes payable as part of the acquisition of its equity interests in certain Local Partnerships. The notes are nonrecourse notes secured by a security interest in the Partnership’s interests in the respective Local Partnership.  The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $2,790,000 plus aggregate accrued interest of $11,556,360 as of June 30, 2010, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

Effective January 1, 2009, the Partnership’s interest in Cedar Point and Thornwood House were transferred to the purchase money noteholders and or their affiliates or assignees.

Property	Principal	Date	Disposition

Cedar Point	$1,320,000	January 2009	Transfer
Thornwood House	$1,775,000	January 2009	Transfer

The purchase money note related to the following property matured and has not been paid or extended as of October 4, 2010.

		Accrued Interest
		as of
Property	Principal	June 30, 2010	Maturity

Westport Village (1)	$ 840,000	$2,875,565	09/01/99

(1)  In receivership.

Effective July 15, 2010, the Partnership’s interest in Pilgrim Tower East was transferred to the purchase money noteholder and or its affiliates or assignees.

		Accrued Interest
		as of
Property	Principal	June 30, 2010	Maturity

Pilgrim Tower East	$1,450,000 (1)	$5,022,021	11/30/03

(1)  Remaining principal, after a partial payment.

The remaining purchase money note related to Northridge Park matures in 2025.  As of June 30, 2010, principal and accrued interest balances were $500,000 and $3,658,774, respectively.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009
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

Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2010, was $165,515 and $331,030, respectively, and $159,351 and $319,859 for the three and six month periods ended June 30, 2009, respectively.  The accrued interest payable on the purchase money notes of $11,556,360 and $11,225,330 as of June 30, 2010 and December 31, 2009, respectively, is due upon the earliest of:  (i) sale or refinancing of the respective Local Partnership’s rental property; (ii) payment in full of the respective Local Partnership’s permanent loan; or (iii) maturity.

b.           Assets held for sale or transfer

Pilgrim Tower East

The Partnership entered into an agreement with the noteholder of the purchase money note to an assignment of the Partnership’s interests in the Local Partnership as satisfaction of the outstanding obligations of the purchase money note.  Due to the impending transfer of the Partnership’s interest in Pilgrim Tower East at June 30, 2010, the Partnership’s basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $25,814 at both June 30, 2010 and December 31, 2009, respectively, have been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.

Effective July 15, 2010, the Partnership’s interest in Pilgrim Tower East was transferred to the purchase money noteholder as satisfaction of the note.  As of July 15, 2010, the principal and accrued interest balances were $1,450,000 and $4,944,423, respectively.  The sale is expected to result in an estimated gain of $7,481,942.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS – Continued

Westport Village

The purchase money note secured by the Partnership’s interest in Westport Associates (Westport Village) matured on September 1, 1999 and was not paid. The Partnership’s non-recourse purchase money note obligation and accrued interest thereon was $840,000 and $2,875,565, respectively, at June 30, 2010.

The mortgage loan encumbering the property associated with the Partnership’s investment in Westport Village is in default.  As of June 30, 2010, Westport Village was in receivership pending a foreclosure sale of the property.  Accordingly, the Partnership’s basis in the Local Partnership, which totaled $0 at both June 30, 2010 and December 31, 2009, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets. There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

Madison Square

The mortgage loan encumbering the property associated with the Partnership’s investment in Madison Square is in default.  As of June 30, 2010, the Local Partnership had received notice from the lender of its intent to foreclose on the property.   Accordingly, the Partnership’s basis, which totaled $0 at both June 30, 2010 and December 31, 2009, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.  There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

Mary Allen Tower West

On May 12, 2010, a contract for the sale of the Mary Allen Tower West property was executed.  Due to the possible sale of the property related to Mary Allen Tower West, the Partnership’s basis in the Local Partnership, along with net unamortized acquisition fees and purchase property costs, which totaled $10,896 as of June 30, 2010, and $11,089 as of December 31, 2009, have been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet.  There is no assurance that the sale of the property will occur.

c.           Completed sales

Hale Ohana

On March 15, 2008 the Local Partnership entered into a contract with a third party to sell its property for approximately $3,875,000.  The sale was completed on March 15, 2010.  The sale resulted in gain on disposition of investment in partnerships for financial statement purposes of $1,603,593 in 2010 and in gain of approximately $2,086,000 for federal tax purposes.  As of June 30, 2010, $554,825 of the Partnership’s share of cash proceeds from sale has not been received and is therefore included in distribution receivable from partnership on the consolidated balance sheet. In accordance with the terms of the Partnership Agreement, in March 2010, the Managing General Partner was paid a disposition fee or $77,500 related to the sale.  The fee was netted against the related gain on disposition of investment in partnerships.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009
(Unaudited)

4.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership.  For the three and six month periods ended June 30, 2010 the Partnership paid $72,218 and $133,556, respectively, and $120,694 and $187,052 for the three and six month periods ended June 30, 2009, respectively.  Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended June 30, 2010 and 2009 and $187,500 for each of the six month periods ended June 30, 2010 and 2009.

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

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains three cash accounts with SunTrust Bank.  As of June 30, 2010, the uninsured portion of the cash balances was $6,353,590.

7.           SUBSEQUENT EVENTS

On July 30, 2010, the Partnership paid a cash distribution of $2,200,110 ($30 per Unit) to the Limited Partners who were holders of record as of July 1, 2010.

Effective July 15, 2010, the Partnership’s interest in Pilgrim Tower East was transferred to the purchase money noteholder as satisfaction of the note.  As of July 15, 2010, the principal and accrued interest balances were $1,450,000 and $4,944,423, respectively.  The sale is expected to result in an estimated gain of $7,567,652.

Part I.                 FINANCIAL INFORMATION
Item 2.                 Management's Discussion and Analysis
    of Financial Condition and Results of Operations

The Management's Discussion and Analysis of Financial Condition and Results of Operations section is based on the consolidated financial statements, and contains information that may be considered forward looking, including statements regarding the effect of governmental regulations.  Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

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

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $6,380,772, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of October 4, 2010, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the six month period ended June 30, 2010, existing cash resources, receipt of distributions from local partnerships and sale proceeds received were adequate to support operating cash requirements.  Cash and cash equivalents increased $720,302 during the six month period ended June 30, 2010, primarily due to sale proceeds received.

Results of Operations

The Partnership’s net income for the three month period ended June 30, 2010, increased compared to 2009, primarily due to the gain on the disposition of an investment in a local partnership, Hale Ohana, which offset the reduction in the share of income from partnerships.  All other revenue and expense items were consistent with the prior year.

The Partnership’s net income for the six month period ended June 30, 2010 decreased compared to 2009, primarily due to the decrease gain on extinguishment of debt and a decrease in share of income from partnerships but the decline was partially offset by the disposition of an investment in a local partnership, Hale Ohana.  The gain in the prior year was related to the transfer of the Partnership’s interest in two Local Partnerships.  The decrease in share of income from partnerships is the result of significant reductions in the distributions from two Local Partnerships in 2010.  General and administrative expenses decreased primarily due to nonrecurring state tax filing fees and lower reimbursed expenses in connection with managing the Partnership.  Professional fees increased due to higher audit costs.

Part I.    FINANCIAL INFORMATION
Item 2.    Management's Discussion and Analysis
       of Financial Condition and Results of Operations - Continued

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2010 did not include losses of $293,891 and $363,656, respectively, compared to excluded losses of $139,342 and $278,682 for the three and six month periods ended June 30, 2009, respectively.

Certain taxing authorities may assert claims against the Partnership for failure to withhold and remit income tax on operating profit or where the sale(s) of property in which the Partnership was invested failed to produce sufficient cash proceeds with which to pay the state tax and/or to pay statutory partnership filing fees.  The Partnership is unable to quantify the amount of such potential claims at this time. The Partnership has consistently advised its Partners that they should consult with their tax advisors as to the necessity of filing non-resident returns in such states with respect to their proportional taxes due.

The Internal Revenue Service has issued a claim against the Partnership in the amount of $301,350.  The claim relates to a penalty from an alleged late filing in 2003, which the Partnership has contested.  The Partnership asserts that the filing was timely as an extension for the late filing was granted by the Internal Revenue Service under IR-2003-112 issued on September 24, 2003.  The Managing General Partner believes that this matter will be resolved and that this matter will not have a material adverse impact on the financial condition of the Partnership.

No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2010.

Item 4.    Controls and Procedures

a)         Disclosure Controls and Procedures.

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective at a reasonable assurance level.

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

Item 5.    Other Information

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2010, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2010.

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

CAPITAL REALTY INVESTORS-IV LIMITED
PARTNERSHIP
(Registrant)

by: C.R.I., Inc.
Managing General Partner

October 4, 2010	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer