Form 10-Q
period 2010-09-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2010-12-13
CIK 740371

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010
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

INDEX TO FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets
	- September 30, 2010 and December 31, 2009	2
	Consolidated Statements of Operations and Accumulated Losses
	- for the three and nine months ended September 30, 2010 and 2009	3
	Consolidated Statements of Cash Flows
	- for the nine months ended September 30, 2010 and 2009	4
	Notes to Financial Statements
	- September 30, 2010 and 2009	5

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 4.	Controls and Procedures	14

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 3.	Defaults upon Senior Securities	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signature		15

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30,	December 31,
	2010	2009
	(Unaudited)

Investments in partnerships	$968,580	$940,105
Investment in partnerships held for sale or transfer	2,163,836	1,964,803
Cash and cash equivalents	4,538,713	5,660,470
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $20,326 and $48,381, respectively	10,510	29,379
Property purchase costs,
net of accumulated amortization of $59,513 and $72,771, respectively	10,913	20,321

Total assets	$7,692,552	$8,615,078

LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships	$500,000	$500,000
Due on investments in partnerships of assets held for sale	840,000	2,290,000
Accrued interest payable	3,740,383	3,495,556
Accrued interest payable of assets held for sale	2,904,645	7,729,774
Accounts payable and accrued expenses	52,862	30,153

Total liabilities	8,037,890	14,045,483

Commitments and contingencies

Partners' deficit:

Capital paid in:
General Partners	2,000	2,000
Limited Partners	73,501,500	73,501,500

	73,503,500	73,503,500

Less:
Accumulated distributions to partners	(23,219,810)	(21,019,700)
Offering costs	(7,562,894)	(7,562,894)
Accumulated losses	(43,066,134)	(50,351,311)

Total partners' deficit	(345,338)	(5,430,405)

Total liabilities and partners' deficit	$7,692,552	$8,615,078

The accompanying notes are an integral part
of these consolidated financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED LOSSES
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Share of income from partnerships	$99,467	$210,326	$236,637	$675,111

Other revenue and expenses:

Revenue:
Interest	--	1,302	13,653	22,427

Expenses:
General and administrative	57,944	80,652	258,667	558,781
Interest	81,609	75,445	244,828	226,336
Management fee	93,750	93,750	281,250	281,250
Professional fees	12,213	30,863	151,213	100,416
Amortization of deferred costs	628	6,374	2,656	21,516

	246,144	287,084	938,614	1,188,299

Total other revenue and expenses	(246,144)	(285,782)	(924,961)	(1,165,872)

Loss from continuing operations	(146,677)	(75,456)	(688,324)	(490,761)

Discontinued operations
Income (loss) from discontinued
operations	23,236	(52,159)	1,298	(188,734)
Gain on disposition of investment in
partnerships, net of disposition fee	--	--	1,603,594	--
Gain from extinguishment of debt	6,368,609	--	6,368,609	8,957,777

Income (loss) from discontinued
operations	6,391,845	(52,159)	7,973,501	8,769,043

Net income (loss)	6,245,168	(127,615)	7,285,177	8,278,282

Accumulated losses, beginning of period	(49,311,302)	(49,973,693)	(50,351,311)	(58,379,590)

Accumulated losses, end of period	$(43,066,134)	$(50,101,308)	$(43,066,134)	$(50,101,308)

Net income (loss) allocated
to General Partners (1.51%)	$94,302	$(1,927)	$110,006	$125,002

Net income (loss) allocated
to Initial and Special
Limited Partners (1.49%)	$93,053	$(1,901)	$108,549	$123,346

Net income (loss) allocated
to Additional Limited Partners (97%)	$6,057,813	$(123,787)	$7,066,622	$8,029,934

Loss from continuing operations per unit
of Additional Limited Partner Interest,
based on 73,337 units outstanding	$(1.94)	$(1.00)	$(9.10)	$(6.49)

Income (loss) from discontinued
operations per unit	84.54	(0.69)	105.46	115.98

Net income (loss) per unit of
Additional Limited Partner Interest,
based on 73,337 units outstanding	$82.60	$(1.69)	$96.36	$109.49

The accompanying notes are an integral part
of these consolidated financial statements.

Part I.            FINANCIAL INFORMATION
Item 1.           Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net income	$7,285,177	$8,278,282

Adjustments to reconcile net income to net cash
used in operating activities:
Share of income from partnerships	(442,937)	(739,251)
Gain from extinguishment of debt	(6,368,609)	(8,957,777)
Gain on disposition of investment in partnerships,
net of disposition fees	(1,603,594)	--
Amortization of deferred costs	2,656	21,516

Changes in assets and liabilities:
Decrease in other assets	--	8,313
Increase in accrued interest payable	364,120	479,210
Increase (decrease) in accounts payable and accrued expenses	22,709	(37,923)

Net cash used in operating activities	(740,478)	(947,630)

Cash flows from investing activities:
Receipt of distributions from partnerships	208,163	669,834
Proceeds from disposition of investment in partnerships	1,688,168	--
Disposition fee paid to a related party	(77,500)	--

Net cash provided by investing activities	1,818,831	669,834

Cash flows from financing activities:
Distribution paid to Limited Partners	(2,200,110)	(1,268,386)
Tax distribution on behalf of Limited Partners	--	(590,097)

Net cash used in financing activities:	(2,200,110)	(1,858,483)

Net decrease in cash and cash equivalents	(1,121,757)	(2,136,279)

Cash and cash equivalents, beginning of period	5,660,470	7,975,361

Cash and cash equivalents, end of period	$4,538,713	$5,839,082

The accompanying notes are an integral part
of these consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors-IV Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in forty-seven Local Partnerships.  As of September 30, 2010, the Partnership retained investments in six Local Partnerships.

The General Partners of the Partnership are C.R.I., Inc. (CRI), which is the Managing General Partner, and current and former shareholders of CRI.  Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

2.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-K and the amended annual report on Form 10-K/A at December 31, 2009.

Certain reclassifications have been made to the prior year consolidated balance sheets and consolidated statements of operations to conform to the September 30, 2010 presentation of the components of assets and liabilities held for sale and the results from continuing and discontinued operations for the three and nine month periods ended September 30, 2010.

In the opinion of C.R.I., Inc., the Managing General Partner, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of Capital Realty Investors-IV Limited Partnership (the Partnership) as of September 30, 2010, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2010 and 2009.  The results of operations for the interim period ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year.

3.           INVESTMENTS IN PARTNERSHIPS

At September 30, 2010 and 2009, the Partnership had limited partnership equity interests in six and eight Local Partnerships respectively, each of which owned an apartment complex.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009
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

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At September 30, 2010 and 2009, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

Combined statements of operations for the six and eight Local Partnerships in which the Partnership was invested as of September 30, 2010 and 2009, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	September 30,
	2010				2009
	Equity				Equity
	Method		Suspended		Method Suspended

Number of Local Partnerships	2	(a)	4	(b)	2	(a)	6	(c)

Revenue:
Rental	$411,155		$1,309,694		$434,245		$1,799,944
Other	21,024		18,189		(76,077)		82,808

Total revenue	432,179		1,327,883		358,168		1,882,752

Expenses:
Operating	270,154		949,740		260,750		1,143,425
Interest	592		323,608		10,343		422,322
Depreciation and amortization	79,331		259,078		77,232		355,101

Total expenses	350,077		1,532,426		348,325		1,920,848

Net income (loss)	$82,102		$(204,543)		$9,843		$(38,096)

Cash distribution	$--		$--		$--		$--

Cash distribution recorded
as income	--		79,231		--		232,330

Partnership's share of Local
Partnership net income	80,663		--		9,743		--

Share of income from partnerships	$99,467				$210,326

Share of income from partnerships
classifed as discontinued
operations	$60,427				$31,747

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended
	September 30,
	2010				2009
	Equity				Equity
	Method		Suspended		Method		Suspended

Number of Local Partnerships	2	(a)	4	(b)	2	(a)	6	(c)

Revenue:
Rental	$1,244,912		$3,596,528		$1,129,282		$5,399,831
Other	59,031		121,039		27,209		248,423

Total revenue	1,303,943		3,717,567		1,156,491		5,648,254

Expenses:
Operating	822,015		2,422,670		823,640		3,430,274
Interest	1,775		970,823		31,028		1,266,967
Depreciation and amortization	237,993		777,235		231,696		1,065,303

Total expenses	1,061,783		4,170,728		1,086,364		5,762,544

Net income (loss)	$242,160		$(453,161)		$70,127		$(114,290)

Cash distribution	$		$38,892		$--		$669,833

Cash distribution recorded as income	--		203,833		--		669,833

Partnership’s share of Local
Partnership net income	239,104		--		69,418		--

Share of income from partnerships	$236,637				$675,111

Share of income from partnerships
classified as discontinued
operations	$206,300				$64,140

              (a)       Mary Allen Tower West; Tradewinds
              (b)       Fairway Park; Madison Square; Northridge; Westport Village
              (c)       Fairway Park; Madison Square; Northridge; Pilgrim Tower East; Westport Village;
                  Hale Ohana

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets.  As of September 30, 2010 and 2009, the Partnership's share of cumulative losses to date for four of the six and for six of the eight Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $7,047,450 and $6,925,552, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

a.           Due on investments in partnerships and accrued interest payable

Purchase money notes

The Partnership executed certain purchase money notes payable as part of the acquisition of its equity interests in certain Local Partnerships. The notes are nonrecourse notes secured by a security interest in the Partnership’s interests in the respective Local Partnership.  The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $1,340,000 plus aggregate accrued interest of $6,645,028 as of September 30, 2010, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

Effective January 1, 2009, the Partnership’s interest in Cedar Point and Thornwood House were transferred to the purchase money noteholders and or their affiliates or assignees. Effective July 15, 2010, the Partnership’s interest in Pilgrim Tower East was transferred to the purchase money noteholder and or its affiliates or assignees.

Property	Principal	Date	Disposition
Cedar Point	$1,320,000	January 2009	Transfer
Thornwood House	$1,775,000	January 2009	Transfer
Pilgrim Tower East	$1,450,000 (1)	July 2010	Transfer

      (1)  Remaining principal, after a partial payment.

The purchase money note related to the following property matured and has not been paid or extended as of December 13, 2010.

		Accrued Interest
		as of
Property	Principal	September 30, 2010	Maturity
Westport Village (1)	$840,000	$2,904,645	09/01/99

      (1)  In receivership.

The remaining purchase money note related to Northridge Park matures in 2025.  As of September 30, 2010, principal and accrued interest balances were $500,000 and $3,740,383, respectively.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009
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

Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2010, was $81,609 and $244,828, respectively, and $75,445 and $226,336 for the three and nine month periods ended September 30, 2009, respectively.  The accrued interest payable on these purchase money notes of $3,740,383 and $3,495,556 as of September 30, 2010 and December 31, 2009, respectively, is due upon the earliest of:  (i) sale or refinancing of the respective Local Partnership’s rental property; (ii) payment in full of the respective Local Partnership’s permanent loan; or (iii) maturity.  Interest expense included in discontinued operations for the three and nine month periods ended September 30, 2010, was $37,191 and $205,002, respectively, and $83,906 and $252,874 for the three and nine month periods ended September 30, 2009, respectively.

b.           Assets held for sale or transfer

Westport Village

The purchase money note secured by the Partnership’s interest in Westport Associates (Westport Village) matured on September 1, 1999 and was not paid.  The Partnership’s non-recourse purchase money note obligation and accrued interest thereon was $840,000 and $2,904,645, respectively, at September 30, 2010.  This purchase money note and the accrued interest thereon is classified as held for sale in the accompanying consolidated balance sheets.

The mortgage loan encumbering the property associated with the Partnership’s investment in Westport Village is in default.  As of September 30, 2010, Westport Village was in receivership pending a foreclosure sale of the property.  Accordingly, the Partnership’s basis in the Local Partnership, which totaled $0 at both September 30, 2010 and December 31, 2009, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets. There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS – Continued

Madison Square

The mortgage loan encumbering the property associated with the Partnership’s investment in Madison Square is in default.  As of September 30, 2010, the Local Partnership had received notice from the lender of its intent to foreclose on the property.   Accordingly, the Partnership’s basis, which totaled $0 at both September 30, 2010 and December 31, 2009, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.  There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

Mary Allen Tower West

On May 12, 2010, a contract for the sale of the Mary Allen Tower West property was executed.  Due to the possible sale of the property related to Mary Allen Tower West, the Partnership’s basis in the Local Partnership was $2,138,022, which includes net unamortized acquisition fees and purchase property costs, which totaled $10,896 as of September 30, 2010, and $11,089 as of December 31, 2009, have been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet.  There is no assurance that the sale of the property will occur.

c.           Completed sales

Hale Ohana

On March 15, 2008 the Local Partnership entered into a contract with a third party to sell its property for approximately $3,875,000.  The sale was completed on March 15, 2010.  The sale resulted in gain on disposition of investment in partnerships for financial statement purposes of $1,603,593 in 2010 and in gain of approximately $2,086,000 for federal tax purposes.  As of September 30, 2010, the Partnership’s share of cash proceeds from sale has been received. In accordance with the terms of the Partnership Agreement, in March 2010, the Managing General Partner was paid a disposition fee or $77,500 related to the sale.  The fee was netted against the related gain on disposition of investment in partnerships.

Pilgrim Tower East

Effective July 15, 2010, the Partnership’s interest in Pilgrim Tower East was transferred to the purchase money noteholder as satisfaction of the note.  As of July 15, 2010, the principal and accrued interest balances were $1,450,000 and $4,944,423, respectively.  The sale resulted in gain from extinguishment of debt for financial statement purposes of $6,368,609 in 2010 and in gain of approximately $7.5 million for federal tax purposes.

4.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for direct expenses in connection with managing the Partnership.  For the three and nine month periods ended September 30, 2010 the Partnership paid $76,535 and $210,091, respectively, and $59,869 and $248,865 for the three and nine month periods ended September 30, 2009, respectively.  Such expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited)

4.           RELATED PARTY TRANSACTIONS – Continued

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended September 30, 2010 and 2009 and $281,250 for each of the nine month periods ended September 30, 2010 and 2009.

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

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts with SunTrust Bank.  As of September 30, 2010, the uninsured portion of the cash balances was $0.

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

The financial results for the three and nine month periods ended September 30, 2010 and 2009 included the impact of treating the results of operations related to the sale of the Partnership’s interest in Local Partnerships during the reporting periods.  The Partnership has presented the results of operations from these sold Local Partnerships as discontinued operations in the accompanying consolidated financial statements for all periods presented.

Part I.    FINANCIAL INFORMATION
Item 2.    Management's Discussion and Analysis
       of Financial Condition and Results of Operations - Continued

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in the Partnership’s annual report on Form 10-K at December 31, 2009.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for four Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $4,538,713, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of December 13, 2010, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the nine month period ended September 30, 2010, existing cash resources, receipt of distributions from local partnerships and sale proceeds received were adequate to support operating cash requirements.  Cash and cash equivalents decreased $1,121,757 during the nine month period ended September 30, 2010, primarily due to the distribution paid to limited partners which was partially offset by sale proceeds received.

Results of Operations

The Partnership’s recognized net income for the three month period ended September 30, 2010, compared to net loss in 2009, primarily due to the gain on extinguishment of debt related to the transfer of the Partnership's interests in Pilgrim Tower East, which offset the decrease in share of income from partnerships.  The loss from continuing operations increased primarily due to the decrease in share of income from partnerships despite the reduced operating expenses.  The increase in income from discontinued operations was primarily attributable to the gain on extinguishment of debt related to the transfer of the Partnership's interests in Pilgrim Tower East.

The Partnership’s net income for the nine month period ended September 30, 2010 decreased compared to 2009, primarily due to the lower gain on extinguishment of debt and a decrease in share of income from partnerships but the decline was partially offset by the disposition of an investment in a Local Partnership.  The gain in the prior year was related to the transfer of the Partnership’s interest in two Local Partnerships.  The loss from continuing operations increased primarily due to the decrease in share of income from partnerships despite the reduced operating expenses.  The decrease in share of income from partnerships is the result of significant reductions in the distributions from Local Partnerships in 2010.  General and administrative expenses decreased primarily due to nonrecurring state tax filing fees and lower reimbursed expenses in connection with managing the Partnership.  Professional fees increased due to higher audit costs.  The decrease in income from discontinued operations was primarily due to the lower gain on extinguishment of debt.

Part I.    FINANCIAL INFORMATION
Item 2.    Management's Discussion and Analysis
of Financial Condition and Results of Operations - Continued

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2010 did not include losses of $266,800 and $640,306, respectively, compared to excluded losses of $139,339 and $418,021 for the three and nine month periods ended September 30, 2009, respectively.

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

The Partnership successfully contested a claim from the Internal Revenue Service which related to a penalty from an alleged late filing of the 2002 federal tax return. The Internal Revenue Service waived the claim in October 2010.

No other significant changes in the Partnership's operations have taken place during the three month period ended September 30, 2010.

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

Part II.   OTHER INFORMATION
Item 1.    Legal Proceedings

The Partnership is unaware of any pending or outstanding litigation involving it or the underlying investment property of the Local Partnerships in which the Partnership invests that are not of a routine nature arising in the ordinary course of business or that would have a material adverse effect on the business.

Part II.    OTHER INFORMATION - Continued
Item 3.    Defaults upon Senior Securities

See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.

Item 5.    Other Information

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2010, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2010.

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

CAPITAL REALTY INVESTORS-IV LIMITED
PARTNERSHIP
(Registrant)

by: C.R.I., Inc.
Managing General Partner

December 13, 2010	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer