Form 10-K
period 2010-12-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2011-04-14
CIK 740371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes           ☑           No           ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of Aaccelerated filer and large accelerated filer@ in Rule 12b-2 of the Exchange Act.
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

DOCUMENTS INCORPORATED BY REFERENCE

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

2010 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Page Number
PART I

Item 1.	Business	I-1
Item 2.	Properties	I-5
Item 3.	Legal Proceedings	I-5
Item 4.	Submission of Matters to a Vote of Security Holders	I-5

PART II

Item 5.	Market for the Registrant’s Partnership Interests
	and Related Partnership Matters	II-1
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results or Operations	II-2
Item 8.	Financial Statements	II-7
Item 9.	Changes In and Disagreements With Accountants
	on Accounting and Financial Disclosure	II-8
Item 9A.	Controls and Procedures	II-9
Item 9B.	Other Information	II-10

PART III

Item 10.	Directors and Executive Officers of the Registrant	III-1
Item 11.	Executive Compensation	III-2
Item 12.	Security Ownership of Certain Beneficial Owners and Management	III-2
Item 13.	Certain Relationships and Related Transactions	III-3
Item 14.	Principal Accountant Fees and Services	III-4

PART IV

Item 15.	Exhibits and Financial Statements	IV-1

PART I

ITEM 1.                      BUSINESS

Capital Realty Investors-IV Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983.  On June 13, 1984, the Partnership commenced offering 75,000 units of additional limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner & Smith Incorporated.  The Partnership closed the offering on August 31, 1984, at which time 73,500 units of additional limited partnership interest had become subscribed.  As of December 31, 2010, 163 units of additional limited partner interest had been abandoned.

The General Partners of the Partnership are C.R.I., Inc. (“CRI”), which is the Managing General Partner, and current and former shareholders of CRI.  Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (“Local Partnerships”).  The Partnership originally made investments in 47 Local Partnerships.  As of December 31, 2010, the Partnership retained investments in six Local Partnerships.  Each of these Local Partnerships owns either a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex.  The original objectives of these investments, not necessarily in order of importance, were to:

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

PART I

ITEM 1.                      BUSINESS - Continued

As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 44 (five remaining as of December 31, 2010) Local Partnerships.   As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment.  In another three (one remaining as of December 31, 2010) Local Partnerships which are general partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships.  In all cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the ten Local Partnerships and one intermediary partnership.  The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

The loan encumbering the property associated with the Partnership’s investment in Madison Square is in default.  As of December 31, 2010, the Local Partnership had received notice from the lender of its intent to foreclose on the property.  Accordingly, the Partnership’s basis, which totaled $0 at both December 31, 2010 and December 31, 2009, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.  (Acquisition fees and property purchase costs totaled $0 at both December 31, 2010 and December 31, 2009).  The Partnership is not anticipating any loss resulting from the change in ownership.  There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

The loan encumbering the property associated with the Partnership’s investment in Westport Village is in default.  The Managing General Partner of the Local Partnership was unable to reach an agreement with the Illinois Housing Development Authority (“IHDA”) to a mortgage restructuring.  IHDA has provided notice of foreclosure sale.  As of December 31, 2010, Westport Village is in receivership pending a foreclosure sale of the property.  Accordingly, the Partnership’s basis in the Local Partnership, which totaled $0 at both December 31, 2010 and December 31, 2009, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.   (Acquisition fees and property purchase costs totaled $0 at both December 31, 2010 and December 31, 2009.)  The Partnership’s non-recourse purchase money notes and accrued interest thereon total $840,000 and $2,933,725, respectively, at December 31, 2010 relating to this property.  The Partnership is not anticipating any loss resulting from the change in ownership.  There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

PART I

ITEM 1.                      BUSINESS

A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2010, follows.

SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
HAS AN INVESTMENT(1)

Name and Location of Apartment Complex	Mortgage Payable at 12/31/10 (2)	Financed and/or Insured and/or Subsidized Under	Number of Rental Units	Units Authorized for Low Income Subsidies	Expiration of HAP Contract
Fairway Park Apts. Naperville, IL	$ 8,080,868	IHDA	210	42	--
Madison Square Grand Rapids, MI	3,499,494	Michigan State Housing Development Authority	133	133	01/29/15
Mary Allen West Tower Galesburg, IL	--	City of Galesburg	154	153	02/08/29 (3)
Northridge Park Salinas, CA	5,281,338	California Housing Finance Agency (CHFA)	104	--	--
Tradewinds Terrace Traverse City, MI	239,690	FHA/236	122	52	04/30/11 (3)
Westport Village Freeport, IL	1,232,759	IHDA/236	121	--	--
Totals (6 Properties)	$18,334,149		844	380

(continued)

PART I

ITEM 1.                      BUSINESS - Continued

SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
HAS AN INVESTMENT(1) - Continued

Name and Location f Apartment Complex	Units Occupied As Percentage of Total Units As of December 31,					Average Effective Annual Rental Per Unit for the Years Ended December 31,
	2010	2009	2008	2007	2006	2010	2009	2008	2007	2006
Fairway Park Apt. Naperville, IL	85%	83%	92%	97%	95%	$10,514	$10,490	$11,228	$11,298	$10,579
Madison Square Grand Rapids, MI	78%	95%	92%	82%	89%	6,436	7,803	7,272	6,674	7,160
Mary Allen West Tower Galesburg, IL	99%	85%	73%	83%	86%	6,502	5,377	4,737	5,165	5,368
Northridge Park Salinas, CA	95%	92%	95%	95%	96%	12,269	12,096	12,649	12,349	11,836
Tradewinds Terrace Traverse City, MI	97%	96%	97%	96%	94%	6,182	6,026	5,892	5,764	5,547
Westport Village (4) Freeport, IL	73%	72%	77%	75%	73%	3,843	3,875	4,043	3,932	3,669
Totals (6 Properties) (4)	88%	87%	88%	88%	89%	$ 7,624	$ 7,611	$ 7,637	$ 7,530	$ 7,360

————————————
(1) (2) (3) (4)
All properties are multifamily housing complexes.  No single tenant rents 10% or more of the rentable square footage.  Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.
The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2010.
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

PART I

ITEM 2.                      PROPERTIES

Through its ownership of limited partner interests in Local Partnerships, the Partnership indirectly holds an interest in the real estate owned by the Local Partnerships.  See Part I, Item 1 for information concerning these properties.

ITEM 3.                      LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Partnership is a party.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

(b)	As of April 14, 2011, there were approximately 4,478 registered holders of Units in the Partnership.

(c)	On July 30, 2010, the Partnership paid a cash distribution of $2,200,110 ($30 per Unit) to the Limited Partners who were holders of record as of July 1, 2010.

On May 17, 2009, the Partnership declared a cash distribution of $1,858,483 ($25 per Unit) to the Limited Partners who were holders of record as of May 17, 2009, of which, in June 2009, $1,268,386 was paid to the Limited Partners.  From the distribution amount, in April 2009, $590,097 was paid to the State of New Jersey for non-resident withholding tax.  No distribution was paid in the year 2008.

PART II

ITEM 7.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations section is based on the consolidated financial statements, and contains information that may be considered forward looking, including statements regarding the effect of governmental regulations.  Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in this annual report on Form 10-K at December 31, 2010.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for four Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.  The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  If an asset was determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

Recent Accounting Pronouncements

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

PART II

ITEM 7.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIE”s).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

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

The U. S. Department of Housing and Urban Development (“HUD”) subsidies are provided principally under Sections 8 and 236 of the National Housing Act.  Under Section 8, the government pays to the applicable apartment partnership the difference between market rental rates (determined in accordance with government procedures) and the rate the government deems residents can afford.  Under Section 236, the government provides interest subsidies directly to the applicable apartment partnership through a reduction in the property’s mortgage interest rate.  In turn, the partnership provides a corresponding reduction in resident rental rates.  In compliance with the requirements of Section 8, and Section 236, residents are screened for eligibility under HUD guidelines.  Subsidies are provided under contracts between the federal government and the apartment partnerships.

Subsidy contracts for the investment apartment properties are scheduled to expire through 2029.  The Local Partnerships seek the renewal of expiring subsidy contracts, when appropriate, for their properties.  HUD has in the past approved new subsidy contracts on an annual basis subject to annual appropriations by Congress.  The initial HUD contract renewal process currently provides owners six options for renewing their Section 8 contract depending upon whether the owner can meet the eligibility criteria.

Historically, the Local Partnerships in which the Partnership is invested have met the criteria necessary to renew their Section 8 contracts.

Fairway Park Apartments had a Section 8 HAP contract which expired December 31, 2009.  The Section 8 HAP contract covered 42 of the apartment units in Fairway Park Apartments.  Fairway Park Apartments “opted out” of the Section 8 contract.

Tradewinds Terrace has a Section 8 HAP contract which expires April 30, 2011.  The Section 8 HAP contract covers 52 of the apartment units in Tradewinds Terrace.  It is anticipated that the Local Partnership will extend its Section 8 HAP contract for a one-year period at expiration.

PART II

ITEM 7.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – Continued

CRI continues to evaluate the Partnership’s underlying apartment complexes to develop strategies that maximize the benefits to investors. Numerous variables, including adverse general economic conditions, as well as, Local Partnership agreements and regulatory restrictions impact the ability and timing of effectuating the sale of certain properties owned by the Local Partnerships or the Partnership’s interests in the Local Partnerships.  The Managing General Partner continues to explore strategies that will result in the sale of properties owned by the Local Partnerships or the Partnership’s interests in the Local Partnerships at terms advantageous to the Partnership.  While the Managing General Partner cannot predict the outcome for any particular property at this time, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that maximize the benefits to investors.

As of December 31, 2010, the carrying amount of the Partnership's investment in the Local Partnership with a Section 8 HAP contract expiring in 2011 was $1,058,968.

The Managing General Partner continues to seek strategies to deal with affordable housing policy.  While the Managing General Partner cannot predict the outcome for any particular property at this time, the Managing General Partner will continue to work with the Local Partnerships to develop strategies that maximize the benefits to investors.

Financial Condition/Liquidity

As of December 31, 2010, the Partnership had approximately 4,478 investors who held a total of 73,337 units of additional limited partner interest which were originally sold for the aggregate amount of $73,337,000.  The Partnership originally made investments in 47 Local Partnerships, of which six remain as of December 31, 2010.  The Partnership's liquidity, with unrestricted cash resources of $4,359,494 as of December 31, 2010, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of April 14, 2011, there were no material commitments for capital expenditures.

During 2010 and 2009, the Partnership received distributions of $208,163 and $669,834, respectively, from the Local Partnerships.

The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $1,340,000, plus aggregate accrued interest of $6,755,717, as of December 31, 2010, are payable in full upon the earliest of:  (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

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

————————————
(1)  Remaining principal, after a partial payment.

The purchase money note related to the following property has matured and has not been paid or extended as of April 14, 2011.

		Accrued Interest
		as of
Property	Principal	December 31, 2010	Maturity
Westport Village (1)	$840,000	$2,933,725	09/01/99

————————————
(1)  In receivership.

The remaining purchase money note related to Northridge Park matures in 2025.  As of December 31, 2010, principal and accrued interest balances were $500,000 and $3,821,992, respectively.

The Partnership has received notice from IHDA of foreclosure sale of the Westport Village property.  As of December 31, 2010, Westport Village is in receivership. The Partnership’s non-recourse purchase money notes and accrued interest totaled $840,000 and $2,933,725, respectively at December 31, 2010.  The Partnership is not anticipating any loss resulting from the change in ownership. The Partnership will reflect debt extinguishment when the foreclosure becomes finalized.

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

Of the six Local Partnerships in which the Partnership is invested as of December 31, 2010, the one Local Partnership with an associated purchase money note which has matured, or which matures through December 31, 2010, and which remain unpaid or unextended as of April 14, 2011, represented 0% of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

 The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the year ended December 31, 2010, existing cash resources and receipt of distributions from partnerships were adequate to support net cash used in operating and financing activities.  Cash and cash equivalents decreased $1,300,976 during 2010 primarily due to cash used in operating activities and distributions paid, partially offset by the receipt of distributions from partnerships.  For the years ended December 31, 2010 and December 31, 2009, distributions of $208,163 and $669,834, respectively, were received from Local Partnerships.  The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program with the resulting reduction in rental revenues.

On May 17, 2009, the Partnership declared a cash distribution of $1,858,483 ($25 per Unit) to the Limited Partners who were holders of record as of May 17, 2009, of which, in June 2009, $1,268,386 was paid to the Limited Partners.  From the distribution amount, in April 2009, $590,097 was paid to the State of New Jersey for non-resident withholding tax.

On July 30, 2010, the Partnership paid a cash distribution of $2,200,110 ($30 per Unit) to the Limited Partners who were holders of record as of July 1, 2010.

PART II

ITEM 7.                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS – Continued

Results of Operations

2010 Versus 2009

The Partnership’s net income for the year ended December 31, 2010, decreased compared to 2009, primarily due to decreases in gain from extinguishment of debt, decreased share of income from partnerships, partially offset by the disposition of an investment in a Local Partnership and decreased interest expense.  The gain in the prior year was related to the transfer of the Partnership’s interest in two Local Partnerships, whereas one Local Partnership was transferred and one was sold in 2010.  The decrease in share of income from partnerships is the result of significant reductions in the distributions from Local Partnerships in 2010.  Interest expense decreased due to a lower purchase money note balance.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the years ended December 31, 2010 and 2009, did not include losses of $732,225 and $655,564, respectively.  Distributions of $208,163 and $669,834 received from four Local Partnerships during 2010 and 2009, respectively, and for which the Partnership’s carrying value is zero (equity method suspended), were recorded as increases in the Partnership’s share of income from partnerships in the year received.

Inflation

Inflation generally does not impact the fixed rate long-term financing under which the Partnership's real property investments were purchased.  Future inflation could allow for appreciated values of the Local Partnerships' properties over an extended period of time as rental revenues and replacement values gradually increase.

The combined rental revenues for the Partnership’s remaining properties for the three years ended December 31, 2010, 2009 and 2008 follow.  Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2010 and prior years.

	For the years ended December 31,
	2010		2009		2008
Combined Rental Revenue	$6,560,519		$6,530,702		$6,578,159
Annual Percentage Increase		0.5%		(.7%)		2.0%

ITEM 8.                      FINANCIAL STATEMENTS

The information required by this item is contained in Part IV.

PART II

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 22, 2010, the Partnership dismissed Grant Thornton LLP (“Grant Thornton”) as the Partnership’s independent registered public accounting firm.  The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Partnership.

Effective as of December 23, 2010, the Audit Committee of the Partnership engaged Reznick Group, P.C. (“Reznick”) as the Partnership’s independent registered public accounting firm.  The decision to engage Reznick was approved by the Audit Committee of the Board of Directors of the Partnership as of such date.

During the years ended December 31, 2009 and 2008, and the subsequent interim period ended September 30, 2010, neither the Partnership nor anyone on its behalf has consulted with Reznick regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Grant Thornton’s reports on the financial statements for each of the two fiscal years ended December 31, 2009 and 2008, contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended December 31, 2009 and 2008, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreements in its reports on the financial statements for such years. During the fiscal years ended December 31, 2009 and 2008, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.  Grant Thornton has furnished a letter addressed to the Securities and Exchange Commission that was included as an exhibit to the Partnership’s Form 8-K, initially filed with the Securities and Exchange Commission on December 28, 2010, stating its agreement with the statements concerning Grant Thornton made in that 8-K.

PART II

ITEM 9A.                      CONTROLS AND PROCEDURES

In February 2011, representatives of the Managing General Partner of the Partnership carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15.  The Managing General Partner does not expect that the Partnership’s disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2010, our disclosure controls and procedures were effective to ensure that (i) the information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized or reported within the time periods specified in the SEC’s rules and forms and (ii) such information was accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Based on our evaluation, management has concluded that its internal control over financial reporting was effective as of December 31, 2010.

This Annual Report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this Annual Report on Form 10-K.

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

William B. Dockser, 74, has been the Chairman of the Board and a Director of CRI since 1974.  Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties.  Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs.  Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts.  He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 64, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989.  Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI.  He is principally responsible for the financial management of CRI and its associated partnerships.  Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing.  Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co.  He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at April 14, 2011.

% of Total
Name and Address	Amount and Nature	Units Issued
of Beneficial Owner	of Beneficial Ownership	and Outstanding

Equity Resource Investments, LLC	17,991 Units	24.53%
& Affiliates
44 Brattle Street
Cambridge, MA 02138

Peachtree Partners & Affiliates	5,803 Units	7.91%
P. O. Box 47638
Phoenix, AZ 85068

(b)	Security ownership of management.

The following table sets forth certain information concerning all Units beneficially owned, as of April 14, 2011, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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

For the years ended December 31, 2010 and December 31, 2009, the Partnership incurred professional fees for the services of the Partnership’s independent registered public accounting firm Grant Thornton as follows:

	2010	2011

Audit fees (1)	$38,185	$140,500
Audit-related fees (2)	--	--
Tax fees (3)	23,685	22,500
All other fees	--	--

Total billed	$61,870	$163,000

————————————
(1)
Principally fees for the audit of the Partnership’s annual financial statements, the independent registered public accounting firm’s review of the Partnership’s quarterly financial statements, and services provided in connection with the Partnership’s regulatory filings.

(2)
Principally fees for assurance and related services performed by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the Partnership’s financial statements.

(3)	Fees for preparation of Partnership federal and state tax returns.

The Partnership has no directors or officers.  The Board of Directors of the Managing General Partner of the Partnership, serving as the Audit Committee, has approved in advance 100% of the fees paid to, and services provided by the Partnership’s independent registered public accounting firm. Prior to approving the Partnership’s independent registered public accounting firm providing any non-audit services, the Board of Directors of the Managing General Partner of the Partnership would assess whether the provision of those services would compromise the Partnership’s independent registered public accounting firm independence.

Grant Thornton was dismissed as the Partnership’s independent registered public accounting firm after the filing of the Partnership’s 10-Q for the third quarter of fiscal year 2010. Reznick was engaged as the Partnership’s new independent registered public accounting firm and performed the fiscal 2010 yearend audit. Reznick provided partnership tax return preparation services for the year ended December 31, 2010 and Grant Thornton provided partnership tax return preparation services during the years ended December 31, 2010  and December 31, 2009, which services it was determined did not compromise Reznick’s or Grant Thornton’s independence.

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

CAPITAL REALTY INVESTORS-IV
LIMITED PARTNERSHIP
(Registrant)

April 14, 2011	By:	/s/ William B. Dockser
DATE	William B. Dockser
Director, Chairman of the Board,
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 2011	By:	/s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements of Capital Realty Investors-IV Limited Partnership

Report of Independent Registered Public Accounting Firm	IV-5-6
Consolidated Balance Sheets as of December 31, 2010 and 2009	IV-7
Consolidated Statements of Operations for the Years Ended
December 31, 2010, 2009 and 2008	IV-8
Consolidated Statements of Changes in Partners’ Deficit for the Years Ended
December 31, 2010, 2009 and 2008	IV-9
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2010, 2009 and 2008	IV-10
Notes to Consolidated Financial Statements	IV-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Capital Realty Investors- IV Limited Partnership

We have audited the accompanying consolidated balance sheet of Capital Realty Investors - IV Limited Partnership and subsidiary (the Partnership) as of December 31, 2010 and the related consolidated statements of operations, changes in partners’ (deficit) capital, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors - IV Limited Partnership as of December 31, 2010, and the consolidated results of its consolidated operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP, P.C.

Bethesda, Maryland
April 14, 2011

Report of Independent Registered Public Accounting Firm

The Partners
Capital Realty Investors – IV Limited Partnership

We have audited the accompanying consolidated balance sheet of Capital Realty Investors – IV Limited Partnership (a Maryland limited partnership) and subsidiaries (the Partnership) as of December 31, 2009, and the related consolidated statements of operations, changes in partners’ (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Local Partnerships.  The Partnership’s share of income from these Local Partnerships constitutes $0 and $2,191 of income in 2009, and 2008, respectively, included in the Partnership’s 2009 and 2008 net income.  The financial statements of these Local Partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amount included for these Local Partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors – IV Limited Partnership as of December 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

McLean, Virginia
April 12, 2010

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

ASSETS

	For the years ended
	December 31,
	2010	2009

Investments in partnerships	$1,058,968	$2,860,931
Investment in partnerships held for sale or transfer	2,348,551	32,888
Cash and cash equivalents	4,359,494	5,660,470
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $50,324 and $60,663, respectively	27,435	36,149
Property purchase costs,
Net of accumulated amortization of $74,111 and $80,224, respectively	18,981	24,640
Other assets	2,911	--

Total assets	$7,816,340	$8,615,078

LIABILITIES AND PARTNERS' DEFICIT

Due on investments in partnerships	$1,340,000	$2,790,000
Accrued interest payable	6,755,717	11,225,330
Accounts payable and accrued expenses	87,985	30,153

Total liabilities	8,183,702	14,045,483

Commitments and contingencies

Partners' deficit:

Capital paid in:
General Partners	2,000	2,000
Limited Partners	73,501,500	73,501,500

	73,503,500	73,503,500

Less:
Accumulated distributions to partners	(23,219,810)	(21,019,700)
Offering costs	(7,562,894)	(7,562,894)
Accumulated losses	(43,088,158)	(50,351,311)

Total partners' deficit	(367,362)	(5,430,405)

Total liabilities and partners' deficit	$7,816,340	$8,615,078

The accompanying notes are an integral part
of these consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2010	2009	2008

Share of income from partnerships	$743,855	$787,649	$653,351

Other revenue and expenses:

Revenue:
Gain from extinguishment of debt	6,368,609	8,957,777	28,168,263
Gain on disposition of investment in
partnerships, net of disposition fee	1,603,594	--	--
Interest	--	22,427	222,077

	7,972,203	8,980,204	28,390,340

Expenses:
Interest	560,519	638,561	1,760,933
Management fee	375,000	375,000	375,000
General and administrative	322,512	345,490	288,782
State tax	--	243,527	--
Professional fees	191,397	107,366	126,085
Amortization of deferred costs	3,477	29,630	8,182

	1,452,905	1,739,574	2,558,982

Total other revenue and expenses	6,519,298	7,240,630	25,831,358

Net income	$7,263,153	$8,028,279	$26,484,709

Net income allocated to General Partners (1.51%)	$109,674	$121,227	$399,919

Net income allocated to Initial and Special Limited Partners (1.49%)	$108,221	$119,621	$394,622

Net income allocated to Additional Limited Partners (97%)	$7,045,258	$7,787,431	$25,690,168

Net income per unit of Additional Limited Partner Interest,
based on 73,337 units outstanding, respectively	$96.07	$106.19	$350.30

The accompanying notes are an integral part
of these consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL

		Initial and
		Special	Additional
	General	Limited	Limited
	Partners	Partners	Partners	Total

Partners' deficit, January 1, 2008	$(1,325,617)	$(1,315,981)	$(35,443,312)	$(38,084,910)

Net income	399,919	394,622	25,690,168	26,484,709

Partners’ deficit, December 31, 2008	(925,698)	(921,359)	(9,753,144)	(11,600,201)

Net income	121,227	119,621	7,787,431	8,028,279

Distribution of $25.00 per unit
of Additional Limited Partner Interest	--	--	(1,858,483)	(1,858,483)

Partners’ deficit, December 31, 2009	(804,471)	(801,738)	(3,824,196)	(5,430,405)

Net income	109,674	108,221	7,045,258	7,263,153

Distribution of $30.00 per unit
of Additional Limited Partner Interest	--	--	(2,200,110)	(2,200,110)

Partners’ (deficit) capital,
December 31,2010	$(694,797)	$(693,517)	$1,020,952	$(367,362)

The accompanying notes are an integral part
of these consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$7,263,153	$8,028,279	$26,484,709

Adjustments to reconcile net income to net cash
Used in operating activities:
Share of income from partnerships	(743,855)	(787,649)	(653,351)
Gain from extinguishment of debt	(6,368,609)	(8,957,777)	(28,168,263)
Gain on disposition of investment in partnerships,
net of disposition fees	(1,603,594)	--	--
Amortization of deferred costs	3,477	29,630	8,182

Changes in assets and liabilities:
(Increase) decrease in other assets	(2,911)	8,313	23,917
Increase in accrued interest payable	474,810	638,561	1,760,933
Increase (decrease)in accounts payable and
accrued expenses	57,832	(85,599)	(76,635)

Net cash used in operating activities	(919,697)	(1,126,242)	(620,508)

Cash flows from investing activities:
Receipt of distributions from partnerships	208,163	669,834	549,270
Proceeds from disposition of investment in partnerships	1,688,168	--	--
Disposition fee paid	(77,500)	--	--

Net cash provided by investing activities	1,818,831	669,834	549,270

Cash flows from financing activities:
Distribution to Additional Limited Partners	(2,200,110)	(1,268,386)	--
Tax distribution on behalf of Limited Partners	--	(590,097)	--

Net cash used in financing activities	(2,200,110)	(1,858,483)	--

Net decrease in cash and cash equivalents	(1,300,976)	(2,314,891)	(71,238)

Cash and cash equivalents, beginning of year	5,660,470	7,975,361	8,046,599

Cash and cash equivalents, end of year	$4,359,494	$5,660,470	$7,975,361

The accompanying notes are an integral part
of these consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Partnership sold 73,500 units at $1,000 per unit of additional limited partner interest through a public offering.  The offering period was terminated on August 31, 1984.  As of December 31, 2010, 163 units of additional limited partner interest had been abandoned.

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

d.           Variable interest entities

GAAP provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements and when it should disclose information about its relationship with a VIE.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

The Partnership does not consolidate the Partnership's interests in these VIE’s under this guidance, as it is not considered to be the primary beneficiary.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

The Partnership’s balance in investment in Local Partnerships represents its maximum exposure to loss.  The Partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners.

e.           Investments in and advances to partnerships

The Partnership’s investment in Local Partnerships is considered to be variable interest entities (VIEs) because the owners of the equity at risk in these entities do not have the power to direct their operations. However, the Partnership is not considered the primary beneficiary of the Local Partnerships since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  Therefore, and because the Partnership is a limited partner in the Local Partnerships, the Partnership accounts for the investment in its Local Partnerships using the equity method of accounting.  Under the equity method, the initial investment is recorded at cost, increased or decreased by the Partnership’s share of income or losses, and decreased by distributions received and syndication costs.  The investment balance cannot be reduced below zero.

As of December 31, 2010 and 2009, the Partnership's share of cumulative losses for four and six of the Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $7,237,563 and $7,066,408, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.  The Partnership’s carrying value is zero and the equity method has been suspended for the following four and six Local Partnerships as of December 31, 2010 and as of December 31, 2009, respectively: Fairway Park, Madison Square, Northridge, and Westport Village as of December 31, 2010, and Fairway Park, Madison Square, Northridge, and Westport Village, Hale Ohana, and Pilgrim Tower East as of December 31, 2009, respectively.  Distributions of $208,163, $669,834 and $549,270 received from three, four and four Local Partnerships during 2010, 2009 and 2008, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

Costs incurred in connection with acquiring these investments have been capitalized and are being amortized using the straight-line method over the estimated useful lives of the properties owned by the Local Partnerships.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

f.           Investment in partnerships held for sale or transfer

When investments are reclassified to investment in partnerships held for sale or transfer, amortization of the acquisition fees and property purchase costs are discontinued.  Assets held for sale or transfer are recorded at the lower of the carrying amount or expected sales price less costs to sell.

g.           Cash and cash equivalents

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

j.           Fair value of financial instruments

On January 1, 2009, the Partnership adopted the new accounting standard which requires adoption of the fair value standards in the Financial Accounting Standards Board Accounting Standards Codification (ASC) for nonfinancial assets and nonfinancial liabilities.  The adoption did not have a material impact on the financial position, results of operations or cash flows.

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

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

k.           Impairment analysis

The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  Impairment for investments in partnerships is determined by review of the performance of the underlying asset and expected proceeds from the sale of the investment.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

l.           Allocation of net income (loss)

Net income (loss) is allocated based on respective partnership interest or units outstanding.  The Partnership has no dilutive interests.

m.           Debt Extinguishment

From time to time, the Partnership transfers its interests in certain equity investments to its purchase money noteholders in satisfaction of notes payable.  The Partnership records a gain on extinguishment of debt for the difference between the book value of the investment being transferred and the book value of the debt and associated acquisition fees and property purchase costs.

n.           Subsequent events

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes. Management evaluated the activity of the Partnership and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

o.           Recent accounting pronouncements

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs).  The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE.  If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE.  Additionally, the amendment requires enhanced and expanded disclosures around VIEs.  This amendment is effective for fiscal years beginning after November 15, 2009.  The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS

a.           Due on investments in partnerships and accrued interest payable

As of December 31, 2010 and 2009, the Partnership held limited partner interests in six and eight Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties.  The remaining amounts due on investments in the Local Partnerships follow.

	December 31,
	2010	2009

Purchase money notes due in:
1999	$840,000	$840,000
2003	--	1,450,000
2025	500,000	500,000

Subtotal	1,340,000	2,790,000

Accrued interest payable	6,755,717	11,225,330

Total	$8,095,717	$14,015,330

The remaining purchase money notes have stated interest rates ranging from 8.17% to 9.00%, of which Northridge Park compounds annually and Westport Village has simple interest.  The purchase money notes are non- recourse, but their terms provide for payment in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

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

————————————
(1)  Remaining principal, after a partial payment.

The purchase money note related to the following property has matured and has not been paid or extended as of April 14, 2011.

		Accrued Interest
		as of
Property	Principal	December 31, 2010	Maturity
Westport Village (1)	$840,000	$2,933,725	09/01/99

————————————
(1)  In receivership.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

The remaining purchase money note related to Northridge Park matures in 2025.  As of December 31, 2010, principal and accrued interest balances were $500,000 and $3,821,992, respectively.

The Partnership has received notice from IHDA of foreclosure sale of the Westport Village property.  As of December 31, 2010, Westport Village is in receivership. The Partnership’s non-recourse purchase money notes and accrued interest totaled $840,000 and $2,933,725, respectively at December 31, 2010.  The Partnership is not anticipating any loss resulting from the change in ownership.

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

Of the six Local Partnerships in which the Partnership is invested as of December 31, 2010, the one Local Partnership with an associated purchase money note which has matured, or which matures through December 31, 2010, and which remain unpaid or unextended as of April 14, 2011, represented 0% of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

The Managing General Partner continues to address the maturity and impending maturity of the Partnership’s debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners.  However, there can be no assurance that these strategies will be successful.

None of the debt extinguishments resulting from the sale or transfer of Local Partnerships (as described below) were with related parties.

Interest expense on the Partnership's purchase money note for the years ended December 31, 2010, 2009 and 2008, was $560,519, $638,561 and $1,760,933, respectively.  The accrued interest payable on the purchase money notes of $6,755,717 and $11,225,330 as of December 31, 2010 and 2009, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS – Continued

The mortgage loan encumbering the property associated with the Partnership’s investment in Westport Village is in default.  The Managing General Partner of the Local Partnership was unable to reach an agreement with IHDA to a mortgage restructuring.  IHDA has provided notice of foreclosure sale of the property.  As of December 31, 2010, Westport Village is in receivership.

Due to the impending foreclosure, the Partnership’s basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $0 at both December 31, 2010 and December 31, 2009, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.  The Partnership’s non-recourse purchase money notes and accrued interest thereon total $840,000 and $2,933,725, respectively, at December 31, 2010 relating to this property.  Accordingly, the purchase money note and the accrued interest thereon have been reclassified to as held for sale in the accompanying consolidated balance sheets.  There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

Pilgrim Tower East

The Partnership defaulted on its purchase money note secured by its interest in Pilgrim Tower East Associates (Pilgrim Tower East) on December 1, 1999, when the note matured and was not paid.  The default amount included principal and accrued interest of $1,650,000 and $2,719,372, respectively.  The Partnership and the noteholders signed a contract to sell the Partnership’s interest in Pilgrim Tower East to the noteholder in exchange for the outstanding principal and accrued interest on the purchase money note and two $100,000 payments on the purchase money note, one of which was paid in February 2002, and one of which was paid in January 2003.  The noteholders failed to obtain required regulatory consent to the sale within the required time frame and the contract for the sale of the Partnership’s interest expired in November 2003. Under the terms of the note and the Assignment and Security Agreement, the noteholders had the right to enforce their security interests in the Local Partnership subject to approval by California Housing Finance Agency (CHFA) and all other government agencies with jurisdiction over the property.  Effective July 15, 2010, the Partnership’s interest in Pilgrim Tower East was transferred to the purchase money noteholder as satisfaction of the note.  As of July 15, 2010, the principal and accrued interest balances were $1,450,000 and $4,944,423, respectively.  The sale resulted in gain from extinguishment of debt for financial statement purposes of $6,368,609 in 2010 and in gain of approximately $7.5 million for federal tax purposes.  Net acquisition fees and property purchase costs of $25,814 were written off associated with the sale and included in gain on disposition of investment in partnerships.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

b.           Interests in profits, losses and cash distributions made by Local Partnerships

The Partnership has a 96.00% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the “Agencies”) of each Local Partnership.  An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invested in the Local Partnership.  As stipulated by the Local Partnerships’ partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any.  During 2010, 2009 and 2008, the Partnership received cash distributions from rental operations of the Local Partnerships totaling $208,163, $669,834 and $549,270, respectively.  As of December 31, 2010 and 2009, two and four of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $530,200 and $548,154, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

c.           Assets held for sale or transfer

Madison Square

On May 7, 2008, the Local Managing General Partner signed a contract to sell the property related to Madison Square, Ltd. Dividend Housing Associates (Madison Square) to a non-profit. The potential purchaser of the property defaulted on the contract.  The mortgage loan encumbering the property associated with the Partnership’s investment in Madison Square is in default.  The Michigan State Housing Development Authority is foreclosing on the property. Accordingly, the Partnership’s basis, which totaled $0 at both December 31, 2010 and December 31, 2009, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheet at that date. There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

Mary Allen Tower West

On May 12, 2010, a contract for the sale of the Mary Allen Tower West property was executed.  Due to the possible sale of the property related to Mary Allen Tower West, the Partnership’s basis in the Local Partnership was $2,348,551, which includes net unamortized acquisition fees and purchase property costs, which totaled $10,896 as of December 31, 2010, have been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet.  There is no assurance that the sale of the property will occur.

Westport Village

See Note 2.a., above.

d.           Completed sales

Asbury Tower

The purchase money note secured by the Partnership’s interest in Asbury Tower Associates Limited Partnership (Asbury Tower) was due to mature on August 31, 2004.  However, the noteholder orally agreed to extend the maturity date on a month to month basis until such time as the noteholder provides a 30 day advance notice to the Partnership.  Effective January 1, 2008 the interest rate was reduced to 4 percent.  On August 28, 2008, the property owned by Asbury Towers was sold to an affiliate of the Local Managing General Partner.  Proceeds from the sale were used to pay off the purchase money note at a discount.  As of August 28, 2008, the principal and accrued interest balances were $3,432,081 and $24,789,908, respectively.  The sale resulted in gain from extinguishment of debt for financial statement purposes of $28,168,263 in 2008 and total gain of $29,838,732 for federal tax purposes.

Hale Ohana

On March 15, 2008 the Local Partnership entered into a contract with a third party to sell its property for approximately $3,875,000.  The sale was completed on March 15, 2010.  The sale resulted in gain on disposition of investment in partnerships for financial statement purposes of $1,603,594 in 2010 and in gain of approximately $2,086,000 for federal tax purposes.  Net acquisition fees and property purchase costs of $7,074 were written off associated with the sale and included in gain on disposition of investment in partnerships.  In accordance with the terms of the Partnership Agreement, in March 2010, the Managing General Partner was paid a disposition fee of $77,500 related to the sale.  The fee was netted against the related gain on disposition of investment in partnerships.  As of December 31, 2010, The Local Partnership is in process of closing the business of the partnership and reconciling the final liquidation and termination of the Local Partnership. The Partnership believes that the local General Partner has retained approximately $100,000 which is intended to be escrowed for contingent liabilities.  It is anticipated that the Local Partnership will be terminated and any funds remaining in the escrow will be released to partners, pursuant to the Local Partnership agreement, in the second half of 2011.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

Pilgrim Tower East

See Note 2.a., above.

e.           Summarized financial information

Combined balance sheets and combined statements of operations for the six Local Partnerships in which the Partnership is invested as of December 31, 2010, follow.  The information is presented separately for two Local Partnerships which have investment basis (equity method), and for four Local Partnerships for which the Partnership’s carrying value is zero (equity method suspended).

COMBINED BALANCE SHEETS
December 31, 2010

	Equity
	Method		Suspended		Total

Number of Local Partnerships	2	(a)	4	(b)	6

Rental property, at cost, net of accumulated
depreciation of $2,618,583, $22,572,329,
and $25,190,912, respectively	$778,290		$4,986,601		$5,764,891
Land	176,923		3,143,551		3,320,474
Other assets	2,852,364		2,293,140		5,145,504

Total assets	$3,807,577		$10,423,292		$14,230,869

Mortgage notes payable	$239,690		$18,094,459		$18,334,149
Other liabilities	294,622		3,871,170		4,165,792
Due to general partners	--		--		--

Total liabilities	534,312		21,965,629		22,499,941

Partners' capital (deficit)	3,273,265		(11,542,337)		(8,269,072)

Total liabilities and partners' capital	$3,807,577		$10,423,292		$14,230,869

      ————————————
      (a)      Mary Allen Tower West; Tradewind
      (b)      Fairway Park; Madison Square; Northridge; Westport Village

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENT OF OPERATIONS
For the year ended December 31, 2010

	Equity
	Method		Suspended		Total

Number of Local Partnerships	2	(a)	4	(b)	6

Revenue:
Rental	$1,755,474		$4,805,045		$6,560,519
Other	127,861		242,308		370,169

Total revenue	1,883,335		5,047,353		6,930,688

Expenses:
Operating	1,148,854		3,208,189		4,357,043
Interest	--		1,268,090		1,268,090
Depreciation and amortization	189,070		1,022,202		1,211,272

Total expenses	1,337,924		5,498,481		6,836,405

Net income (loss)	$545,411		$(451,128)		$94,283

Cash distributions	$--		$208,163		$208,163

Cash distributions recorded as reduction of
Investments in partnerships	$--		$--		$--

Cash distributions recorded as income	$--		$208,163		$208,163

Partnership’s share of Local Partnership
net income	535,692		--		535,692

Share of income from partnerships	$535,692		$208,163		$743,855

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

COMBINED BALANCE SHEETS
December 31, 2009

	Equity
	Method		Suspended		Total

Number of Local Partnerships	2	(a)	6	(b)	8

Rental property, at cost, net of accumulated
depreciation of $7,516,806, $30,731,539,
and $38,248,345, respectively	$1,857,965		$7,649,693		$9,507,658
Land	352,874		3,502,815		3,855,689
Other assets	1,226,194		4,248,427		5,474,621

Total assets	$3,437,033		$15,400,935		$18,837,968

Mortgage notes payable	$404,314		$23,395,601		$23,799,915
Other liabilities	304,865		3,734,994		4,039,859
Due to general partners	--		--		--

Total liabilities	709,179		27,130,595		27,839,774

Partners' capital (deficit)	2,727,854		(11,729,660)		(9,001,806)

Total liabilities and partners' capital	$3,437,033		$15,400,935		$18,837,968

———————————
(a)      Mary Allen Tower West; Tradewinds
(b)      Fairway Park; Madison Square; Northridge; Westport Village, Hale Ohana, Pilgrim Tower East

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2009

	Equity
	Method		Suspended		Total

Number of Local Partnerships	2	(a)	6	(b)	8

Revenue:
Rental	$1,563,228		$7,116,047		$8,679,275
Other	112,374		230,773		343,147

Total revenue	1,675,602		7,346,820		9,022,422

Expenses:
Operating	1,236,894		4,532,120		5,769,014
Interest	2,366		1,651,569		1,653,935
Depreciation and amortization	317,324		1,419,095		1,736,419

Total expenses	1,556,584		7,602,784		9,159,368

Net income (loss)	$119,018		$(255,964)		$(136,946)

Cash distributions	$--		$669,833		$669,883

Cash distributions recorded as reduction of
Investments in partnerships	$--		$--		$--

Cash distributions recorded as income	$--		$669,833		$669,833

Partnership’s share of Local Partnership net Income	117,816		--		117,816

Share of income from partnerships	$117,816		$669,833		$787,649

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

    ————————————
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

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

A reconciliation of the Local Partnerships' financial statement net income (loss) reflected above to taxable income follows.

	December 31,
	2010	2009	2008

Financial statement net income (loss)	$94,283	$(136,946)	$(47,245)

Differences between financial statement
and tax depreciation, amortization,
and miscellaneous differences	999,699	1,346,769	855,789

Taxable income	$1,093,982	$1,209,823	$808,544

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

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the years ended December 31, 2010, 2009 and 2008, the Partnership paid $168,942, $227,324 and $183,880, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the years ended December 31, 2010, 2009 and 2008, the Partnership paid $105,737, $72,555 and $45,191, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

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

For each of the years ended December 31, 2010, 2009 and 2008, the Partnership paid the Managing General Partner a Management Fee of $375,000.

IV-28

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

IV-

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

As defined in the Partnership Agreement, after the payment of distributions as described in the previous paragraphs, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2010, 2009 and 2008.  The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

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

A reconciliation of the Partnership's financial statement net income to taxable income follows.

	For the years ended
	December 31,
	2010	2009	2008

Financial statement net income	$7,263,153	$8,028,279	$26,484,709

Adjustments:
Difference between financial statement
net income and taxable income related
to the Partnership's equity in the
Local Partnerships' income or losses	350,128	543,642	1,324,040

Costs amortized over a shorter period
for income tax purposes	3,477	29,630	8,182

Difference between taxable interest
income and financial statement
interest income	216,987	198,389	313,098

Differences between financial statement
gain (loss) and tax gain (loss) from
the sale or transfer of properties	1,898,943	1,797,414	1,670,469

Taxable income	$9,732,688	$10,597,354	$29,800,498

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash.  The Partnership maintains two cash accounts with the same bank. As of December 31, 2010, the uninsured portion of the cash balance was $0.

# # #