Form 10-Q
period 2011-03-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2011-06-21
CIK 740371

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011
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

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets
	- March 31, 2011 and December 31, 2010	1
	Statements of Operations and Accumulated Losses
	- for the three months ended March 31, 2011 and 2010	2
	Statements of Cash Flows
	- for the three months ended March 31, 2011 and 2010	3
	Notes to Financial Statements
	- March 31, 2011 and 2010	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 4.	Controls and Procedures	12

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signature		14

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2011	2010
	(Unaudited)

Investments in partnerships	$1,088,685	$1,058,968
Investment in partnerships held for sale or transfer	2,452,758	2,348,551
Cash and cash equivalents	4,217,313	4,359,494
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $50,810 and $50,324, respectively	26,949	27,435
Property purchase costs,
net of accumulated amortization of $74,446 and $74,111, respectively	18,645	18,981
Other assets	2,117	2,911

Total assets	$7,806,467	$7,816,340

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Due on investments in partnerships	$1,340,000	$1,340,000
Accrued interest payable	6,873,074	6,755,717
Accounts payable and accrued expenses	95,354	87,985

Total liabilities	8,308,428	8,183,702

Commitments and contingencies

Partners' capital (deficit):

Capital paid in:
General Partners	2,000	2,000
Limited Partners	73,501,500	73,501,500

	73,503,500	73,503,500

Less:
Accumulated distributions to partners	(23,219,810)	(23,219,810)
Offering costs	(7,562,894)	(7,562,894)
Accumulated losses	(43,222,757)	(43,088,158)

Total partners' capital (deficit)	(501,961)	(367,362)

Total liabilities and partners' deficit	$7,806,467	$7,816,340

The accompanying notes are an integral part
of these consolidated financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

AND ACCUMULATED LOSSES

(Unaudited)

	For the three months ended
	March 31,
	2011	2010

Share of income from partnerships	$247,004	$90,752

Other revenue and expenses:

Revenue:
Interest and other	1,708	6,011

	1,708	6,011

Expenses:
General and administrative	56,247	106,268
Interest	117,357	165,515
Management fee	93,750	93,750
Professional fees	115,136	108,250
Amortization of deferred costs	821	1,014

	383,311	474,797

Total other revenue and expenses	(381,603)	(468,786)

Loss before gain on disposition of investment
in partnerships	(134,599)	(378,034)

Gain on disposition of investment in partnerships,
net of disposition fee	--	1,048,769

Net (loss) income	(134,599)	670,735

Accumulated losses, beginning of period	(43,088,158)	(50,351,311)

Accumulated losses, end of period	$(43,222,757)	$(49,680,576)

Net (loss) income allocated to General Partners (1.51%)	$(2,032)	$10,128

Net (loss) income allocated to Initial and Special
Limited Partners (1.49%)	$(2,006)	$9,994

Net (loss) income allocated to Additional Limited Partners (97%)	$(130,561)	$650,613

Net (loss) income per unit of Additional Limited Partner Interest,
based on 73,337 units outstanding	$(1.78)	$8.87

The accompanying notes are an integral part
of these consolidated financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net (loss) income	$(134,599)	$670,735

Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Share of income from partnerships	(247,004)	(90,752)
Amortization of deferred costs	821	1,014
Gain on disposition of investment in partnerships,
net of disposition fees	--	(1,048,769)

Changes in assets and liabilities:
Decrease in other assets	794	--
Increase in accrued interest payable	117,357	165,515
Increase in accounts payable and accrued expenses	7,369	33,888

Net cash used in operating activities	(255,262)	(268,369)

Cash flows from investing activities:

Receipt of distributions from local partnerships	113,081	61,298
Proceeds from disposition of investment in partnerships	--	1,133,343
Disposition fee paid to a related party	--	(77,500)

Net cash provided by investing activities	113,081	1,117,141

Net (decrease) increase in cash and cash equivalents	(142,181)	848,772

Cash and cash equivalents, beginning of period	4,359,494	5,660,470

Cash and cash equivalents, end of period	$4,217,313	$6,509,242

The accompanying notes are an integral part
of these consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors-IV Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in forty-seven Local Partnerships.  As of March 31, 2011, the Partnership retained investments in five Local Partnerships.

The General Partners of the Partnership are C.R.I., Inc. (“CRI”), which is the Managing General Partner, and current and former shareholders of CRI.  Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

2.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 2010.

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of March 31, 2011, and the results of its operations and its cash flows for the three month periods ended March 31, 2011 and 2010.  The results of operations for the interim period ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year.

3.           INVESTMENTS IN PARTNERSHIPS

At March 31, 2011 and 2010, the Partnership had limited partnership equity interests in five and seven Local Partnerships respectively, each of which owned an apartment complex.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

A schedule of the apartment communities owned by the Local Partnerships in which the Partnership is invested is provided below:

PROPERTY	CITY	STATE	UNITS
Fairways	Naperville	IL	210
Mary Allen Tower West	Galesburg	IL	154
Northridge Park	Salinas	CA	104
Tradewinds	Traverse City	MI	122
Westport Village	Freeport	IL	121

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At March 31, 2011 and 2010, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

Combined statements of operations for the five and seven Local Partnerships in which the Partnership was invested as of March 31, 2011 and 2010, respectively, follow.  The combined statements have been compiled based on apportionment of the prior year’s actual operating activity and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2011		2010
	Equity		Equity
	Method (a)	Suspended (b)	Method (a)	Suspended (c)

Number of Local Partnerships	2	3	2	5

Revenue:
Rental	$438,869	$987,252	$390,807	$1,710,571
Other	31,966	57,078	28,094	55,911

Total revenue	470,835	1,044,330	418,901	1,766,482

Expenses:
Operating	287,214	605,017	309,224	1,082,433
Interest	--	175,767	592	406,179
Depreciation and amortization	47,268	207,418	79,331	337,830

Total expenses	334,482	988,202	389,147	1,826,442

Net income (loss)	$136,353	$56,128	$29,754	$(59,960)

Cash distribution	$--	$113,081	$--	$61,298

Cash distribution recorded
as income	--	113,081	--	61,298

Partnership's share of Local
Partnership net income	133,923	--	29,454	--

Share of income from partnerships	$247,004		$90,752

                ----------------------------------------------------------------

(a)	Mary Allen Tower West; Tradewinds
(b)	Fairway Park; Northridge; Westport Village
(c)	Fairway Park; Madison Square; Northridge; Pilgrim Tower East; Westport Village

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets.  As of March 31, 2011 and 2010, the Partnership's share of cumulative losses to date for three of the five and for five of the seven Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $2,082,434 and $6,851,186, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

a.           Due on investments in partnerships and accrued interest payable

Purchase money notes

The Partnership executed certain purchase money notes payable as part of the acquisition of its equity interests in certain Local Partnerships. The notes are nonrecourse notes secured by a security interest in the Partnership’s interests in the respective Local Partnership.  The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $1,340,000 plus aggregate accrued interest of $6,873,074 as of March 31, 2011, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

Effective July 15, 2010, the Partnership’s interest in Pilgrim Tower East was transferred to the purchase money noteholder and or its affiliates or assignees.

Property	Principal	Date	Disposition

Pilgrim Tower East	$1,450,000 (1)	July 2010	Transfer

(1)  Remaining principal, after a partial payment.

The purchase money note related to the following property matured and has not been paid or extended as of March 31, 2011.

		Accrued Interest
		as of
Property	Principal	March 31, 2011	Maturity

Westport Village (1)	$840,000	$2,962,804	09/01/99

(1)  In receivership.

The remaining purchase money note related to Northridge Park matures in 2025.  As of March 31, 2011, principal and accrued interest balances were $500,000 and $3,910,270, respectively.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
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

Interest expense on the Partnership's purchase money notes for the three month period ended March 31, 2011, was $117,357 and $165,515 for the three month period ended March 31, 2010.  The accrued interest payable on these purchase money notes of $6,873,074 and $6,755,717 as of March 31, 2011 and December 31, 2010, respectively, is due upon the earliest of:  (i) sale or refinancing of the respective Local Partnership’s rental property; (ii) payment in full of the respective Local Partnerships’ permanent loans; or (iii) maturity.

b.           Assets held for sale or transfer

Westport Village

The mortgage loan encumbering the property associated with the Partnership’s investment in Westport Village is in default.  As of March 31, 2011, Westport Village was in receivership pending a foreclosure sale of the property.  Accordingly, the Partnership’s basis in the Local Partnership, which totaled $0 at both March 31, 2011 and December 31, 2010, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets. There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS – Continued

Mary Allen Tower West

On May 12, 2010, a contract for the sale of the Mary Allen Tower West property was executed.  Due to the possible sale of the property related to Mary Allen Tower West, the Partnership’s basis in the Local Partnership of $2,452,758, which includes net unamortized acquisition fees and purchase property costs, which totaled $10,896 as of March 31, 2011, and as of December 31, 2010, has been reclassified to investment in partnerships held for sale or transfer in the accompanying balance sheet.  There is no assurance that the sale of the property will occur.

c.           Completed sales

Hale Ohana

On March 15, 2008 the Local Partnership entered into a contract with a third party to sell its property for approximately $3,875,000.  The sale was completed on March 15, 2010.  The sale resulted in gain on disposition of investment in partnerships for financial statement purposes of $1,603,594 in 2010 ($1,048,769 recognized in the period ended March 31, 2010 and $554,825 recognized in the period ended September 30, 2010) and a gain of $2,217,581 for federal tax purposes.  As of March 31, 2011, the Partnership’s share of cash proceeds from sale has been received. In accordance with the terms of the Partnership Agreement, in March 2010, the Managing General Partner was paid a disposition fee or $77,500 related to the sale.  The fee was netted against the related gain on disposition of investment in partnerships.

Pilgrim Tower East

Effective July 15, 2010, the Partnership’s interest in Pilgrim Tower East was transferred to the purchase money noteholder as satisfaction of the note.  As of July 15, 2010, the principal and accrued interest balances were $1,450,000 and $4,944,423, respectively.  The sale resulted in gain from extinguishment of debt for financial statement purposes of $6,368,609 in 2010 and a gain of approximately $7,653,565 for federal tax purposes.

Madison Square

As of March 21, 2011, the Local Partnership delivered the Deed in Lieu of Foreclosure to the Michigan State Housing Development Authority in satisfaction of the mortgage.  The transaction is expected to result in no gain or loss on disposition of investment in partnerships for financial statement purposes.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

4.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three month periods ended March 31, 2011 and 2010, the Partnership paid $39,582 and $47,904, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the three month periods ended March 31, 2011 and 2010, the Partnership paid $20,471 and $13,283, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended March 31, 2011 and 2010.

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

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains two cash accounts with SunTrust Bank.  As of March 31, 2011, the uninsured portion of the cash balances was $0.

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

The financial results for the three month periods ended March 31, 2011 and 2010 included the impact of treating the results of operations related to the sale of the Partnership’s interest in Local Partnerships during the reporting periods.  The Partnership has presented the results of operations from these interests in sold Local Partnerships as discontinued operations in the accompanying consolidated financial statements for all periods presented.

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in the Partnership’s annual report on Form 10-K at December 31, 2010.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for four Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $4,217,313, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of June 21, 2011, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the three month period ended March 31, 2011, existing cash resources, receipt of distributions from Local Partnerships and sale proceeds received were adequate to support operating cash requirements.  Cash and cash equivalents decreased $142,181 during the three month period ended March 31, 2011, primarily due to ongoing operating costs.

Results of Operations

The Partnership recognized a net loss for the three month period ended March 31, 2011, compared to net income in 2010, primarily due to the gain related to the sale of Hale Ohana.  The loss from continuing operations decreased primarily due to the increase in share of income from partnerships and the reduced operating expenses.

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis
of Financial Condition and Results of Operations - Continued

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the three month period ended March 31, 2011 did not include losses of $17,541, compared to excluded losses of $160,263 for the three month period ended March 31, 2010.

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

No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2011.

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

The Partnership is unaware of any pending or outstanding litigation involving it or the underlying investment property of the Local Partnerships in which the Partnership invests that are not of a routine nature arising in the ordinary course of business or that would have a material adverse effect on the business of the Partnership.

Item 3.	Defaults upon Senior Securities

See Note 2.a. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.

Item 5.	Other Information

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2011, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2011.

There is no established market for the purchase and sale of units of additional limited partner interest (“Units”) in the Partnership, although various informal secondary market services may exist.  Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

On March 31, 2011, the Partnership issued a press release regarding a “mini-tender offer” commenced by MacKenzie Patterson Fuller, LP for up to 2.8% of the Units in the Partnership, including those already owned by the offeror and its affiliates.  The Press Release is attached hereto as Exhibit 99 and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Press Release dated March 31, 2011.

All other Items are not applicable.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL REALTY INVESTORS-IV LIMITED
PARTNERSHIP
(Registrant)

by: C.R.I., Inc.
Managing General Partner

June 21, 2011	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer