Form 10-Q
period 2011-06-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2011-08-26
CIK 740371

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011
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

INDEX TO FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets
	- June 30, 2011 and December 31, 2010	1
	Consolidated Statements of Operations and Accumulated Losses
	- for the three and six months ended June 30, 2011 and 2010	2
	Consolidated Statements of Cash Flows
	- for the six months ended June 30, 2011 and 2010	3
	Notes to Financial Statements
	- June 30, 2011 and 2010	4

Item 2.	Management's Discussion and Analysis of Financial Condition	11
	and Results of Operations

Item 4.	Controls and Procedures	12

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signature		14

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	June 30,	December 31,
	2011	2010

Investments in partnerships	$1,110,918	$1,058,968
Investment in partnerships held for sale or transfer	2,589,786	2,348,551
Cash and cash equivalents	4,006,062	4,359,494
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $51,296 and $50,324, respectively	26,463	27,435
Property purchase costs,
net of accumulated amortization of $74,781 and $74,111, respectively	18,311	18,981
Other assets	324,725	2,911

Total assets	$8,076,265	$7,816,340

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Due on investments in partnerships	$1,340,000	$1,340,000
Accrued interest payable	6,990,431	6,755,717
Accounts payable and accrued expenses	111,924	87,985

Total liabilities	8,442,355	8,183,702

Commitments and contingencies

Partners' capital (deficit):

Capital paid in:
General Partners	2,000	2,000
Limited Partners	73,501,500	73,501,500

	73,503,500	73,503,500

Less:
Accumulated distributions to partners	(23,219,810)	(23,219,810)
Offering costs	(7,562,894)	(7,562,894)
Accumulated losses	(43,086,886)	(43,088,158)

Total partners' capital (deficit)	(366,090)	(367,362)

Total liabilities and partners' capital (deficit)	$8,076,265	$7,816,340

The accompanying notes are an integral part
of these consolidated financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED LOSSES
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Share of income from partnerships	$461,731	$192,291	$708,735	$283,043

Other revenue and expenses:

Revenue:
Interest	3,496	7,642	5,204	13,653

	3,496	7,642	5,204	13,653

Gain on disposition of investment in
partnerships, net of disposition fee	--	554,825	--	1,603,593

Expenses:
General and administrative	83,739	94,455	139,986	200,723
Interest	117,357	165,515	234,714	331,030
Management fee	93,750	93,750	187,500	187,500
Professional fees	33,689	30,750	148,825	139,000
Amortization of deferred costs	821	1,014	1,642	2,027

	329,356	385,484	712,667	860,280

Total other revenue and expenses	(325,860)	(377,842)	(707,463)	(846,627)

Income (loss) before gain on disposition
of investment in partnership	135,871	(185,551)	1,272	(563,584)

Net income	135,871	369,274	1,272	1,040,009

Accumulated losses, beginning of period	(43,222,757)	(49,680,576)	(43,088,158)	(50,351,311)

Accumulated losses, end of period	$(43,086,886)	$(49,311,302)	$(43,086,886)	$(49,311,302)

Net income allocated
to General Partners (1.51%)	$2,052	$5,576	$19	$15,704

Net income allocated
to Initial and Special
Limited Partners (1.49%)	$2,024	$5,502	$19	$15,496

Net income allocated
to Additional Limited Partners (97%)	$131,795	$358,196	$1,234	$1,008.809

Net income per unit of
Additional Limited Partner Interest,
based on 73,337 units outstanding	$1.85	$4.88	$.02	$13.76

The accompanying notes are an integral part
of these consolidated financial statements.

Part I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net income	$1,272	$1,040,009

Adjustments to reconcile net income to net cash
used in operating activities:
Share of income from partnerships	(708,735)	(283,043)
Gain on disposition of investment in partnerships,
net of disposition fees	--	(1,603,593)
Amortization of deferred costs	1,642	2,027

Changes in assets and liabilities:
Decrease in other assets	1,588	--
Increase in accrued interest payable	234,714	331,030
Increase in accounts payable and accrued expenses	23,939	49,097

Net cash used in operating activities	(445,580)	(464,473)

Cash flows from investing activities:
Receipt of distributions from partnerships	92,148	128,932
Proceeds from disposition of investment in partnerships	--	1,133,343
Disposition fee paid to a related party	--	(77,500)

Net cash provided by investing activities	92,148	1,184,775

Net (decrease) increase in cash and cash equivalents	(353,432)	720,302

Cash and cash equivalents, beginning of period	4,359,494	5,660,470

Cash and cash equivalents, end of period	$4,006,062	$6,380,772

Significant non-cash activities:
Distribution receivable included in investment
in partnerships	$323,402	$--

The accompanying notes are an integral part
of these consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors-IV Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in forty-seven Local Partnerships.  As of June 30, 2011, the Partnership retained investments in six Local Partnerships.

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

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of June 30, 2011, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2011 and 2010.  The results of operations for the interim period ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year.

3.           INVESTMENTS IN PARTNERSHIPS

At June 30, 2011 and 2010, the Partnership had limited partnership equity interests in six and seven Local Partnerships, respectively, each of which owns an apartment complex.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

A schedule of the apartment communities owned by the Local Partnerships in which the Partnership is invested is, or has been, provided below:

PROPERTY	CITY	STATE	UNITS
Fairways	Naperville	IL	210
Madison Square	Grand Rapids	MI	133
Mary Allen Tower West	Galesburg	IL	154
Northridge Park	Salinas	CA	104
Pilgrim Tower East	Pasadena	CA	158 (a)
Tradewinds	Traverse City	MI	122
Westport Village	Freeport	IL	121
____________________

(a) Sold in 2010

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At June 30, 2011 and 2010, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

Combined statements of operations for the six and seven Local Partnerships in which the Partnership was invested as of June 30, 2011 and 2010, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the Local Partnership properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	June 30,
	2011				2010

	Equity				Equity
	Method		Suspended		Method		Suspended

Number of Local Partnerships	2	(a)	3	(b)	2	(a)	5	(c)

Revenue:
Rental	$462,745		$1,104,215		$442,950		$1,530,000
Other	44,023		39,655		9,915		58,845

Total revenue	506,768		1,143,870		452,865		1,588,845

Expenses:
Operating	297,214		519,090		242,638		1,017,322
Interest	--		175,767		592		406,179
Depreciation and amortization	47,268		207,418		79,331		337,830

Total expenses	344,482		902,275		322,561		1,761,331

Net income (loss)	$162,286		$241,595		$130,304		$(172,486)

Cash distribution (return of distribution)	$--		$(20,933)		$--		$63,304

Cash distribution recorded
as income	$--		$302,469		$--		$63,304

Partnership's share of Local
Partnership net income	159,262		--		128,987		--

Share of income from partnerships	$461,731				$192,291

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended
	June 30,
	2011				2010
	Equity				Equity
	Method		Suspended		Method		Suspended

Number of Local Partnerships	2	(a)	3	(b)	2	(a)	5	(c)

Revenue:
Rental	$901,614		$2,091,467		$833,757		$3,240,572
Other	75,989		96,733		38,007		114,757

Total revenue	977,603		2,188,200		871,764		3,355,329

Expenses:
Operating	584,428		1,124,107		551,861		2,099,755
Interest	--		351,534		1,183		812,358
Depreciation and amortization	94,536		414,836		158,662		675,661

Total expenses	678,964		1,890,477		711,706		3,587,774

Net income (loss)	$298,639		$297,723		$160,058		$(232,445)

Cash distribution	$--		$415,550		$--		$124,602

Cash distribution recorded as income	$--		$415,550		$--		$124,602

Partnership’s share of Local
Partnership net income	293,185		--		158,441		--

Share of income from partnerships	$708,735				$283,043

____________________

(a)      Mary Allen Tower West; Tradewinds
(b)      Fairway Park; Northridge; Westport Village
(c)      Fairway Park; Madison Square; Northridge; Pilgrim Tower East; Westport Village

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets.  As of June 30, 2011 and 2010, the Partnership's share of cumulative losses to date for three of the six and for five of the seven Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $1,844,648 and $7,022,227, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

b.           Due on investments in partnerships and accrued interest payable

Purchase money notes

The Partnership executed certain purchase money notes payable as part of the acquisition of its equity interests in certain Local Partnerships. The notes are nonrecourse notes secured by a security interest in the Partnership’s interests in the respective Local Partnership.  The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $1,340,000 plus aggregate accrued interest of $6,990,431 as of June 30, 2011, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

Effective July 15, 2010, the Partnership’s interest in Pilgrim Tower East was transferred to the purchase money noteholder and or its affiliates or assignees.

Property	Principal	Date	Disposition

Pilgrim Tower East	$1,450,000 (1)	July 2010	Transfer

(1)  Remaining principal, after a partial payment.

The purchase money note related to the following property matured and has not been paid or extended as of June 30, 2011.

		Accrued Interest
		as of
Property	Principal	June 30, 2011	Maturity

Westport Village (1)	$840,000	$2,991,885	09/01/99

(1)  In receivership.

The remaining purchase money note related to Northridge Park matures in 2025.  As of June 30, 2011, principal and accrued interest balances were $500,000 and $3,998,546, respectively.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
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

Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2011, was $117,357 and $234,714, respectively, and $165,515 and $331,030 for the three and six month periods ended June 30, 2010, respectively.  The accrued interest payable on these purchase money notes of $6,990,431 and $6,755,717 as of June 30, 2011 and December 31, 2010, respectively, is due upon the earliest of:  (i) sale or refinancing of the respective Local Partnership’s rental property; (ii) payment in full of the respective Local Partnerships’ permanent loans; or (iii) maturity.

c.           Assets held for sale or transfer

Westport Village

The mortgage loan encumbering the property associated with the Partnership’s investment in Westport Village is in default.  As of June 30, 2011, Westport Village was in receivership pending a foreclosure sale of the property.  Accordingly, the Partnership’s basis in the Local Partnership, which totaled $0 at both June 30, 2011 and December 31, 2010, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets. There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS – Continued

Mary Allen Tower West

On May 12, 2010, a contract for the sale of the Mary Allen Tower West property was executed.  The agreement has been amended to provide for a closing on or before September 12, 2011. Due to the possible sale of the property related to Mary Allen Tower West, the Partnership’s basis in the Local Partnership of $2,589,786 at June 30, 2011, which includes net unamortized acquisition fees and purchase property costs, which totaled $10,896 as of June 30, 2011, and as of December 31, 2010, has been reclassified to investment in partnerships held for sale or transfer on the accompanying consolidated balance sheet.  There is no assurance that the sale of the property will occur.

Madison Square

As of March 21, 2011, the Local Partnership delivered the Deed in Lieu of Foreclosure to the Michigan State Housing Development Authority in satisfaction of the mortgage.  The transaction is expected to result in no gain or loss on disposition of investment in partnerships for financial statement purposes.

d.           Completed sales

Hale Ohana

On March 15, 2008 the Local Partnership entered into a contract with a third party to sell its property for approximately $3,875,000.  The sale was completed on March 15, 2010.  The sale resulted in gain on disposition of investment in partnerships for financial statement purposes of $1,603,593 in 2010 ($1,048,768 recognized in the period ended March 31, 2010 and $554,825 recognized in the period ended June 30, 2010) and a gain of $2,217,581 for federal tax purposes.  As of June 30, 2011, the Partnership’s share of cash proceeds from sale has been received. In accordance with the terms of the Partnership Agreement, in March 2010, the Managing General Partner was paid a disposition fee or $77,500 related to the sale.  The fee was netted against the related gain on disposition of investment in partnerships.

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

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited)

4.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three and six month periods ended June 30, 2011, the Partnership paid $39,072 and $78,654, respectively, and $43,323 and $91,227 for the three and six month periods ended June 30, 2010, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the three and six month periods ended June 30, 2011, the Partnership paid $29,772 and $50,244, respectively, and $38,700 and $51,983 for the three and six month periods ended June 30, 2010, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended June 30, 2011 and 2010 and $187,500 for each of the six month periods ended June 30, 2011 and 2010.

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

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains three cash accounts with SunTrust Bank.  As of June 30, 2011, the uninsured portion of the cash balances was $1,755,184.

Part I.	FINANCIAL INFORMATION
Item 2.	Mangement's Discussion and Analysis
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

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $4,006,062, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of August 26, 2011, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the six month period ended June 30, 2011, existing cash resources, receipt of distributions from Local Partnerships and sale proceeds received were adequate to support operating cash requirements.  Cash and cash equivalents decreased $353,432 during the six month period ended June 30, 2011, primarily due to ongoing operating costs.

Results of Operations

The Partnership’s net income for the three month period ended June 30, 2011 decreased compared to 2010, primarily due to the gain related to the sale of Hale Ohana in 2010.  The Partnership had net income from continuing operations for the three months ended June 30, 2011 compared to a net loss in 2010 primarily due to the increase in share of income from partnerships and a reduction in interest expense.

Part I.	FINANCIAL INFORMATION
Item 2.	Mangement's Discussion and Analysis
of Financial Condition and Results of Operations - Continued

The Partnership’s net income for the six month period ended June 30, 2011 decreased compared to 2010, primarily due to the gain related to the sale of Hale Ohana in 2010.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2011 did not include losses of $7,568 and $25,109, respectively, compared to excluded losses of $293,891 and $363,656 for the three and six month periods ended June 30, 2010, respectively.

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

No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2011.

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

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedsings

The Partnership is unaware of any pending or outstanding litigation involving it or the underlying investment property of the Local Partnerships in which the Partnership invests that are not of a routine nature arising in the ordinary course of business or that would have a material adverse effect on the business of the Partnership.

Item 3.	Defaults upon Senior Securities

See Note 3.b. of the notes to consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.

Item 5.	Other Information

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2011, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2011.

There is no established market for the purchase and sale of units of limited partner interest (“Units”) in the Partnership, although various informal secondary market services may exist.  Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

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

CAPITAL REALTY INVESTORS-IV LIMITED
PARTNERSHIP
(Registrant)

by: C.R.I., Inc.
Managing General Partner

August 26, 2011	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Account Officer