Form 10-Q
period 2011-09-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2012-01-06
CIK 740371

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011
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

INDEX TO FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets
	- September 30, 2011 and December 31, 2010	1
	Consolidated Statements of Operations and Accumulated Losses
	- for the three and nine months ended September 30, 2011 and 2010	2
	Consolidated Statements of Cash Flows
	- for the nine months ended September 30, 2011 and 2010	3
	Notes to Financial Statements
	- September 30, 2011 and 2010	4

Item 2.	Management's Discussion and Analysis of Financial Condition	13
	and Results of Operations

Item 4.	Controls and Procedures	14

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

Signature		17

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited)

	September 30,	December 31,
	2011	2010

Investments in partnerships	$1,167,391	$1,058,968
Investment in partnerships held for sale or transfer	2,709,281	2,348,551
Cash and cash equivalents	4,099,434	4,359,494
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $51,782 and $50,324, respectively	25,977	27,435
Property purchase costs,
net of accumulated amortization of $75,116 and $74,111, respectively	17,976	18,981
Other assets	529	2,911

Total assets	$8,020,588	$7,816,340

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Due on investments in partnerships	$1,340,000	$1,340,000
Accrued interest payable	7,107,788	6,755,717
Accounts payable and accrued expenses	59,547	87,985

Total liabilities	8,507,335	8,183,702

Commitments and contingencies

Partners' capital (deficit):

Capital paid in:
General Partners	2,000	2,000
Limited Partners	73,501,500	73,501,500

	73,503,500	73,503,500

Less:
Accumulated distributions to partners	(23,219,810)	(23,219,810)
Offering costs	(7,562,894)	(7,562,894)
Accumulated losses	(43,207,543)	(43,088,158)

Total partners' capital (deficit)	(486,747)	(367,362)

Total liabilities and partners' capital (deficit)	$8,020,588	$7,816,340

The accompanying notes are an integral part
of these consolidated financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED LOSSES
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Share of income from partnerships	$175,968	$122,703	$884,703	$237,935

Other revenue and expenses:

Revenue:
Interest	2,485	--	7,689	13,653

Expenses:
General and administrative	57,838	57,944	197,825	258,667
Interest	117,357	81,609	352,071	244,828
Management fee	93,750	93,750	281,250	281,250
Professional fees	29,344	12,213	178,168	151,213
Amortization of deferred costs	821	628	2,463	2,656

	299,110	246,144	1,011,777	938,614

Total other revenue and expenses	(296,625)	(246,144)	(1,004,088)	(924,961)

Loss from operations	(120,657)	(123,441)	(119,385)	(687,026)

Gain on disposition of investment in
partnerships, net of disposition fee	--	--	--	1,603,594

Gain from extinguishment of debt	--	6,368,609	--	6,368,609

Net (loss) income	(120,657)	6,245,168	(119,385)	7,285,177

Accumulated losses, beginning of period	(43,086,886)	(49,311,302)	(43,088,158)	(50,351,311)

Accumulated losses, end of period	$(43,207,543)	$(43,066,134)	$(43,207,543)	$(43,066,134)

Net (loss) income allocated
to General Partners (1.51%)	$(1,822)	$94,302	$(1,803)	$110,006

Net (loss) income allocated
to Initial and Special
Limited Partners (1.49%)	$(1,798)	$93,053	$(1,779)	$108,549

Net (loss) income allocated
to Additional Limited Partners (97%)	$(117,037)	$6,057,813	$(115,803)	$7,066,622

Net (loss) income per unit of
Additional Limited Partner Interest,
based on 73,337 units outstanding	$(1.60)	$82.60	$(1.58)	$96.36

The accompanying notes are an integral part
of these consolidated financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net (loss) income	$(119,385)	$7,285,177

Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Share of income from partnerships	(884,703)	(237,935)
Gain from extinguishment of debt	--	(6,368,609)
Gain on disposition of investment in partnerships,
net of disposition fees	--	(1,603,594)
Amortization of deferred costs	2,463	2,656

Changes in assets and liabilities:
Decrease in other assets	2,382	--
Increase in accrued interest payable	352,071	364,120
(Decrease) increase in accounts payable and accrued expenses	(28,438)	22,709

Net cash used in operating activities	(675,610)	(535,476)

Cash flows from investing activities:
Receipt of distributions from partnerships	415,550	3,161
Proceeds from disposition of investment in partnerships	--	1,688,168
Disposition fee paid to a related party	--	(77,500)

Net cash provided by investing activities	415,550	1,613,829

Cash flows from financing activities:
Distribution paid to Limited Partners	--	(2,200,110)

Net cash used in financing activities	--	(2,200,110)

Net decrease in cash and cash equivalents	(260,060)	(1,121,757)

Cash and cash equivalents, beginning of period	4,359,494	5,660,470

Cash and cash equivalents, end of period	$4,099,434	$4,538,713

The accompanying notes are an integral part
of these consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors-IV Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in forty-seven Local Partnerships.  As of September 30, 2011, the Partnership retained investments in five Local Partnerships.

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

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of September 30, 2011, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2011 and 2010.  The results of operations for the interim period ended September 30, 2011, are not necessarily indicative of the results to be expected for the full year.

3.           INVESTMENTS IN PARTNERSHIPS

At September 30, 2011 and 2010, the Partnership had limited partnership equity interests in five and six Local Partnerships, respectively, each of which owns an apartment complex.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

A schedule of the apartment communities owned by the Local Partnerships in which the Partnership is invested is, or has been, provided below:

PROPERTY	CITY	STATE	UNITS
Fairways	Naperville	IL	210
Madison Square	Grand Rapids	MI	133 (a)
Mary Allen Tower West	Galesburg	IL	154
Northridge Park	Salinas	CA	104
Pilgrim Tower East	Pasadena	CA	158 (b)
Tradewinds	Traverse City	MI	122
Westport Village	Freeport	IL	121
____________________

(a) Deed in lieu of foreclosure on March 21, 2011
(b) Sold in 2010

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At September 30, 2011 and 2010, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

Combined statements of operations for the five and six Local Partnerships in which the Partnership was invested as of September 30, 2011 and 2010, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the Local Partnership properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	September 30,
	2011				2010
	Equity				Equity
	Method		Suspended		Method	Suspended

Number of Local Partnerships	2	(a)	3	(b)	2 (a)	4	(c)

Revenue:
Rental	$420,884		$1,049,851		$411,155	$1,309,694
Other	71,072		66,653		21,024	18,189

Total revenue	491,956		1,116,504		432,179	1,327,883

Expenses:
Operating	265,705		596,274		270,154	949,740
Interest	--		175,767		592	323,608
Depreciation and amortization	47,268		207,418		79,331	259,078

Total expenses	312,973		979,459		350,077	1,532,426

Net income (loss)	$178,983		$137,045		$82,102	$(204,543)

Cash distribution recorded
as income	$--		$--		$--	$42,040

Partnership's share of Local Partnership net income	175,968	--	80,663	--

Share of income from partnerships	$175,968		$122,703

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended
	September 30,
	2011				2010
	Equity				Equity
	Method		Suspended		Method		Suspended

Number of Local Partnerships	2	(a)	3	(b)	2	(a)	4	(c)

Revenue:
Rental	$1,322,497		$3,141,318		$1,244,912		$3,596,528
Other	147,060		163,386		59,031		121,039

Total revenue	1,469,557		3,304,704		1,303,943		3,717,567

Expenses:
Operating	850,133		1,720,381		822,015		2,422,670
Interest	--		527,302		1,775		970,823
Depreciation and amortization	141,803		622,253		237,993		777,235

Total expenses	991,936		2,869,936		1,061,783		4,170,728

Net income (loss)	$477,621		$434,768		$242,160		$(453,161)

Cash distribution	$--		$415,550		$--		$203,833

Cash distribution recorded as income	$--		$415,550		$--		$--

Partnership's share of Local Partnership net income	469,153	--	237,935	--

Share of income from partnerships	$884,703		$237,935

____________________

(a)      Mary Allen Tower West; Tradewinds
(b)      Fairway Park; Northridge; Westport Village
(c)      Fairway Park; Madison Square; Northridge; Westport Village

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective consolidated balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective consolidated statements of operations and as cash receipts on the respective consolidated balance sheets.  As of September 30, 2011 and 2010, the Partnership's share of cumulative losses to date for three of the five and for four of the six Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $1,711,227 and $7,047,450, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

b.           Due on investments in partnerships and accrued interest payable

Purchase money notes

The Partnership executed certain purchase money notes payable as part of the acquisition of its equity interests in certain Local Partnerships. The notes are nonrecourse notes secured by a security interest in the Partnership’s interests in the respective Local Partnership.  The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $1,340,000 plus aggregate accrued interest of $7,107,788 as of September 30, 2011, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

Effective July 15, 2010, the Partnership’s interest in Pilgrim Tower East was transferred to the purchase money noteholder and or its affiliates or assignees.

Property	Principal	Date	Disposition
Pilgrim Tower East	$1,450,000 (1)	July 2010	Transfer

(1)  Remaining principal, after a partial payment.

The purchase money note related to the following property matured and has not been paid or extended as of September 30, 2011.

		Accrued Interest
		as of
Property	Principal	September 30, 2011	Maturity
Westport Village (1)	$840,000	$3,020,965	09/01/99

(1)  In receivership.

The remaining purchase money note related to Northridge Park matures in 2025.  As of September 30, 2011, principal and accrued interest balances were $500,000 and $4,086,823, respectively.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
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

Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2011, was $117,357 and $352,071, respectively, and $81,609 and $244,828 for the three and nine month periods ended September 30, 2010, respectively.  The accrued interest payable on these purchase money notes of $7,107,788 and $6,755,717 as of September 30, 2011 and December 31, 2010, respectively, is due upon the earliest of:  (i) sale or refinancing of the respective Local Partnership’s rental property; (ii) payment in full of the respective Local Partnerships’ permanent loans; or (iii) maturity.

c.           Assets held for sale or transfer

Westport Village

The mortgage loan encumbering the property associated with the Partnership’s investment in Westport Village is in default.  As of September 30, 2011, Westport Village was in receivership pending a foreclosure sale of the property.  Accordingly, the Partnership’s basis in the Local Partnership, which totaled $0 at both September 30, 2011 and December 31, 2010, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets. There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS – Continued

Mary Allen Tower West

On May 12, 2010, a contract for the sale of the Mary Allen Tower West property was executed.  The sale was completed on October 13, 2011. Due to the subsequent sale of the property related to Mary Allen Tower West, the Partnership’s basis in the Local Partnership of $2,709,281 at September 30, 2011, which includes net unamortized acquisition fees and purchase property costs, which totaled $10,896 as of September 30, 2011, and as of December 31, 2010, has been reclassified to investment in partnerships held for sale or transfer on the accompanying consolidated balance sheet.  See Note 7 – Subsequent Event.

d.           Completed sales

Hale Ohana

On March 15, 2008 the Local Partnership entered into a contract with a third party to sell its property for approximately $3,875,000.  The sale was completed on March 15, 2010.  The sale resulted in gain on disposition of investment in partnerships for financial statement purposes of $1,603,594 in 2010 ($1,048,768 recognized in the period ended March 31, 2010 and $554,825 recognized in the period ended September 30, 2010) and a gain of $2,217,581 for federal tax purposes.  As of September 30, 2011, the Partnership’s share of cash proceeds from sale has been received. In accordance with the terms of the Partnership Agreement, in March 2010, the Managing General Partner was paid a disposition fee or $77,500 related to the sale.  The fee was netted against the related gain on disposition of investment in partnerships.

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

Madison Square

As of March 21, 2011, the Local Partnership delivered the Deed in Lieu of Foreclosure to the Michigan State Housing Development Authority in satisfaction of the mortgage.  The transaction resulted in no gain or loss on disposition of investment in partnerships for financial statement purposes.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

4.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three and nine month periods ended September 30, 2011, the Partnership paid $33,516 and $112,170, respectively, and $40,244 and $131,471 for the three and nine month periods ended September 30, 2010, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the three and nine month periods ended September 30, 2011, the Partnership paid $12,580 and $62,823, respectively, and $34,152 and $86,135 for the three and nine month periods ended September 30, 2010, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended September 30, 2011 and 2010 and $281,250 for each of the nine month periods ended September 30, 2011 and 2010.

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

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains three cash accounts with SunTrust Bank.  As of September 30, 2011, the uninsured portion of the cash balances was $1,757,669.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited)

7.           SUBSEQUENT EVENT

On May 12, 2010, Galesburg Housing Partners entered into a Purchase and Sale Agreement with 121 West Simmons Street LLC, an affiliate of the Local Partnership’s managing partner, to sell the Mary Allen West property for three million five hundred thousand dollars ($3,500,000).  On October 13, 2011 Mary Allen West was sold.  The sales proceeds are being held in escrow by the Local Partnership until the expiration of the representations and warranties period provided in the agreement (90 days) at which time the sale proceeds, barring a breach of the representations and warranties, if any, will be distributed to the partners of the Local Partnership in accordance with its Partnership Agreement.  The sale is expected to result in a gain for financial statement purposes of $251,813 and a gain of approximately $2,961,000 for federal tax purposes.  From the sale proceeds, the Partnership is obligated to pay CRI, Inc. a fee in the amount of $70,000 for services provided in connection with the sale of the Mary Allen West property.

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

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in the Partnership’s annual report on Form 10-K at December 31, 2010.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for three Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $4,099,434, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of December 5, 2011, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the nine month period ended September 30, 2011, existing cash resources, receipt of distributions from Local Partnerships and sale proceeds received were adequate to support operating cash requirements.  Cash and cash equivalents decreased $260,060 during the nine month period ended September 30, 2011, primarily due to ongoing operating costs.

Results of Operations

The Partnership had a net loss for the three month period ended September 30, 2011 compared to net income in 2010, primarily due to the gain from extinguishment of debt related to the transfer of the ownership of Pilgrim Tower East in 2010.  The Partnership’s net loss from operations for the three months ended September 30, 2011 decreased compared to 2010 primarily due to an increase in share of income from partnerships partially offset by an increase in interest expense and professional fees.

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations - Continued

The Partnership had a net loss for the nine month period ended September 30, 2011 compared to net income in 2010, primarily due to the gain related to the sale of Hale Ohana and the gain from extinguishment of debt related to the transfer of ownership interests in Pilgrim Tower East in 2010.  The Partnership’s net loss from operations for the nine months ended September 30, 2011 decreased compared to 2010 primarily due to the increase of share of income from partnerships and a reduction in general and administrative expenses, however, interest expense and professional fees increased in 2011 when compared to 2010.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2011 did not include losses of $29,812 and $54,921, respectively, compared to excluded losses of $266,800 and $640,306 for the three and nine month periods ended September 30, 2010, respectively.

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

No other significant changes in the Partnership's operations have taken place during the three month period ended September 30, 2011.

Item 4.	Controls and Procedures

a)           Disclosure Controls and Procedures.

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were not effective as a result of insufficient accounting systems and processes in place to ensure timely reports.  We are currently in the process of the remediation of the weakness in our internal control over financial reporting by the employment of a consultant with the requisite accounting expertise to resolve the above issue and expect to implement changes in the near term.

Part I.	FINANCIAL INFORMATION
Item 4.	Controls and Procedures - Continued

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

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2011, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2011.

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

CAPITAL REALTY INVESTORS-IV
LIMITED PARTNERSHIP
(Registrant)

	by:	C.R.I., Inc.
Managing General Partner

January 6, 2012		by:	/s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer