Form 10-K
period 2011-12-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2012-08-10
CIK 740371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

DOCUMENTS INCORPORATED BY REFERENCE

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

2011 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Page Number
PART I

Item 1.	Business	I-1
Item 2.	Properties	I-5
Item 3.	Legal Proceedings	I-5
Item 4.	Submission of Matters to a Vote of Security Holders	I-5

PART II

Item 5.	Market for the Registrant’s Partnership Interests
	and Related Partnership Matters	II-1
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results or Operations	II-2
Item 8.	Financial Statements	II-7
Item 9.	Changes In and Disagreements With Accountants
	on Accounting and Financial Disclosure	II-7
Item 9A.	Controls and Procedures	II-8
Item 9B.	Other Information	II-10

PART III

Item 10.	Directors and Executive Officers of the Registrant	III-1
Item 11.	Executive Compensation	III-2
Item 12.	Security Ownership of Certain Beneficial Owners and Management	III-2
Item 13.	Certain Relationships and Related Transactions	III-3
Item 14.	Principal Accountant Fees and Services	III-4

PART IV

Item 15.	Exhibits and Financial Statements	IV-1

PART I

ITEM 1.                      BUSINESS

Capital Realty Investors-IV Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983.  On June 13, 1984, the Partnership commenced offering 75,000 units of additional limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner & Smith Incorporated.  The Partnership closed the offering on August 31, 1984, at which time 73,500 units of additional limited partnership interest had become subscribed.  As of December 31, 2011, 163 units of additional limited partner interest had been abandoned.

The General Partners of the Partnership are C.R.I., Inc. (“CRI”), which is the Managing General Partner, and current and former shareholders of CRI.  Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (“Local Partnerships”).  The Partnership originally made investments in 47 Local Partnerships.  As of December 31, 2011, the Partnership retained investments in five Local Partnerships.  Each of these Local Partnerships owns either a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex.  The original objectives of these investments, not necessarily in order of importance, were to:

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

PART I

ITEM 1.                      BUSINESS - Continued

As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 44 (four remaining as of December 31, 2011) Local Partnerships.   As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment.  In another three (one remaining as of December 31, 2011) Local Partnerships which are general partnerships, the Partnership invested as a limited partner in intermediary partnerships which, in turn, invested as general partners in the Local Partnerships.  In all cases, an affiliate of the Managing General Partner of the Partnership is also a general partner of the five Local Partnerships and one intermediary partnership.  The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

The loan encumbering the property associated with the Partnership’s investment in Madison Square is in default.  As of December 31, 2010, the Local Partnership had received notice from the lender of its intent to foreclose on the property.  Accordingly, the Partnership’s basis, which totaled $0 at December 31, 2010 had been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.  (Acquisition fees and property purchase costs totaled $0 at December 31,  2010).  During the year ended December 31, 2011, the property was sold via deed in lieu of foreclosure, and the Local Partnership was dissolved.  At December 31, 2011, the Partnership no longer has a limited partner interest in Madison Square.  The Partnership did not recognize any loss during 2011 from this transaction.

The loan encumbering the property associated with the Partnership’s investment in Westport Village is in default.  The Managing General Partner of the Local Partnership was unable to reach an agreement with the Illinois Housing Development Authority (“IHDA”) to a mortgage restructuring.  IHDA has provided notice of foreclosure sale.  As of December 31, 2011, Westport Village is in receivership pending a foreclosure sale of the property.  Accordingly, the Partnership’s basis in the Local Partnership, which totaled $0 at both December 31, 2011 and December 31, 2010, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.   (Acquisition fees and property purchase costs totaled $0 at both December 31, 2011 and December 31, 2010.)  The Partnership’s non-recourse purchase money notes and accrued interest thereon total $840,000 and $3,050,045, respectively, at December 31, 2011 relating to this property.  The Partnership is not anticipating any loss resulting from the change in ownership.  There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

PART I

ITEM 1.                      BUSINESS

A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2011, follows.

SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
HAS AN INVESTMENT(1)

Name and Location of Apartment Complex	Mortgage Payable at 12/31/11 (2)	Financed and/or Insured and/or Subsidized Under	Number of Rental Units	Units Authorized for Low Income Subsidies	Expiration of HAP Contract
Fairway Park Apts. Naperville, IL	$ 7,834,023	IHDA	210	42	--
Mary Allen West Tower Galesburg, IL (a)	--	--	--	--	--
Northridge Park Salinas, CA	3,106,139	California Housing Finance Agency (CHFA)	104	--	--
Tradewinds Terrace Traverse City, MI	60,516	FHA/236	122	52	04/30/11 (3)
Westport Village Freeport, IL	987,225	IHDA/236	121	--	--
Totals (5 Properties)	$11,987,903		557	94

(a)	The Mary Allen West Tower property was sold on October 31, 2011

(continued)

PART I

ITEM 1.                      BUSINESS - Continued

SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
HAS AN INVESTMENT(1) - Continued

Name and Location of Apartmetn Complex	Units Occupied As Percentage of Total Units As of December 31,					Average Effective Annual Rental Per Unit for the Years Ended December 31,

	2011	2010	2009	2008	2007	2011	2010	2009	2008	2007
Fairway Park Apt. Naperville, IL	93%	85%	83%	92%	97%	$11,601	$10,514	$10,490	$11,228	$11,298
Madison Square Grand Rapids, MI	0%	78%	95%	92%	82%	1,442	6,436	7,803	7,272	6,674
Mary Allen West Tower Galesburg, IL	--	99%	85%	73%	83%	--	6,502	5,377	4,737	5,165
Northridge Park Salinas, CA	92%	95%	92%	95%	95%	12,105	12,269	12,096	12,649	12,349
Tradewinds Terrace Traverse City, MI	98%	97%	96%	97%	96%	6,322	6,182	6,026	5,892	5,764
Westport Village (4) Freeport, IL	74%	73%	72%	77%	75%	4,091	3,843	3,875	4,043	3.932
Totals (6 Properties) (4)	87%	88%	87%	88%	88%	$ 7,112	$ 7,624	$ 7,611	$ 7,637	$7,530

(1)	All properties are multifamily housing complexes. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2)	The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2011.
(3)	The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.
(4)	The totals for the percentage of units occupied and the average annual rental per unit are based on a simple average.
(5)	The Mary Allen West Tower property sold on October 13, 2011.
(6)	The property was sold via deed in lieu of foreclosure during the year ended December 31, 2011. The Partnership no longer holds a limited Partnepartnership interest in the Local Partnership.

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

(b)	As of April 1, 2012, there were approximately 4,272 registered holders of Units in the Partnership.

(c)	On July 30, 2010, the Partnership paid a cash distribution of $2,200,110 ($30 per Unit) to the Limited Partners who were holders of record as of July 1, 2010.

PART II

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in this annual report on Form 10-K at December 31, 2011.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for four Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.  The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  If an asset was determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

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

The Partnership does not consolidate the Partnership's interests in these VIE’s under this guidance, as it is not considered to be the primary beneficiary.  Accounting guidance requires continued reconsideration as to the consideration of the primary beneficiary. The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

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

Tradewinds Terrace has a Section 8 HAP contract which was set to expire on April 30, 2011.  The Section 8 HAP contract covers 52 of the apartment units in Tradewinds Terrace.  On March 1, 2011, the contract was renewed and shall run for a period of 20 years.

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

Financial Condition/Liquidity

As of December 31, 2011, the Partnership had approximately 4,478 investors who held a total of 73,337 units of additional limited partner interest which were originally sold for the aggregate amount of $73,337,000.  The Partnership originally made investments in 47 Local Partnerships, of which five remain as of December 31, 2011.  The Partnership's liquidity, with unrestricted cash resources of $3,962,648 as of December 31, 2011, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of August 10, 2012, there were no material commitments for capital expenditures.

During 2011 and 2010, the Partnership received distributions of $415,550 and $208,163, respectively, from the Local Partnerships.

The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $1,340,000, plus aggregate accrued interest of $7,225,145, as of December 31, 2011, are payable in full upon the earliest of:  (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

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

The purchase money note related to the following property has matured and has not been paid or extended as of August 10, 2012.

		Accrued Interest
		as of
Property	Principal	December 31, 2011	Maturity
Westport Village (1)	$840,000	$3,050,045	09/01/99

(1)  In receivership.

The remaining purchase money note related to Northridge Park matures in 2025.  As of December 31, 2011, principal and accrued interest balances were $500,000 and $4,175,100, respectively.

The Partnership has received notice from IHDA of foreclosure sale of the Westport Village property.  As of December 31, 2011, Westport Village is in receivership. The Partnership’s non-recourse purchase money notes and accrued interest totaled $840,000 and $3,050,045, respectively at December 31, 2011.

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

Of the five Local Partnerships in which the Partnership is invested as of December 31, 2011, the one Local Partnership with an associated purchase money note which has matured, or which matures through December 31, 2011, and which remain unpaid or unextended as of July 27, 2012, represented 0% of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the year ended December 31, 2011, existing cash resources and receipt of distributions from partnerships were adequate to support net cash used in operating and financing activities.  Cash and cash equivalents decreased $396,846 during 2011 primarily due to cash used in operating activities, partially offset by the receipt of distributions from partnerships.  For the years ended December 31, 2011 and December 31, 2010, distributions of $415,550 and $208,163, respectively, were received from Local Partnerships.  The Partnership expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program with the resulting reduction in rental revenues.

On July 30, 2010, the Partnership paid a cash distribution of $2,200,110 ($30 per Unit) to the Limited Partners who were holders of record as of July 1, 2010.

No cash distribution was paid during 2011.

Results of Operations

2011 Versus 2010

The Partnership’s net income for the year ended December 31, 2011, decreased compared to 2010, primarily due to decreases in gain from extinguishment of debt, partially offset by the disposition of an investment in a Local Partnership and decreased interest expense.  The gain in the prior year was related to the transfer of one Local Partnership and the sale of another.  The increase in share of income from partnerships is the result of significant reductions in the distributions from Local Partnerships in 2010, and the sale of the rental property of a Local Partnership in 2011.

PART II

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS - Continued

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the years ended December 31, 2011 and 2010 did not include losses of $0 and $732,225, respectively.  Distributions of $415,550 and $208,163 received from four Local Partnerships during 2011 and 2010, respectively, and for which the Partnership’s carrying value is zero (equity method suspended), were recorded as increases in the Partnership’s share of income from partnerships in the year received.

Inflation

Inflation generally does not impact the fixed rate long-term financing under which the Partnership's real property investments were purchased.  Future inflation could allow for appreciated values of the Local Partnerships' properties over an extended period of time as rental revenues and replacement values gradually increase.

The combined rental revenues for the Partnership’s remaining properties for the two years ended December 31, 2011 and 2010 follow.  Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2010.

	For the years ended December 31,
	2011		2010
Combined Rental Revenue	$5,779,600		$6,560,519
Annual Percentage (Decrease)/increase		(11.9)%		0.5%

ITEM 8.	FINANCIAL STATEMENTS

The information required by this item is contained in Part IV.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
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
ON ACCOUNTING AND FINANCIAL DISCLOSURE - Continued

During the interim period ended September 30, 2010, and through December 22, 2010, neither the Partnership nor anyone on its behalf  has consulted with Reznick regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

During the interim period ended September 30, 2010 and through December 22, 2010, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreements in its reports on the financial statements for such years. During the interim period ended September 30, 2010 and through December 22, 2010, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.  Grant Thornton has furnished a letter addressed to the Securities and Exchange Commission that was included as an exhibit to the Partnership’s Form 8-K, initially filed with the Securities and Exchange Commission on December 28, 2010, stating its agreement with the statements concerning Grant Thornton made in that Form 8-K.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the periods covered by this report, representatives of the General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

The General Partner must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary to the timely filing of the Partnership’s periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership’s inability to file its periodic reports in a timely manner.

Once the Partnership has received the necessary information from the Local Limited Partnerships, the Chief Executive Officer and the Chief Financial Officer believe that the material information required to be disclosed in the Partnership’s periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership’s periodic reports.

PART II

ITEM 9A.	CONTROLS AND PROCEDURES - Continued

Management’s Annual Report on Internal Control over Financial Reporting

The General Partner is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. The internal control process, as it is applicable to the Partnership, was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;
(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Partnership’s receipts and expenditures are being made only in accordance with authorization of the management of the Partnership; and

(3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Representatives of the General Partner assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, the General Partner has concluded that, for the reasons set forth above under “Disclosure Controls and Procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of December 31, 2011.

For purposes of the Securities Exchange Act of 1934, the term “material weakness” is a deficiency, or a combination of deficiencies, in a reporting company’s internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  For the reasons discussed above in this Item 9A, sub-section (a) under the caption “Disclosure Controls and Procedures,” the Partnership’s internal control over financial reporting has not been effective in permitting timely reporting of the Partnership’s financial information.  Accordingly, the management of the Partnership believes that this inability to generate timely reports constitutes a material weakness in its internal control over financial reporting.

Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

William B. Dockser, 75, has been the Chairman of the Board and a Director of CRI since 1974.  Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties.  Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs.  Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts.  He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 65, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989.  Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI.  He is principally responsible for the financial management of CRI and its associated partnerships.  Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing.  Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co.  He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at June 30, 2012.

% of Total
Name and Address	Amount and Nature	Units Issued
of Beneficial Owner	of Beneficial Ownership	and Outstanding

Equity Resource Investments, LLC	18,111 Units	24.64%
& Affiliates
44 Brattle Street
Cambridge, MA 02138

Peachtree Partners & Affiliates	6,551 Units	8.91%
P. O. Box 47638
Phoenix, AZ 85068

(b)	Security ownership of management.

The following table sets forth certain information concerning all Units beneficially owned, as of June 30, 2012, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

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

For the years ended December 31, 2011 and December 31, 2010, the Partnership incurred professional fees for the services of the Partnership’s independent registered public accounting firms Reznick Group P.C. and Grant Thornton as follows:

	2011	2010

Audit fees (1)	$109,500	$38,185
Tax fees (2)	13,000	23,685

Total billed	$122,500	$61,870

(1)
Principally fees for the audit of the Partnership’s annual financial statements, the independent registered public accounting firm’s review of the Partnership’s quarterly financial statements, and services provided in connection with the Partnership’s regulatory filings.

(2)	Fees for preparation of Partnership federal and state tax returns.

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

Grant Thornton was dismissed as the Partnership’s independent registered public accounting firm after the filing of the Partnership’s Form 10-Q for the third quarter of fiscal year 2010. Reznick was engaged as the Partnership’s new independent registered public accounting firm and performed the fiscal 2010 yearend audit. Reznick provided partnership tax return preparation services for the year ended December 31, 2011 and Grant Thornton provided partnership tax return preparation services during the years ended December 31, 2010, which services it was determined did not compromise Reznick’s or Grant Thornton’s independence.

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

CAPITAL REALTY INVESTORS-IV
LIMITED PARTNERSHIP
(Registrant)

August 10, 2012	by:	/s/ William B. Dockser
DATE		William B. Dockser,
Director, Chairman of the Board
and Treasurer
Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 10, 2012	by:	/s/ H. William Willoughby
DATE		H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Financial Statements of Capital Realty Investors-IV Limited Partnership

Report of Independent Registered Public Accounting Firm	IV-5
Consolidated Balance Sheets as of December 31, 2011 and 2010	IV-6
Consolidated Statements of Operations for the Years Ended
December 31, 2011 and 2010	IV-7
Consolidated Statements of Changes in Partners’ Capital (Deficit) for the Years Ended
December 31, 2011 and 2010	IV-8
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2011 and 2010	IV-9
Notes to Consolidated Financial Statements	IV-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Capital Realty Investors- IV Limited Partnership

We have audited the accompanying consolidated balance sheets of Capital Realty Investors - IV Limited Partnership and subsidiary (the Partnership) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in partners’ capital (deficit) , and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors - IV Limited Partnership and subsidiary as of December 31, 2011 and 2010, and the consolidated results of its consolidated operations and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ REZNICK GROUP, P.C.

Bethesda, Maryland
August 10, 2012

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31
	2011	2010

Investments in partnerships	$1,192,336	$1,058,968
Investment in partnerships held for sale or transfer	4,767,709	2,348,551
Cash and cash equivalents	3,962,648	4,359,494
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $39,866 and $70,990, respectively	25,491	27,435
Property purchase costs,
net of accumulated amortization of $67,924 and $42,764, respectively	17,641	18,981
Other assets	-	2,911

Total assets	$9,965,825	$7,816,340

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Due on investments in partnerships	$1,340,000	$1,340,000
Accrued interest payable	7,225,145	6,755,717
Accounts payable and accrued expenses	206,365	87,985

Total liabilities	8,771,510	8,183,702

Commitments and contingencies

Partners' deficit

Capital paid-in:
General Partners	2,000	2,000
Limited Partners	73,501,500	73,501,500

	73,503,500	73,503,500

Less:
Accumulated distributions to partners	(23,219,810)	(23,219,810)
Offering costs	(7,562,894)	(7,562,894)
Accumulated losses	(41,526,481)	(43,088,158)

Total partners' capital (deficit)	1,194,315	(367,362)

Total liabilities and partners' capital	$9,965,825	$7,816,340

The accompanying notes are the integral part
of these financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2011	2010

Share of income from partnerships	$2,968,076	$743,855

Other revenue and expenses

Revenue:
Gain from extinguishment of debt	-	6,368,609
Loss on disposition of property, net of
disposition fee	(70,000)	-
Gain on disposition of investment in
partnerships, net of disposition fee	-	1,603,594
Interest	8,630	-
	(61,370)	7,972,203
Expenses:
Interest	469,428	560,519
Management fee	375,000	375,000
General and administrative	235,682	322,512
State tax	60,797	-
Professional fees	200,838	191,397
Amortization of deferred costs	3,284	3,477
	1,345,029	1,452,905

Total other revenue and (expenses)	(1,406,399)	6,519,298

Net income	$1,561,677	$7,263,153

Net income allocated to General Partners (1.51%)	$23,581	$109,674

Net income allocated to Initial and
Special Limited Partners (1.49%)	$23,269	$108,221

Net income allocated to Additional Limited
Partners (97%)	$1,514,827	$7,045,258

Net income per unit of Additional Limited Partner
Interest based on 73,337 units outstanding	$20.66	$96.07

The accompanying notes are the integral part
of these financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

		Initial and
		special	Additional
	General	Limited	Limited
	Partners	Partners	Partners	Total

Partners' (deficit) capital, January 1, 2010	$(804,471)	$(801,738)	$(3,824,196)	$(5,430,405)

Net income	109,674	108,221	7,045,258	7,263,153

Distribution of $30 per Unit
of Additional Limited Partner Interest	-	-	(2,200,110)	(2,200,110)

Partners' (deficit) capital, December 31, 2010	(694,797)	(693,517)	1,020,952	(367,362)

Net income	23,581	23,269	1,514,827	1,561,677

Partners' (deficit) capital, December 31 2011	$(671,216)	$(670,248)	$2,535,779	$1,194,315

The accompanying notes are the integral part
of these financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2011	2010

Cash flows from operating activities:
Net income	$1,561,677	$7,263,153

Adjustments to reconcile net income to net cash
used in operating activities:
Share of income from partnerships	(2,968,076)	(743,855)
Gain from extinguishment of debt	-	(6,368,609)
Gain on disposition of investment in partnerships
net of fees	-	(1,603,594)
Loss on disposition of property net of disposition fee	70,000	-

Amortization of deferred costs	3,284	3,477

Changes in assets and liabilities:
Decrease (increase) in other assets	2,911	(2,911)
Increase in accrued interest payable	469,428	474,810
Increase in accounts payable and accrued expenses	48,380	57,832

Net cash used in operating activities	(812,396)	(919,697)

Cash flows from investing activities:
Receipt of distributions from partnerships	415,550	208,163
Proceeds from disposition of investment in partnerships	-	1,688,168
Disposition fee paid	-	(77,500)

Net cash provided by investing activities	415,550	1,818,831

Cash flows from financing activities:
Distributions to Additional Limited Partners	-	(2,200,110)

Net cash used in financing activities	-	(2,200,110)

Net decrease in cash and cash equivalents	(396,846)	(1,300,976)

Cash and cash equivalents, beginning of year	4,359,494	5,660,470

Cash and cash equivalents, end of year	$3,962,648	$4,359,494

Disposition fee included in accounts payable and accrued expenses	$70,000	$-

The accompanying notes are the integral part
of these financial statements

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

The Partnership sold 73,500 units at $1,000 per unit of additional limited partner interest through a public offering.  The offering period was terminated on August 31, 1984.  As of December 31, 2011, 163 units of additional limited partner interest had been abandoned.

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

1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

The Partnership does not consolidate the Partnership's interests in these VIE’s under this guidance, as it is not considered to be the primary beneficiary.  Accounting guidance requires continued reconsideration as to the consideration of the primary beneficiary. The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

The Partnership’s balance in investment in Local Partnerships represents its maximum exposure to loss.  The Partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners.

e.           Investments in and advances to partnerships

The Partnership’s investment in Local Partnerships is considered to be variable interest entities (VIEs) because the owners of the equity at risk in these entities do not have the power to direct their operations. However, the Partnership is not considered the primary beneficiary of the Local Partnerships since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  Therefore, and because the Partnership is a limited partner in the Local Partnerships, the Partnership accounts for the investment in its Local Partnerships using the equity method of accounting.  Under the equity method, the initial investment is recorded at cost, increased or decreased by the Partnership’s share of income or losses, and decreased by distributions received and syndication costs.  The investment balance cannot be reduced below zero.  After the investment account is reduced to zero, receivables due from the Local Partnership are decreased by the Partnership’s share of losses.  Distributions received after the investment account is reduced to zero are recorded as income.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

As of December 31, 2011 and 2010, the Partnership's share of cumulative losses for three and six of the Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $1,441,170 and $7,237,563, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.  The Partnership’s carrying value is zero and the equity method has been suspended for the following three Local Partnerships as of December 31, 2011: Fairway Park, Northridge, and Westport Village.  As of December 31, 2010, the equity method had been suspended for the following four Local Partnerships: Fairway Park, Northridge, Westport Village and Madison Square. Distributions of $415,550 and $208,163 received from two and three Local Partnerships during 2011 and 2010, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

f.           Deferred Costs

Acquisition Fees and Property Purchase Costs incurred for services rendered to acquire the Local Partnerships are amortized over 40 years using the straight-line method, beginning upon commencement of operations of the Local Partnerships.  The Partnership regularly assesses deferred costs for the existence of impairment in conjunction with the assessment of its investment in Local Partnerships. Amortization expense for the years ended December 31, 2011 and 2010 was $3,284 and $3,477, respectively.  Estimated amortization expense for each of the ensuing years through December 31, 2016 is $3,284.

g.           Investment in partnerships held for sale or transfer

When investments are reclassified to investment in partnerships held for sale or transfer, amortization of the acquisition fees and property purchase costs are discontinued.  Assets held for sale or transfer are recorded at the lower of the carrying amount or expected sales price less costs to sell.

h.           Cash and cash equivalents

Cash and cash equivalents consist of money market funds, time and demand deposits and repurchase agreements with original maturities of three months or less.  Interest income is recognized as earned.

i.           Income taxes

The Partnership has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes.  Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership.  Accordingly, the partnership is not required to take any tax positions in order to qualify as a pass-through entity.  The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities.  Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

j.           Use of estimates

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

k.         Fair Value of Financial Instruments

The Financial Accounting Standards Board Accounting Standards Codification establishes a hierarchy for inputs used in measuring fair value as follows:

1.	Level 1 Inputs – quoted priced in active markets for identical assets and liabilities.
2.	Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities.
3.	Level 3 Inputs – unobservable inputs.

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

l.           Impairment analysis

The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  Impairment for investments in partnerships is determined by review of the performance of the underlying asset and expected proceeds from the sale of the investment.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss. Impairment loss for the years ended December 31, 2011 and 2010 totaled $216,940 and is included in share of income from partnerships on the consolidated statements of operations.

m.           Allocation of net income (loss)

Net income (loss) is allocated based on respective partnership interest or units outstanding.  The Partnership has no dilutive interests.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

n.           Debt Extinguishment

From time to time, the Partnership transfers its interests in certain equity investments to its purchase money noteholders in satisfaction of notes payable.  The Partnership records a gain on extinguishment of debt for the difference between the book value of the investment being transferred and the book value of the debt and associated acquisition fees and property purchase costs.

o.           Subsequent events

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

p.           Recent accounting pronouncements

In May 2009, the FASB issued guidance addressing the accounting for and disclosure requirements of events or transactions that occur after the balance sheet date, but before the financial statements are issued.  The Partnership adopted the guidance as of June 30, 2009 as it was effective for interim and annual periods ending after June 15, 2009.  The adoption did not have a significant impact on the subsequent that the Partnership reports, either through recognition or disclosure, in the consolidated financial statements.  In February 2010, however, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance.  This amendment was effective immediately and therefore the Partnership did not include the disclosure in this form 10-K.

In June 2009, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The amended guidance modifies the consolidation model to one based on control and economics, and replaces the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on January 1, 2010 did not have a material effect on the Partnership’s financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS

a.           Due on investments in partnerships and accrued interest payable

As of December 31, 2011 and 2010, the Partnership held limited partner interests in six Local Partnerships which were organized to develop, construct, own, maintain and operate rental apartment properties.  The remaining amounts due on investments in the Local Partnerships follow.

	December 31,
	2011	2010

Purchase money notes due in:
1999	$840,000	$840,000

2025	500,000	500,000

Subtotal	1,340,000	1,340,000

Accrued interest payable	7,225,145	6,755,717

Total	$8,565,145	$8,095,717

The remaining purchase money notes have stated interest rates ranging from 8.17% to 9.00%, of which Northridge Park compounds annually and Westport Village has simple interest.  The purchase money notes are non-recourse, but their terms provide for payment in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

Effective July 15, 2010, the Partnership’s interest in Pilgrim Tower East was transferred to the purchase money noteholder and or its affiliates or assignees.

Property	Principal	Date	Disposition
Pilgrim Tower East	$1,450,000 (1)	July 2010	Transfer

(1)       Remaining principal, after a partial payment.

The purchase money note related to the following property has matured and has not been paid or extended as of August 10, 2012.

		Accrued Interest
		as of
Property	Principal	December 31, 2011	Maturity
Westport Village (1)	$840,000	$3,050,045	09/01/99

(1)       In receivership.

The remaining purchase money note related to Northridge Park matures in 2025.  As of December 31, 2011, principal and accrued interest balances were $500,000 and $4,175,100, respectively.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS  - Continued

The Partnership has received notice from IHDA of foreclosure sale of the Westport Village property.  As of December 31, 2011, Westport Village is in receivership. The Partnership’s non-recourse purchase money notes and accrued interest totaled $840,000 and $3,050,045, respectively at December 31, 2011.  The Partnership is not anticipating any loss resulting from the change in ownership.

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

Of the five Local Partnerships in which the Partnership is invested as of December 31, 2011, the one Local Partnership with an associated purchase money note which has matured, or which matures through December 31, 2011, and which remain unpaid or unextended as of August 10, 2012, represented 0% of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

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

Interest expense on the Partnership's purchase money note for the years ended December 31, 2011 and  2010, was $469,428 and $560,519, respectively.  The accrued interest payable on the purchase money notes of $7,225,145 and $6,755,717 as of December 31, 2011 and 2010, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

The mortgage loan encumbering the property associated with the Partnership’s investment in Westport Village is in default.  The Managing General Partner of the Local Partnership was unable to reach an agreement with IHDA to a mortgage restructuring.  IHDA has provided notice of foreclosure sale of the property.  As of December 31, 2011, Westport Village is in receivership.

Due to the impending foreclosure, the Partnership’s basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $0 at both December 31, 2011 and December 31, 2010, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.  The Partnership’s non-recourse purchase money notes and accrued interest thereon total $840,000 and $3,050,045, respectively, at December 31, 2011 relating to this property.  There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

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

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS – Continued

b.           Interests in profits, losses and cash distributions made by Local Partnerships

The Partnership has a 96.00% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the “Agencies”) of each Local Partnership.  An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invested in the Local Partnership.  As stipulated by the Local Partnerships’ partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any.  During 2011 and 2010, the Partnership received cash distributions from rental operations of the Local Partnerships totaling $415,550 and $208,163, respectively.  As of December 31, 2011 and 2010, three and two of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $864,504 and $530,200, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

c.           Assets held for sale or transfer

 Mary Allen West Tower

On October 13, 2011, the Mary Allen West Tower property was sold.  At December 31, 2011, the Partnership still has a limited partner interest in the Local Partnership.  The investment balance at December 31, 2011 was $4,767,709.  This represents the proceeds the Partnership received from the sale of the property.  The proceeds were received on February 22, 2012.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

Accordingly, the Partnership has recognized an impairment loss of $216,940 for the year ended December 31, 2011.  This represents the difference of the investment balance at December 31, 2011 of $4,973,753 and the proceeds received of $4,767,709, which totals $206,044 and the net unamortized acquisition fees and property purchase costs of $10,896. The impairment loss of $216,940 is included in share of income from partnerships on the accompanying consolidated statements of operations.

From the sale proceeds, the Partnership is obligated to pay CRI, Inc. a fee in the amount of $70,000 for services provided in connection with the sale of the Mary Allen West Tower  property.  At December 31, 2011 this fee has been accrued and is included in accounts payable and accrued expenses on the accompanying consolidated balance sheets.

Westport Village

See Note 2.a., above.

d.           Completed sales

Madison Square

On May 7, 2008, the Local Managing General Partner signed a contract to sell the property related to Madison Square, Ltd. Dividend Housing Associates (Madison Square) to a non-profit organization. The potential purchaser of the property defaulted on the contract.  The mortgage loan encumbering the property associated with the Partnership’s investment in Madison Square is in default.  During the year ended December 31, 2011, The Michigan State Housing Development Authority has sold the property via deed in lieu of foreclosure.  The Partnership’s basis in this Local Partnership was $0 at both December 31, 2011 and 2010. Acquisition fees and property purchase costs totaled $0 at both December 31, 2011 and 2010.  As of December 31, 2011, the Local Partnership was dissolved, and the Partnership no longer holds a limited partner interest in Madison Square.  The Partnership did not recognize any loss during 2011 from this transaction.

Hale Ohana

On March 15, 2008 the Local Partnership entered into a contract with a third party to sell its property for approximately $3,875,000.  The sale was completed on March 15, 2010.  The sale resulted in gain on disposition of investment in partnerships for financial statement purposes of $1,603,594 in 2010 ($1,048,768 recognized in the period ended March 31, 2010 and $554,825 recognized in the period ended September 30, 2010) and a gain of $2,217,581 for federal tax purposes.  As of December 31, 2011, the Partnership’s share of cash proceeds from sale has been received. In accordance with the terms of the Partnership Agreement, in March 2010, the Managing General Partner was paid a disposition fee or $77,500 related to the sale.  The fee was netted against the related gain on disposition of investment in partnerships.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

Pilgrim Tower East

See Note 2.a., above.

e.           Summarized financial information

Combined balance sheets and combined statements of operations for the six Local Partnerships in which the Partnership is invested as of December 31, 2011, follow.  The information is presented separately for two Local Partnerships which have investment basis (equity method), and for three Local Partnerships for which the Partnership’s carrying value is zero (equity method suspended).

COMBINED BALANCE SHEETS
December 31, 2011

	Equity
	Method		Suspended		Total

Number of Local Partnerships	2	(a)	3	(b)	5

Rental property, at cost, net of accumulated
depreciation of $2,742,918 and $23,232,543,
respectively	$710,424		$3,481,864		$4,192,288
Land	176,923		2,912,649		3,089,572
Other assets	5,334,742		2,529,541		7,864,283

Total assets	$6,222,089		$8,924,054		$15,146,143

Mortgage notes payable	$60,516		$11,927,387		$11,987,903
Other liabilities	90,588		3,160,711		3,251,299
Due to general partners	--		--		--

Total liabilities	151,104		15,088,098		15,239,202

Partners' capital (deficit)	6,070,985		(6,164,044)		(93,059)

Total liabilities and partners' capital	$6,222,089		$8,924,054		$15,146,143
_______________________________
    (a)      Mary Allen West Tower; Tradewinds
    (b)      Fairway Park; Westport Village; Northridge

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS – Continued
COMBINED STATEMENTS OF OPERATIONS
For the year ended December 31, 2011

	Equity
	Method		Suspended		Total

Number of Local Partnerships	2	(a)	3	(b)	5

Revenue:
Rental	$1,589,442		$4,190,158		$5,779,600
Other	2,386,044		211,299		2,597,343

Total revenue	3,975,486		4,401,457		8,376,943

Expenses:
Operating	1,053,431		2,374,368		3.583,910
Interest	--		624,740		624,740
Depreciation and amortization	124,335		665,119		789,454

Total expenses	1,177,766		3,905,989		5,083,755

Net income	$2,797,720		$495,468		$3,293,188

Cash distributions	$--		$415,550		$415,550

Cash distributions recorded as reduction of
Investments in partnerships	$--		$--		$--

Cash distributions recorded as income	$--		$415,550		$415,550

Partnership’s share of Local Partnership
net income	2,769,466		--		2,769,466

Share of income from partnerships	$2,769,466		$415,550		$3,185,016

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
depreciation of $2,618,583 and $22,572,329,
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
_______________________________
    (a)      Mary Allen West Tower; Tradewinds
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

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

f.           Reconciliation of the Local Partnerships' financial statement net income to taxable income

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

A reconciliation of the Local Partnerships' financial statement net income reflected above to taxable income follows.

	December 31,
	2011	2010

Financial statement net income	$3,293,188	$94,283

Differences between financial statement
and tax depreciation, amortization,
and miscellaneous differences	7,333,041	999,699

Taxable income	$10,626,229	$1,093,982

 g.   Investment reconciliation

The following is a reconciliation of investments in partnerships at December 31, 2011 and 2010:

Investments in partnerships at January 1, 2010:	$940,105

Share of income from partnerships	322,696
Distribution from partnerships	(203,833)

Investments in partnerships at December 31, 2010:	1,058,968

Share of income from partnerships	548,918
Distribution from partnerships	(415,550)

Investments in partnerships at December 31, 2011:	$1,192,336

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           INVESTMENTS IN PARTNERSHIPS - Continued

The following is a reconciliation of investments in partnerships held for sale or transfer at December 31, 2011 and 2010:

Investments in partnerships at January 1, 2010:	$1,931,722

Share of income from partnerships	421,159
Distribution from partnerships	(4,330)

Investments in partnerships at December 31, 2010:	2,348,551

Share of income from partnerships	2,636,098
Write off investment due to sale of property	(216,940)

Investments in partnerships at December 31, 2011:	$4,767,709

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

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the years ended December 31, 2011 and 2010, the Partnership paid $161,202 and $168,942, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the years ended December 31, 2011 and 2010, the Partnership paid $75,755 and $105,737, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

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

For each of the years ended December 31, 2011 and 2010, the Partnership paid the Managing General Partner a Management Fee of $375,000.

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

In accordance with the terms of the Partnership Agreement, on October 13, 2012 a disposition fee of $70,000 was accrued, related to the sale of the Mary Allen West property, which was netted against the related loss on disposition of property.

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

As defined in the Partnership Agreement, after the payment of distributions as described in the previous paragraphs, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2011 and 2010.  The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

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

A reconciliation of the Partnership's financial statement net income to taxable income follows.

	For the years ended
	December 31,
	2011	2010

Financial statement net income	$1,561,677	$7,263,153

Adjustments:
Difference between financial statement
net income and taxable income related
to the Partnership's equity in the
Local Partnerships' income or losses	(501,310)	350,128

Costs amortized over a shorter period
for income tax purposes	3,284	3,477

Difference between taxable interest
expense and financial statement
interest expense	99,399	216,987

Differences between financial statement
gain (loss) and tax gain (loss) from
the sale or transfer of properties	8,914,488	1,898,943

Taxable income	$10,077,538	$9,732,688

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash.  The Partnership maintains four cash accounts with one bank. As of December 31, 2011, the uninsured portion of the cash balance was $0.

7.           SIGNIFICANT SUBSIDIARIES

The following Local Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of December 31, 2011 and 2010 or net income (loss) for the years then ended. The following financial information represents the performance of this Local Partnership for the years ended December 31, 2011 and 2010.

Mary Allen West Tower	2011	2010

Total Assets	$4,897,901	$2,417,128
Total Liabilities	$ 10,993	$ 193,214
Revenue	$3,073,333	$1,013,179
Net Income	$2,636,098	$ 425,335