Form 10-Q
period 2012-03-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2012-09-26
CIK 740371

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012
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
Yes ☐                                No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                                                   ☐           Accelerated filer☐
Non-accelerated filer (Do not check if a smaller reporting company)                                                                                                             ☐                   Smaller reporting company☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☒

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets
	- March 31, 2012 and December 31, 2011	1
	Condensed Consolidated Statements of Operations and Accumulated Losses
	- for the three months ended March 31, 2012 and 2011	2
	Condensed Consolidated Statements of Cash Flows
	- for the three months ended March 31, 2012 and 2011	3
	Notes to Condensed Consolidated Financial Statements
	- March 31, 2012 and 2011	4

Item 2.	Management's Discussion and Analysis of Financial Condition	12
	and Results of Operations

Item 4.	Controls and Procedures	14

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 3.	Defaults Upon Senior Securities	14

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signature		16

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31,	December 31,
	2012	2011

Investments in partnerships	$1,225,675	$1,192,336
Investment in partnerships held for sale or transfer	-	4,767,709
Cash and cash equivalents	9,024,617	3,962,648
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $52,754 and $52,268, respectively	25,005	25,491
Property purchase costs,
net of accumulated amortization of $75,786 and $75,451, respectively	17,306	17,641

Total assets	$10,292,603	$9,965,825

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Due on investments in partnerships	$1,340,000	$1,340,000
Accrued interest payable	7,349,714	7,225,145
Accounts payable and accrued expenses	119,556	206,365

Total liabilities	8,809,270	8,771,510

Commitments and contingencies

Partners' capital

Capital paid-in:
General Partners	2,000	2,000
Limited Partners	73,501,500	73,501,500

	73,503,500	73,503,500

Less:
Accumulated distributions to partners	(23,219,810)	(23,219,810)
Offering costs	(7,562,894)	(7,562,894)
Accumulated losses	(41,237,463)	(41,526,481)

Total partners' capital	1,483,333	1,194,315

Total liabilities and partners' capital	$10,292,603	$9,965,825

The accompanying notes are an integral part
of these condensed consolidated financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED LOSSES

(Unaudited)

	For the three months ended
	March 31,
	2012	2011

Share of income from partnerships	$630,393	$247,004

Other revenue and expenses

Revenue:
Interest	1,238	1,708

Expenses:
Interest	124,569	117,357
Management fee	93,750	93,750
General and administrative	50,523	56,247
State filing fee	300	-
Professional fees	72,650	115,136
Amortization of deferred costs	821	821
	342,613	383,311

Total other revenue and (expenses)	(341,375)	(381,603)

Net income (loss)	$289,018	$(134,599)

Accumulated losses, beginning of period	(41,526,481)	(43,008,158)

Accumulated losses, end of period	$(41,237,463)	$(43,222,757)

Net income (loss) allocated to General Partners (1.51%)	$4,364	$(2,032)

Net income (loss) allocated to Initial and
Special Limited Partners (1.49%)	$4,306	$(2,006)

Net income (loss) allocated to Additional Limited Partners (97%)	$280,348	$(130,561)

Net income (loss) per unit of Additional Limited Partner
Interest based on 73,337 units outstanding	$3.82	$(1.78)

The accompanying notes are an integral part
of these condensed consolidated financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$289,018	$(134,599)

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Share of income from partnerships	(630,393)	(247,004)
Amortization of deferred costs	821	821

Changes in assets and liabilities:
Decrease in other assets	-	794
Decrease in accrued interest payable	124,569	117,357
(Decrease) increase in accounts payable and accrued expenses	(16,809)	7,369

Net cash used in operating activities	(232,794)	(255,262)

Cash flows from investing activities:
Receipt of distributions from partnerships	5,364,763	113,081
Disposition fee paid	(70,000)	-

Net cash provided by investing activities	5,294,763	113,081

Net increase (decrease) in cash and cash equivalents	5,061,969	(142,181)

Cash and cash equivalents, beginning of year	3,962,648	4,359,494

Cash and cash equivalents, end of year	$9,024,617	$4,217,313

The accompanying notes are an integral part
of these condensed consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors-IV Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in forty-seven Local Partnerships. As of March 31, 2012, the Partnership retained investments in four Local Partnerships.

The General Partners of the Partnership are C.R.I., Inc. (“CRI”), which is the Managing General Partner, and current and former shareholders of CRI.  Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

2.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q.  Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-K at December 31, 2011.

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of March 31, 2012, and the results of its operations and its cash flows for the three month periods ended March 31, 2012 and 2011.  The results of operations for the interim period ended March 31, 2012, are not necessarily indicative of the results to be expected for the full year.

3.           INVESTMENTS IN PARTNERSHIPS

At March 31, 2012 and 2011, the Partnership had limited partnership equity interests in four and five Local Partnerships respectively, each of which owned an apartment complex.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

A schedule of the apartment communities owned by the Local Partnerships in which the Partnership is invested is provided below:

PROPERTY	CITY	STATE	UNITS
Fairways	Naperville	IL	210
Northridge Park	Salinas	CA	104
Tradewinds	Traverse City	MI	122
Westport Village	Freeport	IL	121

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At March 31, 2012 and 2011, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

Combined statements of operations for the four and five Local Partnerships in which the Partnership was invested as of March 31, 2012 and 2011, respectively, follow.  The combined statements have been compiled based on apportionment of the prior year’s actual operating activity and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2012				2011
	Equity				Equity
	Method	(a)	Suspended	(b)	Method	(c)	Suspended	(b)

Number of Local Partnerships	1		3		2		3

Revenue:
Rental	$192,818		$1,047,540		$438,869		$987,252
Other	32,721		52,825		31,966		57,078

Total revenue	225,539		1,100,365		470,835		1,044,330

Expenses:
Operating	160,773		593,592		287,214		605,017
Interest	--		156,185		--		175,767
Depreciation and amortization	31,084		166,280		47,268		207,418

Total expenses	191,857		916,057		334,482		988,202

Net income	$33,682		$184,308		$136,353		$56,128

Cash distribution	$--		$597,054		$--		$113,081

Cash distribution recorded
as income	--		597,054		--		113,081

Partnership's share of Local	33,339		--		33,339		--
Partneship net income

Share of income from partneships	$630,393				$247,004

____________________

(a)	Tradewinds
(b)	Fairway Park; Northridge; Westport Village
(c)	Mary Allen West Tower; Tradewinds

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective condensed consolidated balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective condensed consolidated statements of operations and as cash receipts on the respective condensed consolidated balance sheets.  As of March 31, 2012 and 2011, the Partnership's share of cumulative losses to date for three of the four and for three of the five Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $1,260,311 and $2,082,434, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying condensed consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

a.           Due on investments in partnerships and accrued interest payable

Purchase money notes

The Partnership executed certain purchase money notes payable as part of the acquisition of its equity interests in certain Local Partnerships. The notes are nonrecourse notes secured by a security interest in the Partnership’s interests in the respective Local Partnership.  The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $1,340,000 plus aggregate accrued interest of $7,349,714 as of March 31, 2012, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

The purchase money note related to the following property matured and has not been paid or extended as of March 31, 2012.

		Accrued Interest
		as of
Property	Principal	March 31, 2012	Maturity
Westport Village (1)	$840,000	$3,079,125	09/01/99

(1) In receivership.

The remaining purchase money note related to Northridge Park matures in 2025.  As of March 31, 2012, principal and accrued interest balances were $500,000 and $4,270,589, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

Interest expense on the Partnership's purchase money notes for the three month period ended March 31, 2012, was $124,569 and $117,357 for the three month period ended March 31, 2011.  The accrued interest payable on these purchase money notes of $7,349,714 and $7,225,145 as of March 31, 2012 and December 31, 2011, respectively, is due upon the earliest of:  (i) sale or refinancing of the respective Local Partnership’s rental property; (ii) payment in full of the respective Local Partnerships’ permanent loans; or (iii) maturity.

b.           Assets held for sale or transfer

Westport Village

The mortgage loan encumbering the property associated with the Partnership’s investment in Westport Village is in default.  As of March 31, 2012, Westport Village was in receivership pending a foreclosure sale of the property.  Accordingly, the Partnership’s basis in the Local Partnership, which totaled $0 at both March 31, 2012 and December 31, 2011, has been reclassified to investment in partnerships held for sale or transfer in the accompanying condensed consolidated balance sheets. There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

c.           Completed sales

Mary Allen West Tower

On October 13, 2011, the Mary Allen West Tower property was sold.  The investment balance at December 31, 2011 was $4,767,709.  This represents the proceeds the Partnership received from the sale of the property.  The proceeds were received on February 22, 2012. The Local Partnership was terminated as of December 31, 2011.

From the sale proceeds, the Partnership is obligated to pay CRI, Inc. a fee in the amount of $70,000 for services provided in connection with the sale of the Mary Allen West Tower property.  At December 31, 2011 this fee had been accrued and was included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. The fee was paid during the three months ended March 31, 2012.

Hale Ohana

On March 15, 2008 the Local Partnership entered into a contract with a third party to sell its property for approximately $3,875,000.  The sale was completed on March 15, 2010.  The sale resulted in gain on disposition of investment in partnerships for financial statement purposes of $1,603,594 in 2010 ($1,048,769 recognized in the period ended March 31, 2010 and $554,825 recognized in the period ended September 30, 2010).  In accordance with the terms of the Partnership Agreement, in March 2010, the Managing General Partner was paid a disposition fee or $77,500 related to the sale.  The fee was netted against the related gain on disposition of investment in partnerships. During the three month period ending June 30, 2012, the Partnership received a distribution of $45,671 relating to the final release of the Local Partnership reserves. As of March 31, 2012, the Local Partnership is in process of termination.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS – Continued

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

d.           Investment Reconciliation

The following is a reconciliation of investments in partnerships at December 31, 2011 and March 31, 2012.

Investments in partnerships at December 31, 2011:	$1,192,336

Share of income from partnerships	630,393
Distribution from Local Partnership	(597,054)

Investments in partnerships at March 31, 2012:	$1,225,675

The following is a reconciliation of investments in partnerships held for sale or transfer at December 31, 2011 and March 31, 2012.

Investments in partnerships held for sale
or transfer at December 31, 2011:	$4,767,709

Distribution from Local Partnership	(4,767,709)

Investments in partnerships held for sale
or transfer at March 31, 2012:	$--

4.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three month periods ended March 31, 2012 and 2011, the Partnership paid $24,266 and $39,582, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

4.           RELATED PARTY TRANSACTIONS – Continued

incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the three month periods ended March 31, 2012 and 2011, the Partnership paid $30,198 and $20,471, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying condensed consolidated statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended March 31, 2012 and 2011.

In accordance with the terms of the Partnership Agreement, in February 2012, the Managing General Partner paid a disposition fee of $70,000 related to the sale of Mary Allen Tower West, which was netted against the related gain on disposition of investment in partnerships.

5.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains four cash accounts with SunTrust Bank.  As of March 31, 2012, the uninsured portion of the cash balances was $1,759,832.

6.           SIGNIFICANT SUBSIDIARIES

The following Local Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of March 31, 2012 and 2011 or net income (loss) for the three-month periods then ended. The following financial information represents the performance of this Local Partnership for the three-month periods ended March 31, 2012 and 2011. The financial information is based on estimates from the audited financial statements of the Local Partnerships at December 31, 2011 and 2010 and these estimates are unaudited.

Tradewinds Terrace	2012	2011
Total Assets	$1,333,958	$1,388,958
Total Liabilities	$97,945	$284,719
Revenue	$225,538	$217,539
Net Income	$33,682	$30,019

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

7.           SUBSEQUENT EVENTS

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes. See footnote 3c for disclosure of a subsequent event related to Hale Ohana.

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

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership’s annual report on Form 10-K at December 31, 2011.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for three Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.  The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

Generally accepted accounting principles (GAAP) in the United States provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements and when it should disclose information about its relationship with a VIE.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

The Partnership does not consolidate the Partnership's interests in these VIE’s under this guidance, as it is not considered to be the primary beneficiary.  Accounting guidance requires continued reconsideration as to the consideration of the primary beneficiary. The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the condensed consolidated statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

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

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $9,024,617, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of September 26, 2012, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the three month period ended March 31, 2012, existing cash resources, receipt of distributions from Local Partnerships and sale proceeds received adequate to support operating cash requirements.  Cash and cash equivalents increased $5,061,969 during the three month period ended March 31, 2012, primarily due to proceeds received from the disposition of Mary Allen West Tower and the distribution received from Fairway Park.

Results of Operations

The partnership recognized net income for the three month period ended March 31, 2012, compared to a net loss in 2011 primarily due to a cash distribution received from Fairway Park.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the three month period ended March 31, 2012 did not include income of $180,853, compared to excluded losses of $17,541 for the three month period ended March 31, 2011.

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

No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2012.

Part I.	FINANCIAL INFORMATION
Item 4.	Controls and Procedures

a)           Disclosure Controls and Procedures.

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met.  Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalents of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were not effective as a result of insufficient accounting systems and processes in place to ensure timely reports.

The Partnership must rely on the Local Limited Partnerships to provide the Partnership with certain information necessary for the timely filing of the Partnership’s periodic reports. Factors in the accounting at the Local Limited Partnerships have caused delays in the provision of such information during past reporting periods, and resulted in the Partnership’s inability to file its periodic reports in a timely manner.

Once the Partnership has received the necessary information from the Local Limited Partnerships, the Partnership’s principal executive officer and principal financial officer believe that the material information required to be disclosed in the Partnership’s periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary for the timely filing of the Partnership’s periodic reports.

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

See Note 3.a. of the notes to condensed consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.

Part II.	OTHER INFORMATION
Item 5.	Other Information

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2012, but not reported, whether or not otherwise required by this Form 10-Q at March 31, 2012.

There is no established market for the purchase and sale of units of additional limited partner interest (“Units”) in the Partnership, although various informal secondary market services may exist.  Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

On March 31, 2012, the Partnership issued a press release regarding a “mini-tender offer” commenced by MacKenzie Patterson Fuller, LP for up to 2.8% of the Units in the Partnership, including those already owned by the offeror and its affiliates.  The Press Release is attached hereto as Exhibit 99 and is incorporated herein by reference.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Press Release dated March 31, 2012.

All other Items are not applicable.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL REALTY INVESTORS-IV
LIMITED PARTNERSHIP
(Registrant)

September 26, 2012	by:	/s/ H. William Willoughby
DATE		H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Acount Officer