Form 10-Q
period 2012-06-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2012-09-27
CIK 740371

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012
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

INDEX TO FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets
	- June 30, 2012 and December 31, 2011	1
	Condensed Consolidated Statements of Operations and Accumulated Losses
	- for the three and six months ended June 30, 2012 and 2011	2
	Condensed Consolidated Statements of Cash Flows
	- for the six months ended June 30, 2012 and 2011	3
	Notes to Condensed Consolidated Financial Statements
	- June 30, 2012 and 2011	4

Item 2.	Management's Discussion and Analysis of Financial Condition	13
	and Results of Operations

Item 4.	Controls and Procedures	15

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 3.	Defaults upon Senior Securities	15

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signature		17

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2012	2011

Investments in partnerships	$1,197,867	$1,192,336
Investment in partnerships held for sale or transfer	-	4,767,709
Cash and cash equivalents	8,899,619	3,962,648
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $53,240 and $52,268 respectively	24,519	25,491
Property purchase costs,
net of accumulated amortization of $76,121 and $75,451 respectively	16,971	17,641

Total assets	$10,138,976	$9,965,825

LIABILITIES AND PARTNERS' CAPITAL

Due on investments in partnerships	$1,340,000	$1,340,000
Accrued interest payable	7,474,283	7,225,145
Accounts payable and accrued expenses	130,093	206,365

Total liabilities	8,944,376	8,771,510

Commitments and contingencies

Partners' capital

Capital paid-in:
General Partners	2,000	2,000
Limited Partners	73,501,500	73,501,500

	73,503,500	73,503,500

Less:
Accumulated distributions to partners	(23,219,810)	(23,219,810)
Offering costs	(7,562,894)	(7,562,894)
Accumulated losses	(41,526,196)	(41,526,481)

Total partners' capital	1,194,600	1,194,315

Total liabilities and partners' capital	$10,138,976	$9,965,825

The accompanying notes are an integral part
of these condensed consolidated financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED LOSSES
(Unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2012	2011	2012		2011

Share of income (loss) from partnerships	$602,585	$708,735		$(27,808)	$461,731

Other revenue and expenses

Revenue:
Interest	3,488	5,204		2,250	3,496
Other Income	45,916	-		45,916	-
	49,404	5,204		48,166	3,496

Expenses:
Interest	249,138	234,714		124,569	117,357
Management fee	187,500	187,500		93,750	93,750
General and administrative	104,311	138,285		53,788	82,338
State tax	300	1,701		-	1,401
Professional fees	108,813	148,825		36,163	33,689
Amortization of deferred costs	1,642	1,642		821	821
	651,704	712,667		309,091	329,356

Total other revenue and (expenses)	(602,300)	(707,463)		(260,925)	(325,860)

Net income (loss)	$285	$1,272		$(288,733)	$135,871

Accumulated losses, beginning of period	(41,526,481)	(43,088,158)		(41,237,463)	(43,222,757)

Accumulated losses, end of period	$(41,526,196)	$(43,086,886)		$(41,526,196)	$(43,086,886)

Net income (loss) allocated to
General Partners (1.51%)	$4	$19	$	(4,360)	$2,052

Net income (loss) allocated to Initial
and Special Limited Partners (1.49%)	$4	$19	$	(4,302)	$2,024

Net income (loss) allocated to
Additional Limited Partners (97%)	$276	$1,234	$	(280,071)	$131,795

Net income (loss) per unit of
Additional Limited Partner Interest
based on 73,337 units outstanding	$0.00	$0.02	$	(3.82)	$1.80

The accompanying notes are an integral part
of these condensed consolidated financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	June 30,
	2012	2011

Cash flows from operating activities:
Net income	$285	$1,272

Adjustments to reconcile net income to net cash
used in operating activities:
Share of income from partnerships	(602,585)	(708,735)
Amortization of deferred costs	1,642	1,642

Changes in assets and liabilities:
Decrease in other assets	-	1,588
Increase in accrued interest payable	249,138	234,714
(Decrease) increase in accounts payable
and accrued expenses	(6,272)	23,939

Net cash used in operating activities	(357,792)	(445,580)

Cash flows from investing activities:
Receipt of distributions from partnerships	5,364,763	92,148
Disposition fee paid	(70,000)	-

Net cash provided by investing activities	5,294,763	92,148

Net increase ( decrease) in cash and cash equivalents	4,936,971	(353,432)

Cash and cash equivalents, beginning of year	3,962,648	4,359,494

Cash and cash equivalents, end of year	$8,899,619	$4,006,062

The accompanying notes are an integral part
of these condensed consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors-IV Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in forty-seven Local Partnerships.  As of June 30, 2012, the Partnership retained investments in four Local Partnerships.

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

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of June 30, 2012, and the results of its operations and its cash flows for the three and six month periods ended June 30, 2012 and 2011.  The results of operations for the interim period ended June 30, 2012, are not necessarily indicative of the results to be expected for the full year.

3.           INVESTMENTS IN PARTNERSHIPS

At June 30, 2012 and 2011, the Partnership had limited partnership equity interests in four and five Local Partnerships, respectively, each of which owns an apartment complex.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

A schedule of the apartment communities owned by the Local Partnerships in which the Partnership is invested is provided below:

PROPERTY	CITY	STATE	UNITS
Fairways	Naperville	IL	210
Northridge Park	Salinas	CA	104
Tradewinds	Traverse City	MI	122
Westport Village	Freeport	IL	121

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At June 30, 2012 and 2011, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

Combined statements of operations for the four and five Local Partnerships in which the Partnership was invested as of June 30, 2012 and 2011, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the Local Partnership properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	June 30,
	2012			2011
	Equity					Equity
	Method	Suspended		Method		Suspended

Number of Local Partnerships	1 (c)	3	(b)	2	(a)	3	(c)

Revenue:
Rental	$162,859	$1,065,718		$462,745		$1,104,215
Other	40,501	64,304		44,023		39,655

Total revenue	203,360	1,130,022		506,768		1,143,870

Expenses:
Operating	200,370	574,178		297,214		519,090
Interest	--	156,185		--		175,767
Depreciation and amortization	31,084	166,280		47,268		207,418

Total expenses	231,454	896,643		344,482		902,275

Net (loss) income	$(28,094)	$233,379		$162,286		$241,595

Cash distribution (return of distribution)	$--	$--		$--			$(20,933)

Cash distribution recorded
as income	$--	$--		$--		$302,469

Partnership's share of Local
Partnership net (loss) income	(27,808)	--		159,262		--

Share of (loss) income from partnerships	$(27,808)			$461,731

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the six months ended
	June 30,
	2012				2011
	Equity				Equity
	Method		Suspended		Method		Suspended

Number of Local Partnerships	1	(c)	3	(b)	2	(a)	3	(b)

Revenue:
Rental	$355,677		$2,113,258		$901,614		$2,091,467
Other	73,221		106,427		75,989		96,733

Total revenue	428,898		2,219,685		977,603		2,188,200

Expenses:
Operating	361,143		1,167,770		584,428		1,124,107
Interest	--		312,370		--		351,534
Depreciation and amortization	62,168		332,560		94,536		414,836

Total expenses	423,311		1,812,700		678,964		1,890,477

Net income	$5,587		$406,985		$298,639		$297,723

Cash distribution	$--		$597,054		$--		$415,550

Cash distribution recorded as income	$--		$597,054		$--		$415,550

Partnership's share of Local
Partnership net income	5,531		--		293,185		--

Share of income from partnershps	$602,585				$708,735

____________________

(a)	Mary Allen West Tower; Tradewinds
(b)	Fairway Park; Northridge; Westport Village
(c)	Tradewinds

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective condensed consolidated balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective condensed consolidated statements of operations and as cash receipts on the respective condensed consolidated balance sheets.  As of June 30, 2012 and 2011, the Partnership's share of cumulative losses to date for three of the four and for three of the five Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $1,042,753 and $1,844,648, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying condensed consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

b.           Due on investments in partnerships and accrued interest payable

Purchase money notes

The Partnership executed certain purchase money notes payable as part of the acquisition of its equity interests in certain Local Partnerships. The notes are nonrecourse notes secured by a security interest in the Partnership’s interests in the respective Local Partnership.  The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $1,340,000 plus aggregate accrued interest of $7,474,283 as of June 30, 2012, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

The purchase money note related to the following property matured and has not been paid or extended as of June 30, 2012.

Property	Principal	Accrued Interest as of June 30, 2012
			Maturity

Westport Village (1)	$840,000	$3,108,205	09/01/99

(1)  In receivership.

The remaining purchase money note related to Northridge Park matures in 2025.  As of June 30, 2012, principal and accrued interest balances were $500,000 and $4,366,078, respectively.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
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

Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2012, was $124,569 and $249,138, respectively, and $117,357 and $234,714 for the three and six month periods ended June 30, 2011, respectively.  The accrued interest payable on these purchase money notes of $7,474,283 and $7,225,145 as of June 30, 2012 and December 31, 2011, respectively, is due upon the earliest of:  (i) sale or refinancing of the respective Local Partnership’s rental property; (ii) payment in full of the respective Local Partnerships’ permanent loans; or (iii) maturity.

c.           Assets held for sale or transfer

Westport Village

The mortgage loan encumbering the property associated with the Partnership’s investment in Westport Village is in default.  As of June 30, 2012, Westport Village was in receivership pending a foreclosure sale of the property.  Accordingly, the Partnership’s basis in the Local Partnership, which totaled $0 at both June 30, 2012 and December 31, 2011, has been reclassified to investment in partnerships held for sale or transfer in the accompanying condensed consolidated balance sheets. There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS – Continued

d.           Completed sales

Mary Allen West Tower

On October 13, 2011, the Mary Allen West Tower property was sold.  At December 31, 2011, the Partnership still had a limited partner interest in the Local Partnership.  The investment balance at December 31, 2011 was $4,767,709.  This represents the proceeds the Partnership received from the sale of the property.  The proceeds were received on February 22, 2012. The Local Partnership was terminated as of December 31, 2011.

From the sale proceeds, the Partnership is obligated to pay CRI, Inc. a fee in the amount of $70,000 for services provided in connection with the sale of the Mary Allen West Tower property.  At December 31, 2011 this fee had been accrued and was included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets. The fee was paid during the three months ended March, 31, 2012.
Hale Ohana

On March 15, 2008 the Local Partnership entered into a contract with a third party to sell its property for approximately $3,875,000.  The sale was completed on March 15, 2011.  The sale resulted in gain on disposition of investment in partnerships for financial statement purposes of $1,603,594 in 2011 ($1,048,768 recognized in the period ended March 31, 2011 and $554,825 recognized in the period ended June 30, 2011). As of June 30, 2012, the Partnership’s share of cash proceeds from sale has been received. In accordance with the terms of the Partnership Agreement, in March 2011, the Managing General Partner was paid a disposition fee or $77,500 related to the sale.  The fee was netted against the related gain on disposition of investment in partnerships. During the three month period ending June 30, 2012, the Partnership received a distribution of $45,671 relating to the final release of the Local Partnership reserves. As of June 30, 2012, the Local Partnership is in the process of termination.

Madison Square

On May 7, 2008, the Local Managing General Partner signed a contract to sell the property related to Madison Square, Ltd. Dividend Housing Associates (Madison Square) to a non-profit organization. The potential purchaser of the property defaulted on the contract.  The mortgage loan encumbering the property associated with the Partnership’s investment in Madison Square is in default.  During the year ended December 31, 2011, The Michigan State Housing Development Authority sold the property via deed in lieu of foreclosure.  The Partnership’s basis in this Local Partnership was $0 at both June 30, 2012 and December 31, 2011. Acquisition fees and property purchase costs totaled $0 at both June 30, 2012 and December 31, 2011 and 2010.  As of December 31, 2011, the Local Partnership was dissolved, and the Partnership no longer holds a limited partner interest in Madison Square.  The Partnership did not recognize any loss during 2012 or 2011 from this transaction.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS – Continued

e.           Investment Reconciliation

The following is a reconciliation of investments in partnerships at December 31, 2011 and June 30, 2012.

Investments in partnerships at December 31, 2011:	$1,192,336

Share of income from partnerships	602,585
Distribution from Local Partnership	(597,054)

Investments in partnerships at June 30, 2012:	$1,197,867

The following is a reconciliation of investments in partnerships held for sale or transfer at December 31, 2011 and June 30, 2012.

Investments in partnerships held for sale
or transfer at December 31, 2011:	$4,767,709

Distribution from Local Partnership	(4,767,709)

Investments in partnerships held for sale
or transfer at June 30, 2012:	$--

4.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three and six month periods ended June 30, 2012, the Partnership paid $29,899 and $54,165, respectively, and $39,072 and $78,654 for the three and six month periods ended June 30, 2011, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the three and six month periods ended June 30, 2012, the Partnership paid $23,689 and $53,888, respectively, and $29,772 and $50,244 for the three and six month periods ended June 30, 2011, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying condensed consolidated statements of operations as general and administrative expenses.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited)

4.           RELATED PARTY TRANSACTIONS - Continued

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended June 30, 2012 and 2011 and $187,500 for each of the six month periods ended June 30, 2012 and 2011.

In accordance with the terms of the Partnership Agreement, in February 2012, the Managing General Partner paid a disposition fee of $70,000 related to the sale of Mary Allen West Tower, which was netted against the related gain on disposition of investment in partnerships.

5.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains four cash accounts with SunTrust Bank.  As of June 30, 2012, the uninsured portion of the cash balances was $1,762,083.

6.           SIGNIFICANT SUBSIDIARIES

The following Local Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of June 30, 2012 and 2011 or net income (loss) for the six-month periods then ended. The following financial information represents the performance of this Local Partnership for the six-month periods ended June 30, 2012 and 2011. The combined statements have been compiled from the information supplied by the management agents of the Local Partnership properties and are unaudited.

Tradewinds Terrace	2012	2011
Total Assets	$1,358,573	$1,430,590
Total Liabilities	$99,478	$238,952
Revenue	$428,898	$453,063
Net Income	$5,588	$52,481

Part I.	FINANCIAL INFORMATION
Item 2.	Management's Discussion and Analysis
of Financial Condition and Results of Operations

The Management's Discussion and Analysis of Financial Condition and Results of Operations section is based on the condensed consolidated financial statements, and contains information that may be considered forward looking, including statements regarding the effect of governmental regulations.  Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of factors including national and local economic conditions, the general level of interest rates, governmental regulations affecting the Partnership and interpretations of those regulations, the competitive environment in which the Partnership operates, and the availability of working capital.

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

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $8,899,619, along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.  As of September 27, 2012, there were no material commitments for capital expenditures.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the six month period ended June 30, 2012, existing cash resources, receipt of distributions from Local Partnerships and sale proceeds received were adequate to support operating cash requirements.  Cash and cash equivalents increased $4,936,971 during the six month period ended June 30, 2012, primarily due to sale proceeds received from the disposition of Mary Allen West Tower and the distribution received from Fairway Park.

Results of Operations

The Partnership experienced a net loss for the three month period ended June 30, 2012 compared to net income in 2011, primarily due to a decrease in the share of income from partnerships.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2012 did not include income of $217,564 and $398,417, respectively, compared to excluded losses of $7,568 and $25,109 for the three and six month periods ended June 30, 2011, respectively.

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

No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2012.

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

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2012, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2012.

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

CAPITAL REALTY INVESTORS-IV
LIMITED PARTNERSHIP
(Registrant)

September 27, 2012	by:	/s/ H. William Willoughby
DATE		H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Acount Officer