Form 10-Q
period 2012-09-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2012-11-09
CIK 740371

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012
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

INDEX TO FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

		Page

Part I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets
	- September 30, 2012 and December 31, 2011	1
	Condensed Consolidated Statements of Operations and Accumulated Losses
	- for the three and nine months ended September 30, 2012 and 2011	2
	Condensed Consolidated Statements of Cash Flows
	- for the nine months ended September 30, 2012 and 2011	3
	Notes to Condensed Consolidated Financial Statements
	- September 30, 2012 and 2011	4

Item 2.	Management's Discussion and Analysis of Financial Condition	14
	and Results of Operations

Item 4.	Controls and Procedures	16

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 3.	Defaults upon Senior Securities	16

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signature		18

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,	December 31,
	2012	2011

Investments in partnerships	$1,200,632	$1,192,336
Investment in partnerships held for sale or transfer	-	4,767,709
Cash and cash equivalents	8,863,783	3,962,648
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $53,726 and $52,268 respectively	24,033	25,491
Property purchase costs,
net of accumulated amortization of $76,456 and $75,451 respectively	16,636	17,641

Total assets	$10,105,084	$9,965,825

LIABILITIES AND PARTNERS' CAPITAL

Due on investments in partnerships	$1,340,000	$1,340,000
Accrued interest payable	7,598,852	7,225,145
Accounts payable and accrued expenses	137,069	206,365

Total liabilities	9,075,921	8,771,510

Commitments and contingencies

Partners' capital

Capital paid-in:
General Partners	2,000	2,000
Limited Partners	73,501,500	73,501,500

	73,503,500	73,503,500

Less:
Accumulated distributions to partners	(23,219,810)	(23,219,810)
Offering costs	(7,562,894)	(7,562,894)
Accumulated losses	(41,691,633)	(41,526,481)

Total partners' capital	1,029,163	1,194,315

Total liabilities and partners' capital	$10,105,084	$9,965,825

The accompanying notes are an integral part
of these condensed consolidated financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED LOSSES
(Unaudited)

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2012	2011	2012	2011

Share of income from partnerships	$782,530	$884,703	$179,945	$175,968

Other revenue and expenses

Revenue:
Interest	7,733	7,689	4,245	2,485
Other Income	50,916	-	5,000	-
	58,649	7,689	9,245	2,485

Expenses:
Interest	373,707	352,071	124,569	117,357
Management fee	281,250	281,250	93,750	93,750
General and administrative	177,153	188,060	72,842	49,774
State tax	300	9,765	-	8,064
Professional fees	171,458	178,169	62,645	29,344
Amortization of deferred costs	2,463	2,463	821	821
	1,006,331	1,011,777	354,627	299,110

Total other revenue and (expenses)	(947,682)	(1,004,088)	(345,382)	(296,625)

Net loss	$(165,152)	$(119,385)	$(165,437)	$(120,657)

Accumulated losses, beginning of period	(41,526,481)	(43,088,158)	(41,526,196)	(43,086,886)

Accumulated losses, end of period	$(41,691,633)	$(43,207,543)	$(41,691,633)	$(43,207,543)

Net loss allocated to General Partners (1.51%)	$(2,494)	$(1,803)	$(2,499)	$(1,822)

Net loss allocated to Initial and
Special Limited Partners (1.49%)	$(2,461)	$(1,779)	$(2,465)	$(1,798)

Net loss allocated to
Additional Limited Partners (97%)	$(160,197)	$(115,803)	$(160,474)	$(117,037)

Net loss per unit of Additional Limited Partner
Interest based on 73,337 units outstanding	$(2.18)	$(1.58)	$(2.19)	$(1.60)

The accompanying notes are an integral part
of these condensed consolidated financial statements.

Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(165,152)	$(119,385)

Adjustments to reconcile net income to net cash
used in operating activities:
Share of income from partnerships	(782,530)	(884,703)
Amortization of deferred costs	2,463	2,463

Changes in assets and liabilities:
Decrease in other assets	-	2,382
Increase in accrued interest payable	373,707	352,071
Increase (decrease) in accounts payable
and accrued expenses	704	(28,438)

Net cash used in operating activities	(570,808)	(675,610)

Cash flows from investing activities:
Receipt of distributions from partnerships	5,541,943	415,550
Disposition fee paid	(70,000)	-

Net cash provided by investing activities	5,471,943	415,550

Net increase (decrease) in cash and cash equivalents	4,901,135	(260,060)

Cash and cash equivalents, beginning of year	3,962,648	4,359,494

Cash and cash equivalents, end of year	$8,863,783	$4,099,434

The accompanying notes are an integral part
of these condensed consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

1.           ORGANIZATION

Capital Realty Investors-IV Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983.  The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in forty-seven Local Partnerships.  As of September 30, 2012, the Partnership retained investments in four Local Partnerships. These consolidated financial statements include the accounts of one intermediary limited partnership which has invested in one Local Partnership.

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

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of September 30, 2012, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 2012 and 2011.  The results of operations for the interim period ended September 30, 2012, are not necessarily indicative of the results to be expected for the full year.

3.           INVESTMENTS IN PARTNERSHIPS

At September 30, 2012 and 2011, the Partnership had limited partnership equity interests in four and five Local Partnerships, respectively, each of which owns an apartment complex.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

A schedule of the apartment communities owned by the Local Partnerships at September 30, 2012 in which the Partnership is invested is provided below:

PROPERTY	CITY	STATE	UNITS
Fairways	Naperville	IL	210
Northridge Park	Salinas	CA	104
Tradewinds	Traverse City	MI	122
Westport Village	Freeport	IL	121

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At September 30, 2012 and 2011, all such capital contributions had been paid to the Local Partnerships.

a.           Summarized financial information

Combined statements of operations for the four and five Local Partnerships in which the Partnership was invested as of September 30, 2012 and 2011, respectively, follow.  The combined statements have been compiled from information supplied by the management agents of the Local Partnership properties and are unaudited.  The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended).  Appended after the combined statements is information concerning the Partnership’s share of income from partnerships related to cash distributions recorded as income, and related to the Partnership’s share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	September 30,
	2012				2011
	Equity				Equity
	Method		Suspended		Method	Suspended

Number of Local Partnerships	1	(c)	3	(b)	2 (a)	3	(b)

Revenue:
Rental	$177,839		$1,075,362		$420,884	$1,049,851
Other	36,611		67,306		71,072	66,653

Total revenue	214,450		1,142,668		491,956	1,116,504

Expenses:
Operating	180,572		579,000		265,705	596,274
Interest	--		156,185		--	175,767
Depreciation and amortization	31,083		166,280		47,268	207,418

Total expenses	211,655		901,465		312,973	979,459

Net income	$2,795		$241,203		$178,983	$137,045

Cash distribution	$--		$177,180		$--	$--

Cash distribution recorded
as income	$--		$177,180		$--	$--

Partnership's share of Local
Partnership net income	2,765		--		175,968	--

Share of income from partnerships	$179,945				$175,968

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended
	September 30,
	2012				2011
	Equity				Equity
	Method		Suspended		Method		Suspended

Number of Local Partnerships	1	(c)	3	(b)	2	(a)	3	(b)

Revenue:
Rental	$533,516		$3,188,620		$1,322,497		$3,141,318
Other	109,831		173,733		147,060		163,386

Total revenue	643,347		3,362,353		1,469,557		3,304,704

Expenses:
Operating	541,715		1,746,770		850,133		1,720,381
Interest	--		468,555		--		527,302
Depreciation and amortization	93,251		498,839		141,803		622,253

Total expenses	634,966		2,714,164		991,936		2,869,936

Net income	$8,381		$648,189		$477,621		$434,768

Cash distribution	$--		$774,234		$--		$415,550

Cash distribution recorded as income	$--		$774,234		$--		$415,550

Partnership’s share of Local
Partnership net income	8,296		--		469,153		--

Share of income from partnerships	$782,530				$884,703

____________________

(a)	Mary Allen West Tower; Tradewinds
(b)	Fairway Park; Northridge; Westport Village
(c)	Tradewinds

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective condensed consolidated balance sheets.  Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective condensed consolidated statements of operations and as cash receipts on the respective condensed consolidated balance sheets.  As of September 30, 2012 and 2011, the Partnership's share of cumulative losses to date for three of the four and for three of the five Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $806,470 and $1,711,227, respectively.  As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying condensed consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS - Continued

b.           Due on investments in partnerships and accrued interest payable

Purchase money notes

The Partnership executed certain purchase money notes payable as part of the acquisition of its equity interests in certain Local Partnerships. The notes are nonrecourse notes secured by a security interest in the Partnership’s interests in the respective Local Partnership.  The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $1,340,000 plus aggregate accrued interest of $7,598,852 as of September 30, 2012, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

The purchase money note related to the following property matured and has not been paid or extended as of September 30, 2012.

Property	Principal	Accrued Interest as of September 30, 2012	Maturity

Westport Village (1)	$840,000	$3,137,285	09/01/99

(1)  In receivership.

The remaining purchase money note related to Northridge Park matures in 2025.  As of September 30, 2012, principal and accrued interest balances were $500,000 and $4,461,567, respectively.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
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

Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2012, was $124,569 and $373,707, respectively, and $117,357 and $352,071 for the three and nine month periods ended September 30, 2011, respectively.  The accrued interest payable on these purchase money notes of $7,598,852 and $7,225,145 as of September 30, 2012 and December 31, 2011, respectively, is due upon the earliest of:  (i) sale or refinancing of the respective Local Partnership’s rental property; (ii) payment in full of the respective Local Partnerships’ permanent loans; or (iii) maturity.

c.           Assets held for sale or transfer

Westport Village

The mortgage loan encumbering the property associated with the Partnership’s investment in Westport Village is in default.  As of September 30, 2012, Westport Village was in receivership pending a foreclosure sale of the property.  Accordingly, the Partnership’s basis in the Local Partnership, which totaled $0 at both September 30, 2012 and December 31, 2011, has been reclassified to investment in partnerships held for sale or transfer in the accompanying condensed consolidated balance sheets. There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
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

Madison Square

On May 7, 2008, the Local Managing General Partner signed a contract to sell the property related to Madison Square, Ltd. Dividend Housing Associates (Madison Square) to a non-profit organization. The potential purchaser of the property defaulted on the contract.  The mortgage loan encumbering the property associated with the Partnership’s investment in Madison Square is in default.  During the year ended December 31, 2011, The Michigan State Housing Development Authority sold the property via deed in lieu of foreclosure.  The Partnership’s basis in this Local Partnership was $0 at both September 30, 2012 and December 31, 2011. Acquisition fees and property purchase costs totaled $0 at both September 30, 2012 and December 31, 2011.  As of December 31, 2011, the Local Partnership was dissolved, and the Partnership no longer holds a limited partner interest in Madison Square.  The Partnership did not recognize any loss during 2012 or 2011 from this transaction.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

3.           INVESTMENTS IN PARTNERSHIPS – Continued

e.           Investment Reconciliation

The following is a reconciliation of investments in partnerships at December 31, 2011 and September 30, 2012.

Investments in partnerships at December 31, 2011:	$1,192,336

Share of income from partnerships	782,530
Distribution from Local Partnership	(774,234)

Investments in partnerships at September 30, 2012:	$1,200,632

The following is a reconciliation of investments in partnerships held for sale or transfer at December 31, 2011 and September 30, 2012.

Investments in partnerships held for sale
or transfer at December 31, 2011:	$4,767,709

Distribution from Local Partnership	(4,767,709)

Investments in partnerships held for sale
or transfer at September 30, 2012:	$--

4.           RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the three and nine month periods ended September 30, 2012, the Partnership paid $26,987 and $81,152, respectively, and $33,516 and $112,170 for the three and nine month periods ended September 30, 2011, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the three and nine month periods ended September 30, 2012, the Partnership paid $43,388 and $97,276, respectively, and $12,580 and $62,823 for the three and nine month periods ended September 30, 2011, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying condensed consolidated statements of operations as general and administrative expenses.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

4.           RELATED PARTY TRANSACTIONS - Continued

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other expenses of the Partnership are paid.  The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended September 30, 2012 and 2011 and $281,250 for each of the nine month periods ended September 30, 2012 and 2011.

In accordance with the terms of the Partnership Agreement, in February 2012, the Managing General Partner paid a disposition fee of $70,000 related to the sale of Mary Allen West Tower, which was netted against the related gain on disposition of investment in partnerships.

In accordance with the terms of the Partnership Agreement, in March 2011, the Managing General Partner was paid a disposition fee or $77,500 related to the sale of Hale Ohana.  The fee was netted against the related gain on disposition of investment in partnerships.

5.           CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains four cash accounts with SunTrust Bank.  As of September 30, 2012, the uninsured portion of the cash balances was $6,766,327.

6.           SIGNIFICANT SUBSIDIARIES

The following Local Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of September 30, 2012 and 2011 or net income (loss) for the nine-month periods then ended. The following financial information represents the performance of this Local Partnership for the nine-month periods ended September 30, 2012 and 2011. The combined statements have been compiled from the information supplied by the management agents of the Local Partnership properties and are unaudited.

Tradewinds Terrace	2012	2011
Total Assets	$1,398,924	$1,447,506
Total Liabilities	$70,373	$88,256
Revenue	$643,347	$682,074
Net Income	$8,381	$109,530

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited)

7.           SUBSEQUENT EVENTS

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes. The following are subsequent events that require disclosure in the accompanying notes:

On October 10, 2012, a distribution to partners in the amount of $100 per investment unit, for all investors of record as of October 15, 2012, was approved. The total amount of this distribution will be $7,349,500 leaving approximately $1.5 million in cash reserves which is considered adequate to meet all anticipated obligations of the Partnership.

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

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $8,863,783 along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. On October 10, 2012, a distribution to partners in the amount of $100 per investment unit, for all investors of record as of October 15, 2012, was approved. The total amount of this distribution will be $7,349,500 leaving approximately $1.5 million in cash reserves which is considered adequate to meet all anticipated obligations of the Partnership.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the nine month period ended September 30, 2012, existing cash resources, receipt of distributions from Local Partnerships and sale proceeds received were adequate to support operating cash requirements.  Cash and cash equivalents increased $4,901,135 during the nine month period ended September 30, 2012, primarily due to sale proceeds received from the disposition of Mary Allen West Tower and the distributions received from Fairway Park and Northridge.

Results of Operations

The Partnership experienced an increase in net loss for the three month period ended September 30, 2012 compared to 2011, primarily due to an increase in general and administrative expenses and professional fees.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2012 did not include income of $236,283 and $634,700, respectively, compared to excluded losses of $29,812 and $54,921 for the three and nine month periods ended September 30, 2011, respectively.

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

No other significant changes in the Partnership's operations have taken place during the three month period ended September 30, 2012.

Part I.	FINANCIAL INFORMATION
Item 4.	Controls and Procedures

a)           Disclosure Controls and Procedures.

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

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

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2012, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2012.

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

CAPITAL REALTY INVESTORS-IV
LIMITED PARTNERSHIP
(Registrant)

	by:	C.R.I., Inc.
Managing General Partner

		by:	/s/ H. William Willoughby
November 9, 2012			H. William Willoughby
DATE			Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer