Form 10-K
period 2012-12-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2013-04-30
CIK 740371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
____________________
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
Yes           ☑           No           ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of Accelerated filer and large accelerated filer@ in Rule 12b-2 of the Exchange Act.
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
The units of limited partner interest of the Registrant are not traded in any market.  Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price. As of April 30, 2013, the issuer had 73,337 outstanding units of limited partner interest.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     ☐    No     ☑

DOCUMENTS INCORPORATED BY REFERENCE

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

2012 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.                      BUSINESS

Capital Realty Investors-IV Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983.  On June 13, 1984, the Partnership commenced offering 75,000 units of additional limited partner interest through a public offering managed by Merrill Lynch, Pierce, Fenner & Smith Incorporated.  The Partnership closed the offering on August 31, 1984, at which time 73,500 units of additional limited partnership interest had become subscribed.  As of December 31, 2012, 163 units of additional limited partner interest had been abandoned.

The General Partners of the Partnership are C.R.I., Inc. (“CRI”), which is the Managing General Partner, and current and former shareholders of CRI.  Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

The Partnership was formed to invest in real estate, which is the Partnership's principal business activity, by acquiring and holding limited partner interests in limited partnerships (“Local Partnerships”).  The Partnership originally made investments in 47 Local Partnerships.  As of December 31, 2012, the Partnership retained investments in three Local Partnerships.  Each of these Local Partnerships owns either a federal or state government-assisted apartment complex, which provides housing principally to the elderly and/or to individuals and families of low or moderate income, or a conventionally financed apartment complex.  The original objectives of these investments, not necessarily in order of importance, were to:

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

As a result of its investment in the Local Partnerships, the Partnership became the principal limited partner in 44 (three remaining as of December 31, 2012) Local Partnerships.   As a limited partner, the Partnership's legal liability for obligations of the Local Partnerships is limited to its investment.   The local general partners and affiliates of the Managing General Partner may operate other apartment complexes which may be in competition for eligible tenants with the Local Partnerships' apartment complexes.

PART I

A schedule of the apartment complexes owned by Local Partnerships in which the Partnership has an investment as of December 31, 2012, follows.

SCHEDULE OF APARTMENT COMPLEXES OWNED BY LOCAL PARTNERSHIPS
IN WHICH CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP
HAS AN INVESTMENT(1)

Name and Location of Apartment Complex	Mortgage Payable at 12/31/12 (2)	Financed and/or Insured and/or Subsidized Under	Number of Rental Units	Units Authorized for Low Income Subsidies	Expiration of HAP Contract
Northridge Park Salinas, CA	$2,981,618	California Housing Finance Agency (CHFA)	104	—	—
Tradewinds Terrace Traverse City, MI	—	FHA/236	122	52	04/30/31 (3)
Westport Village Freeport, IL	916,950	IHDA/236	121	—	—
Totals (3 Properties)	$3,898,568		347	52

The loan encumbering the property associated with the Partnership’s investment in Madison Square is in default.  As of December 31, 2010, the Local Partnership had received notice from the lender of its intent to foreclose on the property.  Accordingly, the Partnership’s basis, which totaled $0 at December 31, 2011 had been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.  (Acquisition fees and property purchase costs totaled $0 at December 31,  2011).  During the year ended December 31, 2011, the property was sold via deed in lieu of foreclosure, and the Local Partnership was dissolved.  At December 31, 2011, the Partnership no longer has a limited partner interest in Madison Square.  The Partnership did not recognize any loss during 2011 from this transaction.

The loan encumbering the property associated with the Partnership’s investment in Westport Village is in default.  The Managing General Partner of the Local Partnership was unable to reach an agreement with the Illinois Housing Development Authority (“IHDA”) to a mortgage restructuring.  IHDA has provided notice of foreclosure sale.  As of December 31, 2011, Westport Village is in receivership pending a foreclosure sale of the property.  Accordingly, the Partnership’s basis in the Local Partnership, which totaled $0 at both December 31, 2012 and 2011, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.   (Acquisition fees and property purchase costs totaled $0 at both December 31, 2012 and December 31, 2011.)  The Partnership’s non-recourse purchase money notes and accrued interest thereon total $840,000 and $3,166,365, respectively, at December 31, 2012 relating to this property.  The Partnership is not anticipating any loss resulting from the change in ownership.  There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

PART I

Name and Location of Apartment Complex		Units Occupied As Percentage of Total Units As of December 31,						Average Effective Annual Rental Per Unit for the Years Ended December 31,

	2012	2011	2010	2009	2008	2007	2012	2011	2010	2009	2008	2007
Northridge Park Salinas, CA	95%	92%	95%	92%	95%	95%	12,690	12,105	12,269	12,096	12,649	12,349
Tradewinds Terrace Traverse City, MI	98%	98%	97%	96%	97%	96%	6,193	6,322	6,182	6,026	5,892	5,764
Westport Village Freeport, IL	74%	74%	73%	72%	77%	75%	4,057	4,091	3,843	3,875	4,043	3.932
Totals (3 Properties) (4)	89%	87%	88%	87%	88%	88%	$7,647	$7,112	$7,624	$7,611	$7,637	$7,530

(1)
All properties are multifamily housing complexes. No single tenant rents 10% or more of the rentable square footage. Residential leases are typically one year or less in length, with varying expiration dates, and substantially all rentable space is for residential purposes.

(2)	The amounts provided are the balances of first mortgage loans payable by the Local Partnerships as of December 31, 2012.

(3)	The Section 8 HAP contract expiration date reflects an extension from the original expiration date, in accordance with Federal legislation.

(4)	The totals for the percentage of units occupied and the average annual rental per unit are based on a simple average.

(5)	The Partnership sold its limited partner interest held in the Local Partnership that owns the Fairways apartments. The transaction closed on December 24, 2012.

ITEM 1A. RISK FACTORS

None.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

ITEM 4.                      MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS,
RELATED PARTNERSHIP MATTERS AND ISSUER PURCHASES OF PARTNERSHIP INTERESTS

(a)
There is no established market for the purchase and sale of units of additional limited partner interest (Units) in the Partnership, although various informal secondary market services may exist.  Due to the limited markets, however, investors may be unable to sell or otherwise dispose of their Units.

(b)	As of April 30, 2013, there were approximately 4,272 registered holders of Units in the Partnership.

(c)	On December 5, 2012, the Partnership paid a distribution of $7,333,700 ($100 per Unit) to the limited partners who were holders of record as of November 30, 2012.

ITEM 6. SELECTED FINANCIAL DATA

None.

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

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to consolidated financial statements included in this annual report on Form 10-K at December 31, 2012.  The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships.  As such, the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships.  Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership’s application of the equity method of accounting, since the equity method has been suspended for two Local Partnerships which have cumulative losses in excess of the amount of the Partnership’s investments in those Local Partnerships.  The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  If an asset was determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

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

Fairway Park Apartments had a Section 8 HAP contract which expired December 31, 2009.  The Section 8 HAP contract covered 42 of the apartment units in Fairway Park Apartments.  Fairway Park Apartments “opted out” of the Section 8 contract. During 2012 the property was sold.

Tradewinds Terrace had a Section 8 HAP contract which was set to expire on April 30, 2011.  The Section 8 HAP contract covers 52 of the apartment units in Tradewinds Terrace.  On March 1, 2011, the contract was renewed and shall run for a period of 20 years.

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

Financial Condition/Liquidity

As of December 31, 2012, the Partnership had approximately 4,478 investors who held a total of 73,337 units of additional limited partner interest which were originally sold for the aggregate amount of $73,337,000.  The Partnership originally made investments in 47 Local Partnerships, of which three remain as of December 31, 2012.  The Partnership's liquidity, with unrestricted cash resources of $9,638,145 as of December 31, 2012, along with anticipated future cash distributions from the Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs. As of April 30, 2013, there were no material commitments for capital expenditures.

PART II

During 2012 and 2011, the Partnership received distributions of $774,234 and $415,550, respectively, from the Local Partnerships.

The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $1,340,000, plus aggregate accrued interest of $7,723,421, as of December 31, 2012, are payable in full upon the earliest of:  (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

The purchase money note related to the following property has matured and has not been paid or extended as of April 30, 2013.

Property	Principal	Accrued Interest as of December 31, 2012	Maturity
Westport Village (1)	$840,000	$3,166,365	9/1/1999

(1)	In receivership.

The remaining purchase money note related to Northridge Park matures in 2025.  As of December 31, 2012, principal and accrued interest balances were $500,000 and $4,557,056, respectively.

The Partnership has received notice from IHDA of foreclosure sale of the Westport Village property.  As of December 31, 2012, Westport Village is in receivership. The Partnership’s non-recourse purchase money notes and accrued interest totaled $840,000 and $3,166,365, respectively, at December 31, 2012. The Partnership's investment balance in this Local Partnership was $0 at both December 31, 2012 and 2011.

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

Of the three Local Partnerships in which the Partnership is invested as of December 31, 2012, the one Local Partnership with an associated purchase money note which has matured, or which matures through December 31, 2012, and which remain unpaid or unextended as of April 30, 2013, represented 0% of the Partnership's total distributions received from Local Partnerships and 0% share of income from Local Partnerships for the immediately preceding two calendar years.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements.  For the year ended December 31, 2012, existing cash resources and receipt of distributions from partnerships were adequate to support net cash used in operating and financing activities.  Cash and cash equivalents increased $5,675,497 during 2012 primarily due to cash proceeds received related to the sale of Mary Allen West Tower and Fairway Park Apartments, partially offset by the fourth quarter Partnership distribution paid in December 2012.  For the years ended December 31, 2012 and 2011, distributions of $774,234 and $415,550, respectively, were received from Local Partnerships.  The Partnership

PART II

expects to receive a similar or lower amount of distributions from these Local Partnerships in future years as more Section 8 HAP contracts approach expiration, should the related properties enter the Mark-to-Market program with the resulting reduction in rental revenues.

On December 5, 2012, the Partnership paid a cash distribution of $7,333,700 ($100 per Unit) to the Limited Partners who were holders of record as of November 30, 2012.

No cash distribution was paid during 2011.

Results of Operations

2012 Versus 2011

The Partnership’s net income for the year ended December 31, 2012 increased compared to 2011, primarily due to the gain recorded related to the sale of the Partnership's interest in the local partnership owning the Fairway Park property.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships.  As a result, the Partnership's share of income from partnerships for both years ended December 31, 2012 and 2011 did not include losses of $0.  Distributions of $774,234 and $415,550 received from two Local Partnerships during 2012 and 2011, respectively, and for which the Partnership’s carrying value is zero (equity method suspended), were recorded as increases in the Partnership’s share of income from partnerships in the year received.

Inflation

Inflation generally does not impact the fixed rate long-term financing under which the Partnership's real property investments were purchased.  Future inflation could allow for appreciated values of the Local Partnerships' properties over an extended period of time as rental revenues and replacement values gradually increase.

The combined rental revenues for the Partnership’s remaining properties for the two years ended December 31, 2012 and 2011 follow.  Combined rental revenue amounts have been adjusted to reflect property sales and interests transferred during 2012.

	For the years ended December 31,
	2012		2011
Combined Rental Revenue	$2,598,166		$5,779,600
Annual Percentage (Decrease)/increase		(55)%		(11.9)%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is contained in Part IV.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Partnership was informed by Reznick Group, P.C ("Reznick Group"), the Partnership's independent registered public accounting firm, that it had entered into a business combination with J. H. Cohn LLP ("J.H. Cohn"). In connection with the business combination J. H. Cohn legally changed its name to CohnReznick LLP ("CohnReznick") and continues to be registered

PART II

with the PCAOB. On November 8, 2012, Reznick Group resigned as the Partnership's independent registered public accounting firm.

Effective as of November 8, 2012, the Audit Committee of the Partnership's Board of Directors has appointed CohnReznick as the Partnership's independent registered public accounting firm.

Reznick Group's reports on the Partnership's financial statements for the fiscal years ended December 31, 2011 and 2010 and through the subsequent interim period November 8, 2012 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended December 31, 2011 and 2010, and the subsequent interim period through November 8, 2012, there were (i) no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Partnership and Reznick Group on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Reznick Group would have caused Reznick Group to make reference thereto in its reports on the Partnership's financial statements for such years, and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

During the two fiscal years ended December 31, 2011 and 2010 and the subsequent interim period through November 8, 2012, neither the Partnership, nor anyone on its behalf, consulted CohnReznick regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the financial statements of the Partnership, and no written report or oral advice was provided to the Partnership by CohnReznick that was an important factor considered by the Partnership in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "exchange Act")) as of the end of the period covered by this report A Control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Based on such evaluation, the principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures were not effective.

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

Once the Partnership has received the necessary information from the Local Limited Partnerships, the principal executive officer and the principal financial officer believe that the material information required to be disclosed in the Partnership’s periodic report filings with SEC is effectively recorded, processed, summarized and reported, albeit not in a timely manner. Going forward, the Partnership will use the means reasonably within its power to impose procedures designed to obtain from the Local Limited Partnerships the information necessary to the timely filing of the Partnership’s periodic reports.

Management’s Annual Report on Internal Control over Financial Reporting

The General Partner is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. The internal control process, as it is applicable to the Partnership, was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

PART II

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

Representatives of the General Partner assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, the General Partner has concluded that, for the reasons set forth above under “Disclosure Controls and Procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was ineffective as of December 31, 2012. This annual report does not include an attestation report of the Partnership's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

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

Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the most recent fiscal quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	and (b)

The Partnership has no directors, executive officers or employees of its own.

(a)	and (b)

The names, ages and business experience of the directors and executive officers of C.R.I., Inc. (CRI), the Managing General Partner of the Partnership, follow.

William B. Dockser, 76, has been the Chairman of the Board and a Director of CRI since 1974.  Prior to forming CRI, he served as President of Kaufman and Broad Asset Management, Inc., an affiliate of Kaufman and Broad, Inc., which managed publicly held limited partnerships created to invest in low and moderate income multifamily apartment properties.  Prior to joining Kaufman and Broad, he served in various positions at HUD, culminating in the post of Deputy FHA Commissioner and Deputy Assistant Secretary for Housing Production and Mortgage Credit, where he was responsible for all federally insured housing production programs.  Before coming to the Washington, D.C., area, Mr. Dockser was a practicing attorney in Boston and served as a special Assistant Attorney General for the Commonwealth of Massachusetts.  He holds a Bachelor of Laws degree from Yale University Law School and a Bachelor of Arts degree, cum laude, from Harvard University.

H. William Willoughby, 66, has been President, Secretary and a Director of CRI since January 1990, and was Senior Executive Vice President, Secretary and a Director of CRI from 1974 to 1989.  Effective May 7, 2005, he assumed the duties of Principal Financial Officer and Principal Accounting Officer of CRI.  He is principally responsible for the financial management of CRI and its associated partnerships.  Prior to joining CRI in 1974, he was Vice President of Shelter Corporation of America and a number of its subsidiaries dealing principally with real estate development and equity financing.  Before joining Shelter Corporation, he was a senior tax accountant with Arthur Andersen & Co.  He holds a Juris Doctor degree, a Master of Business Administration degree and a Bachelor of Science degree in Business Administration from the University of South Dakota.

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

The following table sets forth certain information concerning any person (including any "group") who is known to the Partnership to be the beneficial owner of more than five percent of the issued and outstanding units of additional limited partner interest (Units) at March 31, 2013.

III-1

PART III

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Total Units Issued and Outstanding

Equity Resource Investments, LLC	18,111 Units	24.64%
& Affiliates
1280 Massachusetts Ave, 4th Floor
Cambridge, MA 02138

Peachtree Partners & Affiliates	6,551 Units	8.91%
P. O. Box 47638
Phoenix, AZ 85068

(b)	Security ownership of management.

The following table sets forth certain information concerning all Units beneficially owned, as of December 31, 2012, by each director and by all directors and officers as a group of the Managing General Partner of the Partnership.

Name and Address of Business Owner	Amount and Nature of Beneficial Ownership	% of Total Units Issued

William B. Dockser	None	0%
H. William Willoughby	None	0%
All Directors and Officers
as a Group (2 persons)	None	0%

(c)	Changes in control.

There exists no arrangement known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.  There is a provision in the Limited Partnership Agreement which allows, under certain circumstances, the ability to change control.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Not applicable.

III-2

PART III

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

For the years ended December 31, 2012 and December 31, 2011, the Partnership incurred professional fees for the services of the Partnership’s independent registered public accounting firms Reznick Group, P.C. and CohnReznick LLP as follows:

	2012	2011
Audit fees (1)	$138,000	$109,500
Tax fees (2)	13,000	13,000
Total billed	$151,000	$122,500

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

On November 8, 2012, Reznick Group resigned as the Partnership's independent registered public accounting firm after the filing of the Partnership's 10-Q for the third quarter of fiscal year 2012. CohnReznick was engaged as the Partnership's new independent registered public accounting firm and performed the fiscal 2012 year end audit. CohnReznick also provided partnership tax return preparation services for the year ended December 31, 2012 and Reznick Group provided partnership tax return preparation services for the year ended December 31, 2011, which services it was determined did not compromise CohnReznick's or Reznick Group's independence.

III-3

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND RELATED PARTNERSHIP MATTERS

1.	Financial Statements

a.	The following documents are included as part of this report:

(1)	Financial Statements

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Partners’ Capital (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

None

(3)	Exhibits

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

PART IV

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL REALTY INVESTORS-IV
LIMITED PARTNERSHIP
(Registrant)

April 30, 2013	by: /s/ William B. Dockser
DATE	William B. Dockser,
Director, Chairman of the Board
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 30, 2013	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Capital Realty Investors-IV Limited Partnership

We have audited the accompanying consolidated balance sheet of Capital Realty Investors-IV Limited Partnership and subsidiary (the Partnership) as of December 31, 2012 and the related consolidated statements of operations, changes in partners’ (deficit) capital, and cash flows for the year then ended.  The Partnership's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-IV Limited Partnership and subsidiary as of December 31, 2012, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Bethesda, Maryland
April 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Capital Realty Investors-IV Limited Partnership

We have audited the accompanying consolidated balance sheet of Capital Realty Investors - IV Limited Partnership and subsidiary (the Partnership) as of December 31, 2011 and the related consolidated statements of operations, changes in partners’ (deficit) capital, and cash flows for the year then ended.  The Partnership's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Realty Investors-IV Limited Partnership and subsidiary as of December 31, 2011, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
August 10, 2012

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2012	2011
Investments in partnerships	$1,246,665	$1,192,336
Investment in partnerships held for sale or transfer	—	4,767,709
Cash and cash equivalents	9,638,145	3,962,648
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $34,844 and $39,866, respectively	15,254	25,491
Property purchase costs,
net of accumulated amortization of $67,421 and $67,924, respectively	12,170	17,641

Total assets	$10,912,234	$9,965,825

LIABILITIES AND PARTNERS’ CAPITAL

Due on investments in partnerships	$1,340,000	$1,340,000
Accrued interest payable	7,723,421	7,225,145
Accounts payable and accrued expenses	43,946	206,365
Total liabilities	9,107,367	8,771,510

Commitments and contingencies	—	—

Partners' capital

Capital paid-in:
General Partners	2,000	2,000
Limited Partners	73,501,500	73,501,500
	73,503,500	73,503,500
Less:
Accumulated distributions to partners	(30,553,510)	(23,219,810)
Offering costs	(7,562,894)	(7,562,894)
Accumulated losses	(33,582,229)	(41,526,481)

Total partners' capital	1,804,867	1,194,315

Total liabilities and partners' capital	$10,912,234	$9,965,825

The accompanying notes are the integral part of these consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2012	2011
Share of income from partnerships	$828,563	$2,968,076

Other revenue and expenses

Revenue:
Loss on disposition of property, net of
disposition fee	—	(70,000)
Gain on disposition of investment in
partnerships, net of disposition fee	8,332,932	—
Interest	10,751	8,630
	8,343,683	(61,370)
Expenses:
Interest	498,276	469,428
Management fee	375,000	375,000
General and administrative	242,384	235,682
State tax	(50,732)	60,797
Professional fees	159,782	200,838
Amortization of deferred costs	3,284	3,284
	1,227,994	1,345,029
Total other revenue and (expenses)	7,115,689	(1,406,399)

Net income	$7,944,252	$1,561,677

Net income allocated to General Partners (1.51%)	$119,959	$23,581

Net income allocated to Initial and
Special Limited Partners (1.49%)	$118,369	$23,269

Net income allocated to Additional Limited
Partners (97%)	$7,705,924	$1,514,827

Net income per unit of Additional Limited Partner
Interest based on 73,337 units outstanding	$105.08	$20.66

The accompanying notes are the integral part of these consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	General Partners	Initial and Special Limited Partners	Additional Limited Partners	Total
Partners' (deficit) capital, January 1, 2011	$(694,797)	$(693,517)	$1,020,952	$(367,362)

Net income	23,581	23,269	1,514,827	1,561,677

Partners' (deficit) capital, December 31, 2011	(671,216)	(670,248)	2,535,779	1,194,315

Net income	119,959	118,369	7,705,924	7,944,252

Distributions	—	—	(7,333,700)	(7,333,700)

Partners' (deficit) capital, December 31, 2012	$(551,257)	$(551,879)	$2,908,003	$1,804,867

The accompanying notes are the integral part of these consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$7,944,252	$1,561,677

Adjustments to reconcile net income to net cash
used in operating activities:
Share of income from partnerships	(828,563)	(2,968,076)
Gain on disposition of investment in partnerships,
net of disposition fee	(8,332,932)	—
Loss on disposition of property, net of disposition fee	—	70,000
Amortization of deferred costs	3,284	3,284
Changes in assets and liabilities:
Decrease in other assets	—	2,911
Increase in accrued interest payable	498,276	469,428
Increase (decrease) in accounts payable and accrued expenses	(162,419)	48,380
Net cash used in operating activities	(878,102)	(812,396)

Cash flows from investing activities:
Receipt of distributions from partnerships	774,234	415,550
Distributions received from disposition of property and investment in partnerships	13,528,625	—
Disposition fee paid	(415,560)	—
Net cash provided by investing activities	13,887,299	415,550

Cash flows from financing activities:
Distributions to Additional Limited Partners	(7,333,700)	—
Net cash used in financing activities	(7,333,700)	—

Net increase (decrease) in cash and cash equivalents	5,675,497	(396,846)
Cash and cash equivalents, beginning of year	3,962,648	4,359,494

Cash and cash equivalents, end of year	$9,638,145	$3,962,648

Cash paid for interest	$—	$—

Significant non-cash investing and financing activities:
Disposition fee included in accounts payable and accrued expenses	$—	$70,000

The accompanying notes are the integral part of these consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

The Partnership sold 73,500 units at $1,000 per unit of additional limited partner interest through a public offering.  The offering period was terminated on August 31, 1984.  As of December 31, 2012, 163 units of additional limited partner interest had been abandoned.

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

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2012 AND 2011

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

As of December 31, 2012 and 2011, the Partnership's share of cumulative losses for three of the Local Partnerships exceeded the amount of the Partnership's investments in those Local Partnerships by $781,851 and $1,441,170, respectively. Since the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying consolidated financial statements.  The Partnership’s carrying value is zero and the equity method has been suspended for the following two Local Partnerships as of December 31, 2012: Northridge and Westport Village. The Partnership’s carrying value is zero and the equity method has been suspended for the following three Local Partnerships as of December 31, 2011: Fairway Park, Northridge, and Westport Village.   Distributions of $774,234 and $415,550 received from two Local Partnerships during 2012 and 2011, respectively, and for which the Partnership's carrying value is zero (equity method suspended), were recorded as increases in the Partnership's share of income from partnerships in the year received.

f.           Deferred Costs

Acquisition Fees and Property Purchase Costs incurred for services rendered to acquire the Local Partnerships are amortized over 40 years using the straight-line method, beginning upon commencement of operations of the Local Partnerships.  The Partnership regularly assesses deferred costs for the existence of impairment in conjunction with the assessment of its investment in Local Partnerships. Amortization expense for both years ended December 31, 2012 and 2011 was $3,284.  Estimated amortization expense for each of the ensuing years through December 31, 2017 is $1,252.

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

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2012 AND 2011

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

Accounting guidance conveys how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The guidance requires the evaluation of tax positions taken in the course of preparing the Partnership's tax returns to determine whether tax positions are more-likely-than-not of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-than-likely-not threshold would be recognized as a tax expense in the current year. For the year ended December 31, 2012, the Partnership did not recognize any interest or penalties related to the income taxes in its financial statements. Generally, the tax returns filed with the various taxing authorities remain available for audit subject to statutes of limitation specific to those jurisdictions. Income tax returns filed by the Partnership are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

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

1.Level 1 Inputs – quoted priced in active markets for identical assets and liabilities.

2.	Level 2 Inputs – observable inputs other than quoted prices in active markets for identical assets and liabilities.

3.Level 3 Inputs – unobservable inputs.

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

l.           Impairment analysis

The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset.  Impairment for investments in partnerships is determined by review of the performance of the underlying asset and expected proceeds from the sale of the investment.  If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss. Impairment loss for the year ended December 31, 2011 totaled $216,940 and is included in share of income from partnerships on the consolidated statements of operations. There was no impairment loss incurred for the year ended December 31, 2012.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2012 AND 2011

m.           Allocation of net income (loss)

Net income (loss) is allocated based on respective partnership interest or units outstanding.  The Partnership has no dilutive interests.

n.           Debt Extinguishment

From time to time, the Partnership transfers its interests in certain equity investments to its purchase money noteholders in satisfaction of notes payable.  The Partnership records a gain on extinguishment of debt for the difference between the book value of the investment being transferred and the book value of the debt and associated acquisition fees and property purchase costs. No debt extinguishment occurred in 2012 or 2011.

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

p. Recent accounting pronouncements

In September 2011, the FASB issued Accounting standard Update (ASU) No. 2011-04, "Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS". This update amends the guidance on fair value measurements to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with US GAAP and International Financial Reporting Standards (IFRS). This ASU does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The Partnership adopted this update as of January 1, 2012 and the adoption did not have a material impact on the Partnership's results of operations, financial position, or cash flows during the year ended December 31, 2012.

2.     INVESTMENTS IN PARTNERSHIPS

a.           Due on investments in partnerships and accrued interest payable

As of December 31, 2012 and 2011, the Partnership held limited partner interests in three and six Local Partnerships, respectively, which were organized to develop, construct, own, maintain and operate rental apartment properties.  The remaining amounts due on investments in the Local Partnerships follow.

	December 31,
	2012	2011
Purchase money notes due in:
1999	$840,000	$840,000
2025	500,000	500,000
Subtotal	1,340,000	1,340,000
Accrued interest payable	7,723,421	7,225,145
Total	$9,063,421	$8,565,145

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2012 AND 2011

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

The purchase money note related to the following property has matured and has not been paid or extended as of April 30, 2013.

Property	Principal	Accrued Interest as of December 31, 2012	Maturity
Westport Village (1)	$840,000	$3,166,365	9/1/1999

(1)	In receivership.

The remaining purchase money note related to Northridge Park matures in 2025.  As of December 31, 2012, principal and accrued interest balances were $500,000 and $4,557,056, respectively.

The Partnership has received notice from IHDA of foreclosure sale of the Westport Village property.  As of December 31, 2012, Westport Village is in receivership. The Partnership’s non-recourse purchase money notes and accrued interest totaled $840,000 and $3,166,365, respectively, at December 31, 2012.  The Partnership is not anticipating any loss resulting from the change in ownership.

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

Of the three Local Partnerships in which the Partnership is invested as of December 31, 2012, the one Local Partnership with an associated purchase money note which has matured, or which matures through December 31, 2012, and which remain unpaid or unextended as of March 31, 2013, represented 0% of the Partnership's total distributions received from Local Partnerships and share of income from Local Partnerships for the immediately preceding two calendar years.

The Managing General Partner continues to address the maturity and impending maturity of the Partnership’s debt obligations and to seek solutions that will provide the most favorable outcome to the Limited Partners.  However, there can be no assurance that these strategies will be successful.

Interest expense on the Partnership's purchase money note for the years ended December 31, 2012 and  2011 was $498,276 and $469,428, respectively.  The accrued interest payable on the purchase money notes of $7,723,421 and $7,225,145 as of December 31, 2012 and 2011, respectively, is due on the respective maturity dates of the purchase money notes or earlier, in some instances, if (and to the extent of a portion thereof) the related Local Partnership has distributable net cash flow, as defined in the relevant Local Partnership agreement.

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

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2012 AND 2011

The mortgage loan encumbering the property associated with the Partnership’s investment in Westport Village is in default.  The Managing General Partner of the Local Partnership was unable to reach an agreement with IHDA to a mortgage restructuring.  IHDA has provided notice of foreclosure sale of the property.  As of December 31, 2012, Westport Village is in receivership.

Due to the impending foreclosure, the Partnership’s basis in the Local Partnership, along with the net unamortized amount of acquisition fees and property purchase costs, which totaled $0 at both December 31, 2012 and December 31, 2011, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets.  The Partnership’s non-recourse purchase money notes and accrued interest thereon total $840,000 and $3,166,365, respectively, at December 31, 2012 relating to this property.  There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

b.           Interests in profits, losses and cash distributions made by Local Partnerships

The Partnership has a 96.00% to 98.99% interest in profits, losses and cash distributions (as restricted by various federal and state housing agencies) (collectively, the “Agencies”) of each Local Partnership.  An affiliate of the Managing General Partner of the Partnership is also a general partner of each Local Partnership or the intermediary limited partnership which invested in the Local Partnership.  As stipulated by the Local Partnerships’ partnership agreements, the Local Partnerships are required to make annual cash distributions from surplus cash flow, if any.  During 2012 and 2011, the Partnership received cash distributions from rental operations of the Local Partnerships totaling $774,234 and $415,550, respectively.  As of December 31, 2012 and 2011, two and three of the Local Partnerships had aggregate surplus cash, as defined by their respective regulatory Agencies, in the amounts of $586,793 and $864,504, respectively, which may be available for distribution in accordance with their respective regulatory Agencies' regulations.

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

c.           Assets held for sale or transfer

Westport Village

The mortgage loan encumbering the property associated with the Partnership's investment in Westport Village is in default. As of December 31, 2012, Westport Village was in receivership pending a foreclosure sale of the property. Accordingly, the Partnership's basis in the Local Partnership, which totaled $0 at both December 31, 2012 and December 31, 2011, has been reclassified to investment in partnerships held for sale or transfer in the accompanying consolidated balance sheets. There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

d.           Completed sales

Fairway Park

On October 26, 2012, a purchase and sale agreement was entered into between the Partnership and Morey Acquisition LLC to sell the its limited partner interest in the Local Partnership that owns the Fairway Park property for $8,710,000.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2012 AND 2011

On December 20, 2012, the sale was complete and the Partnership received proceeds of $8,710,000. The Partnership's basis in this Local Partnership at both December 31, 2012 and 2011 was $0. Net acquisition fees and property purchase costs of $8,294 and $4,130, respectively, were written off and netted against the gain on disposition of investment in partnerships during the year ended December 31, 2012.

From the sales proceeds, the Partnership incurred and paid CRI, Inc. a fee in the amount of $415,560 for services provided in connection with the sale of the limited partnership interest in the Local Partnership. The net gain incurred on the sale was $8,282,016 for the year ended December 31, 2012.

Mary Allen West Tower

On October 13, 2011, the Mary Allen West Tower property was sold. The investment balance at December 31, 2011 was $4,767,709. This represents the distribution the Partnership received from the sale of the property. The distribution proceeds were received on February 22, 2012.

From the sale proceeds, the Partnership paid CRI, Inc. a fee in the amount of $70,000 for services provided in connection with the sale of the Mary Allen West Tower property. At December 31, 2011, this fee had been accrued and was included in accounts payable and accrued expenses on the accompanying consolidated balance sheets. The fee was paid during the year ended December 31, 2012.
Madison Square

On May 7, 2008, the Local Managing General Partner signed a contract to sell the property related to Madison Square, Ltd. Dividend Housing Associates (Madison Square) to a non-profit organization. The potential purchaser of the property defaulted on the contract. The mortgage loan encumbering the property associated with the Partnership's investment in Madison Square is in default. During the year ended December 31, 2011, The Michigan State Housing Development Authority sold the property via deed in lieu of foreclosure. The Partnership's basis in this Local Partnership was $0 at both December 31, 2012 and 2011. Acquisition fees and property purchase costs totaled $0 at both December 31, 2012 and 2011. As of December 31, 2011, the Local Partnership was dissolved, and the Partnership no longer holds a limited partner interest in Madison Square. The Partnership did not recognize any loss during 2012 or 2011 from this transaction.

Hale Ohana

On March 18, 2008, the Local Partnership entered into a contract with a third party to sell its property for approximately $3,875,000. The sale was completed on March 15, 2010. The sale resulted in a gain on disposition of investment in partnerships of $1,603,594, which was recognized in 2010. During the year ended December 31, 2012, the Partnership received a final distribution of $50,916 relating to the final release of the Local Partnership reserves. This amount is included in gain on disposition of investment in partnership on the accompanying consolidated statements of operations.

e.           Summarized financial information

Combined balance sheets and combined statements of operations for the three Local Partnerships in which the Partnership is invested as of December 31, 2012, follow.  The information is presented separately for one Local Partnership which has an investment basis (equity method), and for two Local Partnerships for which the Partnership's carrying value is zero (equity method suspended).

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2012 AND 2011

COMBINED BALANCE SHEETS December 31, 2012

	Equity Method		Suspended		Total
Number of Local Partnerships	1	(a)	2	(b)	3

Rental property, at cost, net of accumulated
depreciation of $2,869,944 and $8,904,400,
respectively	$602,910		$1,214,695		$1,817,605
Land	176,923		1,182,873		1,359,796
Other assets	524,769		727,210		1,251,979

Total assets	$1,304,602		$3,124,778		$4,429,380

Mortgage notes payable	$—		$3,898,568		$3,898,568
Other liabilities	74,752		2,455,132		2,529,884
Due to general partners	—		—		—

Total liabilities	74,752		6,353,700		6,428,452

Partners' capital (deficit)	1,229,850		(3,228,922)		(1,999,072)

Total liabilities and partners' capital	$1,304,602		$3,124,778		$4,429,380
_______________________________
    (a)      Tradewinds
    (b)      Northridge; Westport Village

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2012 AND 2011

COMBINED STATEMENTS OF OPERATIONS For the year ended December 31, 2012

	Equity Method		Suspended		Total
Number of Local Partnerships	1	(a)	3	(c)	4

Revenue:
Rental	$787,586		$4,280,411		$5,067,997
Other	37,836		344,970		382,806

Total revenue	825,422		4,625,381		5,450,803

Expenses:
Operating	643,508		2,477,645		3,121,153
Interest	—		717,999		717,999
Depreciation and amortization	127,026		684,429		811,455

Total expenses	770,534		3,880,073		4,650,607

Net income	$54,888		$745,308		$800,196

Cash distributions	$—		$774,234		$774,234

Cash distributions recorded as reduction of
investments in partnerships	$—		$—		$—

Cash distributions recorded as income	$—		$774,234		$774,234

Partnership’s share of Local Partnership
net income	54,329		—		54,329

Share of income from partnerships	$54,329		$774,234		$828,563

    (c)      Northridge; Westport Village; Fairway Park (through date of sale)

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

Combined balance sheets and combined statements of operations for the five Local Partnerships in which the Partnership is invested as of December 31, 2011, follow.  The information is presented separately for two Local Partnerships which

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2012 AND 2011

have investment basis (equity method), and for three Local Partnerships for which the Partnership’s carrying value is zero (equity method suspended).

COMBINED BALANCE SHEETS December 31, 2011

	Equity Method		Suspended		Total
Number of Local Partnerships	2	(a)	3	(b)	5

Rental property, at cost, net of accumulated
depreciation of $2,742,918 and $23,232,543,
respectively	$710,424		$3,481,864		$4,192,288
Land	176,923		2,912,649		3,089,572
Other assets	5,334,742		2,529,541		7,864,283

Total assets	$6,222,089		$8,924,054		$15,146,143

Mortgage notes payable	$60,516		$11,927,387		$11,987,903
Other liabilities	90,588		3,160,711		3,251,299
Due to general partners	—		—		—

Total liabilities	151,104		15,088,098		15,239,202

Partners' capital (deficit)	6,070,985		(6,164,044)		(93,059)

Total liabilities and partners' capital	$6,222,089		$8,924,054		$15,146,143
_______________________________
    (a)      Mary Allen West Tower; Tradewinds
    (b)      Fairway Park; Westport Village; Northridge

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2012 AND 2011

COMBINED STATEMENTS OF OPERATIONS For the year ended December 31, 2011

	Equity Method		Suspended		Total
Number of Local Partnerships	2	(a)	3	(b)	5

Revenue:
Rental	$1,589,442		$4,190,158		$5,779,600
Other	2,386,044		211,299		2,597,343

Total revenue	3,975,486		4,401,457		8,376,943

Expenses:
Operating	1,053,431		2,374,368		3,427,799
Interest	—		624,740		624,740
Depreciation and amortization	124,335		665,119		789,454

Total expenses	1,177,766		3,664,227		4,841,993

Net income	$2,797,720		$737,230		$3,534,950

Cash distributions	$—		$415,550		$415,550

Cash distributions recorded as reduction of
investments in partnerships	$—		$—		$—

Cash distributions recorded as income	$—		$415,550		$415,550

Partnership’s share of Local Partnership
net income	2,769,466		—		2,769,466

Share of income from partnerships	$2,769,466		$415,550		$3,185,016

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

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2012 AND 2011

A reconciliation of the Local Partnerships' financial statement net income reflected above to taxable income follows.

	December 31,
	2012	2011
Financial statement net income	$800,196	$3,534,950
Differences between financial statement
and tax depreciation, amortization,
and miscellaneous differences	320,359	7,333,041
Taxable income	$1,120,555	$10,867,991

g.     Investment reconciliation

The following is a reconciliation of investments in partnerships at December 31, 2012 and 2011:

Investments in partnerships at January 1, 2011:	$1,058,968

Share of income from partnerships	548,918
Distribution from partnerships	(415,550)

Investments in partnerships at December 31, 2011:	1,192,336

Share of income from partnerships	828,563
Distribution from partnerships	(774,234)

Investments in partnerships at December 31, 2012:	$1,246,665

The following is a reconciliation of investments in partnerships held for sale or transfer at December 31, 2012 and 2011:

Investments in partnerships at January 1, 2011:	$2,348,551

Share of income from partnerships	2,636,098
Write off investment due to sale of property included in share of income from partnerships	(216,940)

Investments in partnerships at December 31, 2011:	4,767,709

Receipt of proceeds from sale of investment in partnership	(4,767,709)

Investments in partnerships at December 31, 2012:	$—

3.     RELATED PARTY TRANSACTIONS

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2012 AND 2011

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

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership.  Payroll expenses are reimbursed at a factor of 1.75 times base salary.  For the years ended December 31, 2012 and 2011, the Partnership paid $122,140 and $161,202, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership.  In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership.  These are reimbursed comparable to third party service charges.  For the years ended December 31, 2012 and 2011, the Partnership paid $119,434 and $75,755, respectively, to the Managing General Partner or its affiliates for these services.  Such reimbursed expenses are included in the accompanying consolidated statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (Management Fee), after all other expenses of the Partnership are paid.  The amount of the Management Fee shall not exceed 0.25% of original invested assets, as defined in the Partnership Agreement, and shall be payable from the Partnership's cash available for distribution, as defined in the Partnership Agreement, as of the end of each calendar year, as follows:

(i)	First, on a monthly basis as an operating expense before any distributions to limited partners in an annual amount equal to $375,000; and

(ii)	Second, after distributions to the limited partners in the amount of one percent of the gross proceeds of the offering, the balance of such 0.25% of invested assets.

For each of the years ended December 31, 2012 and 2011, the Partnership paid the Managing General Partner a Management Fee of $375,000.

In accordance with the terms of the Partnership Agreement, the Managing General Partner and/or its affiliates may receive a fee of not more than two percent of the sale price of an investment in a Local Partnership or the property it owns, payable under certain conditions upon the sale of an investment in a Local Partnership or the property it owns.  The payment of the fee is subject to certain restrictions, including the achievement of a certain level of sales proceeds and making certain minimum distributions to limited partners. During 2012, the fee was calculated based on the hypothetical sale of the property. During the years ended December 31, 2012 and 2011, fees of $415,560 and $70,000, respectively, were incurred.

4.     PARTNERSHIP PROFITS AND LOSSES, AND DISTRIBUTIONS

All profits and losses prior to the first date on which Additional Limited Partners were admitted were allocated 98.49% to the Initial Limited Partner and 1.51% to the General Partners.  Upon admission of the Special Limited Partner and the Additional Limited Partners, the interest of the Initial Limited Partner was reduced to 1.49%.  The interest of the Additional Limited Partners is 97% and the interest of the Special Limited Partner is one percent.  The net proceeds resulting from the liquidation of the Partnership or the Partnership's share of the net proceeds from any sale of a Local Partnership interest or sale or refinancing of the Local Partnership's rental properties which are not reinvested shall be distributed and applied as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2012 AND 2011

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

(vii)
thereafter, for their services to the Partnership, in equal shares to certain general partners, (or their designees) an aggregate fee of one percent of the gross proceeds resulting from (A) such sale (if the proceeds are from a sale rather than a refinancing) and (B) any prior sales from which such one percent fee was not paid to the General Partners or their designees; and the remainder, 12% in the aggregate to the General Partners (or their assignees), 3% to the Special Limited Partner and 85% in the aggregate to the Initial Limited Partner and the Additional Limited Partners (or their assignees) in accordance with their respective partner interests.

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

On December 5, 2012, the Partnership paid a cash distribution of $7,333,700 ($100 per Unit) to the Limited Partners who were holders of record as of November 30, 2012.

As defined in the Partnership Agreement, after the payment of distributions as described in the previous paragraphs, after the establishment of any reserves deemed necessary by the Managing General Partner and after payment of the Management Fee, the Partnership had no remaining cash available for distribution for the years ended December 31, 2012 and 2011.  The Managing General Partner currently intends to retain all of the Partnership's remaining undistributed cash for operating cash reserves.

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

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

DECEMBER 31, 2012 AND 2011

A reconciliation of the Partnership's financial statement net income to taxable income follows.

	For the years ended December 31,
	2012	2011
Financial statement net income	$7,944,252	$1,561,677
Adjustments:
Difference between financial statement
net income and taxable income related
to the Partnership's equity in the
Local Partnerships' income or losses	136,888	(501,310)

Costs amortized over a shorter period
for income tax purposes	3,284	3,284

Difference between taxable interest
expense and financial statement
interest expense	481,354	99,399

Differences between financial statement
gain and tax gain from
the sale or transfer of properties	2,690,617	8,914,488

Taxable income	$11,256,395	$10,077,538

6.     CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash.  The Partnership maintains four cash accounts with one bank. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, amounts held in non-interest bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (FDIC) through December 31, 2012. The unlimited insurance coverage for non-interest bearing accounts expired on December 31, 2012. As of December 31, 2012, the uninsured portion of the cash balance was $969,346.

7.     SIGNIFICANT SUBSIDIARIES

The following Local Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of December 31, 2012 and 2011 or net income (loss) for the years then ended. The following financial information represents the performance of this Local Partnership for the years ended December 31, 2012 and 2011.

Tradewinds Terrace	2012	2011
Total Assets	$1,304,602	$1,324,188
Total Liabilities	$74,752	$140,111
Revenue	$825,422	$902,153
Net Income	$54,888	$134,726