Form 10-Q
period 2013-03-31
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2013-06-03
CIK 740371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
Yes     ☐    No     ☑

The units of limited partner interest of the Registrant are not traded in any market.  Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price. As of June 3, 2013, the issuer had 73,337 outstanding units of limited partner interest.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I

ITEM 1.                     FINANCIAL STATEMENTS

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	March 31,	December 31,
	2013	2012

Investments in partnerships	$1,251,224	$1,246,665
Cash and cash equivalents	9,513,178	9,638,145
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $35,157 and $34,844, respectively	14,941	15,254
Property purchase costs,
net of accumulated amortization of $67,672 and $67,421, respectively	11,919	12,170

Total assets	$10,791,262	$10,912,234

LIABILITIES AND PARTNERS’ CAPITAL

Due on investments in partnerships	$1,340,000	$1,340,000
Accrued interest payable	7,855,791	7,723,421
Accounts payable and accrued expenses	65,362	43,946
Total liabilities	9,261,153	9,107,367

Commitments and contingencies	—	—

Partners' capital

Capital paid-in:
General Partners	2,000	2,000
Limited Partners	73,501,500	73,501,500
	73,503,500	73,503,500
Less:
Accumulated distributions to partners	(30,553,510)	(30,553,510)
Offering costs	(7,562,894)	(7,562,894)
Accumulated losses	(33,856,987)	(33,582,229)

Total partners' capital	1,530,109	1,804,867

Total liabilities and partners' capital	$10,791,262	$10,912,234

The accompanying notes are the integral part of these condensed consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED LOSSES
(Unaudited)

	For the three months ended
	March 31,
	2013	2012
Share of income from partnerships	$38,671	$630,393

Other revenue and expenses

Revenue:
Interest	1,203	1,238

Expenses:
Interest	132,370	124,569
Management fee	93,750	93,750
General and administrative	66,265	50,523
State tax	7,267	300
Professional fees	14,416	72,650
Amortization of deferred costs	564	821
	314,632	342,613
Total other revenue and (expenses)	(313,429)	(341,375)

Net (loss) income	(274,758)	289,018

Accumulated losses, beginning of period	(33,582,229)	(41,526,481)

Accumulated losses, end of period	$(33,856,987)	$(41,237,463)

Net (loss) income allocated to General Partners (1.51%)	$(4,149)	$4,364

Net (loss) income allocated to Initial and
Special Limited Partners (1.49%)	$(4,094)	$4,306

Net (loss) income allocated to Additional Limited
Partners (97%)	$(266,515)	$280,348

Net (loss) income per unit of Additional Limited Partner
Interest based on 73,337 units outstanding	$(3.63)	$3.82

The accompanying notes are the integral part of these condensed consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(274,758)	$289,018

Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Share of income from partnerships	(38,671)	(630,393)
Amortization of deferred costs	564	821
Changes in assets and liabilities:
Increase in accrued interest payable	132,370	124,569
Increase (decrease) in accounts payable and accrued expenses	21,416	(16,809)
Net cash used in operating activities	(159,079)	(232,794)

Cash flows from investing activities:
Receipt of distributions from partnerships	34,112	5,364,763
Disposition fee paid	—	(70,000)
Net cash provided by investing activities	34,112	5,294,763

Net (decrease) increase in cash and cash equivalents	(124,967)	5,061,969
Cash and cash equivalents, beginning of period	9,638,145	3,962,648

Cash and cash equivalents, end of period	$9,513,178	$9,024,617

Cash paid for interest	$—	$—

The accompanying notes are the integral part of these condensed consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012
(Unaudited)

1.     ORGANIZATION

Capital Realty Investors-IV Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in forty-seven Local Partnerships. As of March 31, 2013, the Partnership retained investments in three Local Partnerships. These condensed consolidated financial statements include the accounts of one intermediary limited partnership which has invested in one Local Partnership.

The General Partners of the Partnership are C.R.I., Inc. (“CRI”), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

2.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K at December 31, 2012.

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of March 31, 2013, and the results of its operations and its cash flows for the three months ended March 31, 2013 and 2012. The results of operations for the interim period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

3.     INVESTMENTS IN PARTNERSHIPS

As of March 31, 2013 and 2012 , the Partnership had limited partnership equity interests in three and four Local Partnerships, respectively, each of which owns an apartment complex.

A schedule of the apartment communities owned by the Local Partnerships at March 31, 2013 in which the Partnership is invested is provided below:

PROPERTY	CITY	STATE	UNITS
Northridge Park	Salinas	CA	104
Tradewinds	Traverse City	MI	122
Westport Village	Freeport	IL	121

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2013 and 2012
(Unaudited)

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At March 31, 2013 and 2012, all such capital contributions had been paid to the Local Partnerships.

a.    Summarized financial information

Combined statements of operations for the three and four Local Partnerships in which the Partnership was invested as of March 31, 2013 and 2012, respectively, follow. The combined statements have been compiled based on estimates from the audited financial statements of the Local Partnerships at December 31, 2012 and 2011, and these estimates are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2013 and 2012
(Unaudited)

COMBINED STATEMENTS OF OPERATIONS
(Unaudited)
	For the three months ended
	March 31,
	2013			2012

	Equity Method	Suspended	Total	Equity Method	Suspended	Total

Number of Local Partnerships	1 (a)	2 (b)	3	1 (a)	3 (c)	4

Revenue
Rental	$196,897	$453,302	$650,199	$192,818	$1,047,540	$1,240,358
Other	9,459	52,979	62,438	32,721	52,825	85,546
Total revenue	206,356	506,281	712,637	225,539	1,100,365	1,325,904

Expenses:
Operating	160,877	309,857	470,734	160,773	593,592	754,365
Interest	—	81,430	81,430	—	156,185	156,185
Depreciation and amortization	31,757	64,821	96,578	31,084	166,280	197,364
Total expenses	192,634	456,108	648,742	191,857	916,057	1,107,914

Net income	$13,722	$50,173	$63,895	$33,682	$184,308	$217,990

Cash distribution	$9,023	$25,089	$34,112	$—	$597,054	597,054

Cash distribution recorded as income	$—	$25,089	$25,089	$—	$597,054	$597,054

Partnership's share of Local
Partnership net income	13,582	—	13,582	33,339	—	33,339

Share of income from partnership	$13,582	$25,089	$38,671	$33,339	$597,054	$630,393

(a) Tradewinds
(b) Northridge;Westport Village
(c) Fairway Park;Northridge;Westport Village

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2013 and 2012
(Unaudited)

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective condensed consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective condensed consolidated statements of operations and as cash receipts on the respective condensed consolidated balance sheets. As of March 31, 2013 and 2012, the Partnership's share of cumulative losses to date for two of the three and for three of the four Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $1,206,791 and $1,260,311, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying condensed consolidated financial statements.

b.    Due on investments in partnerships and accrued interest payable

Purchase money notes

The Partnership executed certain purchase money notes payable as part of the acquisition of its equity interests in certain Local Partnerships. The notes are nonrecourse notes secured by a security interest in the Partnership's interests in the respective Local Partnership. The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $1,340,000 plus aggregate accrued interest of $7,855,791 as of March 31, 2013, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

The purchase money note related to the following property matured and has not been paid or extended as of March 31, 2013.

Property	Principal	Accrued Interest as of March 31, 2013	Maturity
Westport Village (1)	$840,000	$3,195,445	9/1/1999

(1) In receivership.

The remaining purchase money note related to Northridge Park matures in 2025. On March 4, 2013, the Local Partnership entered into a purchase and sale agreement to sell Northridge Park. The Partnership is negotiating a discounted payoff of this purchase money note. As there can be no assurance as to the ultimate timing of the sale, no adjustments have been made to the purchase money note balance at March 31, 2013.

As of March 31, 2013, principal and accrued interest balances were $500,000 and $4,660,346, respectively.

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

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2013 and 2012
(Unaudited)

exposure to loss is limited because the amount of the nonrecourse indebtedness of each of the matured or maturing purchase money notes exceeds the carrying amount of the investment in each of the related Local Partnerships. Thus, even a complete loss of the Partnership's interest in these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

Interest expense on the Partnership's purchase money notes for the three month periods ended March 31, 2013 and 2012 was $132,370 and $124,569, respectively. The accrued interest payable on these purchase money notes of $7,855,791 and$7,723,421 as of March 31, 2012 and December 31, 2012, respectively, is due upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnerships' permanent loans; or (iii) maturity.

c.    Pending sales

Westport Village

The mortgage loan encumbering the property associated with the Partnership's investment in Westport Village is in default. As of March 31, 2013, Westport Village was in receivership pending a foreclosure sale of the property. Accordingly, the Partnership's basis in the Local Partnership, which totaled $0 at both March 31, 2013 and December 31, 2012 has been reclassified to investment in partnerships held for sale or transfer in the accompanying condensed consolidated balance sheets. There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

Northridge Park

On March 4, 2013, a purchase and sale agreement was entered into between the Local Partnership that owns Northridge Park and a third party to sell the property for $10,250,000. The Partnership's basis in this Local Partnership at both March 31, 2013 and December 31, 2012 was $0. The sale is expected to close on or before June 30, 2013.

d.    Completed sales

Fairway Park

On October 26, 2012, a purchase and sale agreement was entered into between the Partnership and Morey Acquisition LLC to sell its limited partner interest in the local Partnership that owns the Fairway Park property for $8,710,000. On December 20, 2012, the sale was completed and the Partnership received proceeds of $8,710,000. The Partnership's basis in this Local Partnership at December 31, 2012 was $0. Net acquisition fees and property purchase costs of $8,294 and $4,130, respectively, were written off and netted against the gain on disposition of investment in partnerships during the three months ended December 31, 2012.

From the sale proceeds, the Partnership incurred and paid CRI, Inc. a fee in the amount of $415,560 for services provided in connection with the sale of the limited partnership interest in the Local Partnership. The net gain incurred on the sale was $8,282,016 for the year ended December 31, 2012.

Mary Allen West Tower

On October 13, 2011, the Mary Allen West Tower property was sold. The investment balance at December 31, 2011 was $4,767,709. This represents the distribution the partnership received from the sale of the property . The distribution proceeds were received on February 22, 2012.

From the sale proceeds, the partnership paid CRI, Inc. a fee in the amount of $70,000 for services provided in connection with the sale of the Mary Allen West Tower property. The fee was paid during the quarter ended March 31, 2012.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2013 and 2012
(Unaudited)

e.    Investment reconciliation

The following is a reconciliation of investments in partnerships at March 31, 2013:

Investments in partnerships at December 31, 2012	$1,246,665

Share of income from partnerships	38,671
Distribution from Local Partnerships	(34,112)

Investments in partnerships at March 31, 2013	$1,251,224

4.     RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership. Payroll expenses are reimbursed at a factor of 1.75 times base salary. For the three month periods ended March 31, 2013 and 2012, the Partnership paid $31,492 and $24,266, respectively to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership. These are reimbursed comparable to third party service charges. For the three month periods ended March 31, 2013 and 2012, the Partnership paid $29,543 and $30,198, respectively to the Managing General Partner or its affiliates for these services. Such reimbursed expenses are included in the accompanying condensed consolidated statements of operations as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended March 31, 2013 and 2012.

In accordance with the terms of the Partnership Agreement, in February 2012, the Managing General Partner paid a disposition fee of $70,000 related to the sale of Mary Allen West Tower, which was netted against the related gain on disposition of investment in partnerships.

5.    CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains four cash accounts with SunTrust Bank. As of March 31, 2013 , the uninsured portion of the cash balances was $9,533,724.

6.     SIGNIFICANT SUBSIDIARIES

The following Local Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of March 31, 2013 and 2012 or net income (loss) for the periods then ended. The following financial information represents the performance of this Local Partnership for the periods ended March 31, 2013 and 2012. The financial information is based on estimates from the audited financial statements of the Local Partnership at December 31, 2012 and 2011 and these estimates are unaudited.

Tradewinds Terrace	2013	2012
Total Assets	$1,309,370	$1,333,958
Total Liabilities	$53,874	$97,945
Revenue	$196,897	$225,538
Net Income	$13,722	$33,682

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
MARCH 31, 2013 and 2012
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

Critical Accounting Policies

The Partnership has disclosed its selection and application of significant accounting policies in Note 1 of the notes to financial statements included in the Partnership's Annual Report on Form 10-K at December 31, 2012. The Partnership accounts for its investments in partnerships (Local Partnerships) by the equity method because the Partnership is a limited partner in the Local Partnerships. As such the Partnership has no control over the selection and application of accounting policies, or the use of estimates, by the Local Partnerships. Environmental and operational trends, events and uncertainties that might affect the properties owned by the Local Partnerships would not necessarily have a significant impact on the Partnership's application of the equity method of accounting, since the equity method has been suspended for three Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships. The Partnership reviews property assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by a comparison of the carrying amount of an asset to the estimated future net cash flows expected to be generated by the asset. If an asset were determined to be impaired, its basis would be adjusted to fair value through the recognition of an impairment loss.

Generally accepted accounting principles (GAAP) in the United States provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements and when it should disclose information about its relationship with a VIE.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE's expected losses, receive a majority of a VIE's expected residual returns, or both.

The Partnership does not consolidate the Partnership's interests in these VIE's under this guidance, as it is not considered to be the primary beneficiary.  Accounting guidance requires continued reconsideration as to the consideration of the primary beneficiary. The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the condensed consolidated statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

The Partnership's balance in investment in Local Partnerships represents its maximum exposure to loss.  The Partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners.

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $9,513,178 along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the three month period ended March 31, 2013, existing cash resources, receipt of distributions from Local Partnerships and sale proceeds received were adequate to support operating cash requirements. Cash and cash equivalents decreased $124,967 during the three month period ended March 31, 2013, primarily due to operating expenses.

Results of Operations

The Partnership experienced a net loss for the three month period ended March 31, 2013 compared to net income for the three month period ended March 31, 2012, primarily due to a decrease in the share of income from partnerships.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three month periods ended March 31, 2013 and 2012 did not include income of $145,418 and $180,853, respectively.

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

No other significant changes in the Partnership's operations have taken place during the three month period ended March 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None.

ITEM 4.                      CONTROLS AND PROCEDURES

a)           Disclosure Controls and Procedures.

The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are not effective to ensure that material information required to be disclosed in the Partnership's periodic report filings with SEC is recorded, processed, summarized and reported within the time frame specified by the SEC's rules and forms, consistent with the definition of "disclosure controls and procedures" under the Securities and Exchange Act of 1934.

b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting.

PART II

ITEM 1.     LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation involving it or the underlying investment property of the Local Partnerships in which the Partnership invests that are not of a routine nature arising in the ordinary course of business or that would have a material adverse effect on the business of the Partnership.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Note 3.b. of the notes to condensed consolidated financial statements contained in Part I, Item 1, hereof, for information concerning the Partnership's defaults on certain purchase money notes.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended March 31, 2013, but not reported, whether or not otherwise required by this Form 10-Q at March 31,2013.

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

II-1

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL REALTY INVESTORS-IV
LIMITED PARTNERSHIP
(Registrant)

June 3, 2013	by: /s/ William B. Dockser
DATE	William B. Dockser,
Director, Chairman of the Board
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 3, 2013	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer

II-2