Form 10-Q
period 2013-06-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2013-08-14
CIK 740371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
Yes     ☐    No     ☑

The units of limited partner interest of the Registrant are not traded in any market.  Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price. As of August 14, 2013, the issuer had 73,337 outstanding units of limited partner interest.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I

ITEM 1.                     FINANCIAL STATEMENTS

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30,	December 31,
	2013	2012

Investments in partnerships	$1,183,167	$1,246,665
Cash and cash equivalents	9,338,277	9,638,145
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $35,470 and $34,844, respectively	14,628	15,254
Property purchase costs,
net of accumulated amortization of $67,923 and $67,421, respectively	11,668	12,170

Total assets	$10,547,740	$10,912,234

LIABILITIES AND PARTNERS’ CAPITAL

Due on investments in partnerships	$1,340,000	$1,340,000
Accrued interest payable	7,988,161	7,723,421
Accounts payable and accrued expenses	41,247	43,946
Total liabilities	9,369,408	9,107,367

Commitments and contingencies	—	—

Partners' capital

Capital paid-in:
General Partners	2,000	2,000
Limited Partners	73,501,500	73,501,500
	73,503,500	73,503,500
Less:
Accumulated distributions to partners	(30,553,510)	(30,553,510)
Offering costs	(7,562,894)	(7,562,894)
Accumulated losses	(34,208,764)	(33,582,229)

Total partners' capital	1,178,332	1,804,867

Total liabilities and partners' capital	$10,547,740	$10,912,234

The accompanying notes are the integral part of these condensed consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED LOSSES
(Unaudited)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2013	2012	2013	2012
Share of income (loss) from partnerships	$73,836	$602,585	$35,165	$(27,808)

Other revenue and expenses
Revenue:
Interest	2,421	3,488	1,218	2,250
Other income	—	45,916	—	45,916
	2,421	49,404	1,218	48,166
Expenses:
Interest	264,740	249,138	132,370	124,569
Management fee	187,500	187,500	93,750	93,750
General and administrative	147,580	104,311	81,315	53,788
State tax	25,829	300	18,562	—
Professional fees	76,015	108,813	61,599	36,163
Amortization of deferred costs	1,128	1,642	564	821
	702,792	651,704	388,160	309,091
Total other revenue and (expenses)	(700,371)	(602,300)	(386,942)	(260,925)

Net (loss) income	(626,535)	285	(351,777)	(288,733)

Accumulated losses, beginning of period	(33,582,229)	(41,526,481)	(33,856,987)	(41,237,463)

Accumulated losses, end of period	$(34,208,764)	$(41,526,196)	$(34,208,764)	$(41,526,196)

Net (loss) income allocated to General Partners (1.51%)	$(9,461)	$4	$(5,312)	$(4,360)

Net (loss) income allocated to Initial and
Special Limited Partners (1.49%)	$(9,335)	$4	$(5,241)	$(4,302)

Net (loss) income allocated to Additional
Limited Partners (97%)	$(607,739)	$277	$(341,224)	$(280,071)

Net (loss) income per unit of Additional Limited Partner Interest based on
73,337 units outstanding	$(8.29)	$—	$(4.65)	$(3.82)

The accompanying notes are the integral part of these condensed consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(626,535)	$285

Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Share of income from partnerships	(73,836)	(602,585)
Receipt of distributions from partnerships	137,334	597,054
Amortization of deferred costs	1,128	1,642
Changes in assets and liabilities:
Increase in accrued interest payable	264,740	249,138
Decrease in accounts payable and accrued expenses	(2,699)	(6,272)
Net cash used in operating activities	(299,868)	239,262

Cash flows from investing activities:
Receipt of distributions from partnerships	—	4,767,709
Disposition fee paid	—	(70,000)
Net cash provided by investing activities	—	4,697,709

Net (decrease) increase in cash and cash equivalents	(299,868)	4,936,971
Cash and cash equivalents, beginning of period	9,638,145	3,962,648

Cash and cash equivalents, end of period	$9,338,277	$8,899,619

Cash paid for interest	$—	$—

The accompanying notes are the integral part of these condensed consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 and 2012
(Unaudited)

1.     ORGANIZATION

Capital Realty Investors-IV Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in forty-seven Local Partnerships. As of June 30, 2013, the Partnership retained investments in three Local Partnerships. These condensed consolidated financial statements include the accounts of one intermediary limited partnership which has invested in one Local Partnership.

The General Partners of the Partnership are C.R.I., Inc. (“CRI”), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

2.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K at December 31, 2012. The balance sheet amounts at December 31, 2012 are compiled from the Partnership's Annual Report on Form 10-K at December 31, 2012.

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of June 30, 2013, and the results of its operations and its cash flows for the three months ended June 30, 2013 and 2012. The results of operations for the interim period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

3.     INVESTMENTS IN PARTNERSHIPS

As of June 30, 2013 and 2012 , the Partnership had limited partnership equity interests in three and four Local Partnerships, respectively, each of which owns an apartment complex.

A schedule of the apartment communities owned by the Local Partnerships at June 30, 2013 in which the Partnership is invested is provided below:

PROPERTY	CITY	STATE	UNITS
Northridge Park	Salinas	CA	104
Tradewinds	Traverse City	MI	122
Westport Village	Freeport	IL	121

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2013 and 2012
(Unaudited)

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At June 30, 2013 and 2012, all such capital contributions had been paid to the Local Partnerships.

a.    Summarized financial information

Combined statements of operations for the three and four Local Partnerships in which the Partnership was invested as of June 30, 2013 and 2012, respectively, follow. The combined statements are compiled from information supplied by the management agent of the Local Partnership properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method), and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income, and related to the Partnership's share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2013 and 2012
(Unaudited)

	COMBINED STATEMENTS OF OPERATIONS
	(Unaudited)
	For the six months ended
	June 30,
	2013			2012

	Equity Method	Suspended	Total	Equity Method	Suspended	Total

Number of Local Partnerships	1 (a)	2 (b)	3	1 (a)	3 (c)	4

Revenue
Rental	$400,090	$903,003	$1,303,093	$355,677	$2,113,258	$2,468,935
Other	9,572	45,527	55,099	73,221	106,427	179,648
Total revenue	409,662	948,530	1,358,192	428,898	2,219,685	2,648,583

Expenses:
Operating	401,185	692,556	1,093,741	361,143	1,167,770	1,528,913
Interest	—	93,418	93,418	—	312,370	312,370
Depreciation and
amortization	63,513	115,488	179,001	62,168	332,560	394,728
	464,698	901,462	1,366,160	423,311	1,812,700	2,236,011

Net (loss) income	$(55,036)	$47,068	$(7,968)	$5,587	$406,985	$412,572

Cash distribution	$9,022	$128,312	$137,334	$—	$597,054	$597,054

Cash distribution recorded as income	$—	$128,312	$128,312	$—	$597,054	$597,054

Partnership's share of Local
Partnership net (loss) income	(54,476)	—	(54,476)	5,531	—	5,531

Share of (loss) income from partnership	$(54,476)	$128,312	$73,836	$5,531	$597,054	$602,585

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2013 and 2012
(Unaudited)

	COMBINED STATEMENTS OF OPERATIONS
	(Unaudited)
	For the three months ended
	June 30,
	2013			2012

	Equity Method	Suspended	Total	Equity Method	Suspended	Total

Number of Local Partnerships	1 (a)	2 (b)	3	1 (a)	3 (c)	4

Revenue
Rental	$203,193	$903,003	$1,106,196	$162,859	$1,065,718	$1,228,577
Other	113	45,527	45,640	40,501	64,304	104,805
Total revenue	203,306	948,530	1,151,836	203,360	1,130,022	1,333,382

Expenses:
Operating	240,288	692,556	932,844	200,370	574,178	774,548
Interest	—	93,418	93,418	—	156,185	156,185
Depreciation and
amortization	31,776	115,488	147,264	31,084	166,280	197,364
Total expenses	272,064	901,462	1,173,526	231,454	896,643	1,128,097

Net (loss) income	$(68,758)	$47,068	$(21,690)	$(28,094)	$233,379	$205,285

Cash distribution	$—	$103,223	$103,223	$—	$—	$—

Cash distribution recorded as income	$—	$103,223	$103,223	$—	$—	$—

Partnership's share of Local
Partnership net loss	(68,058)	—	(68,058)	(27,808)	—	(27,808)

Share of (loss) income from partnership	$(68,058)	$103,223	$35,165	$(27,808)	$—	$(27,808)

(a) Tradewinds
(b) Northridge;Westport Village
(c) Fairway Park;Northridge;Westport Village

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2013 and 2012
(Unaudited)

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective condensed consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective condensed consolidated statements of operations and accumulated losses and as cash receipts on the respective condensed consolidated balance sheets. As of June 30, 2013 and 2012, the Partnership's share of cumulative losses to date for two of the three and for three of the four Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $1,017,306 and $1,042,753, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying condensed consolidated financial statements.

b.    Due on investments in partnerships and accrued interest payable

Purchase money notes

The Partnership executed certain purchase money notes payable as part of the acquisition of its equity interests in certain Local Partnerships. The notes are nonrecourse notes secured by a security interest in the Partnership's interests in the respective Local Partnership. The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes having an aggregate principal balance of $1,340,000 plus aggregate accrued interest of $7,988,161 as of June 30, 2013, are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

The purchase money note related to the following property matured and has not been paid or extended as of June 30, 2013.

Property	Principal	Accrued Interest as of June 30, 2013	Maturity
Westport Village (1)	$840,000	$3,224,525	9/1/1999

(1) In receivership.

The remaining purchase money note related to Northridge Park matures in 2025. On March 4, 2013, the Local Partnership entered into a purchase and sale agreement to sell Northridge Park. The Partnership is negotiating a discounted payoff of this purchase money note. As there can be no assurance as to the ultimate timing of the sale, no adjustments have been made to the purchase money note balance at June 30, 2013.

As of June 30, 2013, principal and accrued interest balances were $500,000 and $4,763,636, respectively.

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
JUNE 30, 2013 and 2012
(Unaudited)

Partnership's interest in these Local Partnerships would not have a material adverse impact on the financial condition of the Partnership.

Interest expense on the Partnership's purchase money notes for the three and six month periods ended June 30, 2013 and 2012 was $132,370 and $264,740, respectively, and $124,569 and $249,138, respectively. The accrued interest payable on these purchase money notes of $7,988,161 and $7,723,421 as of June 30, 2013 and December 31, 2012, respectively, is due upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnerships' permanent loans; or (iii) maturity.

c.    Pending sales

Westport Village

The mortgage loan encumbering the property associated with the Partnership's investment in Westport Village is in default. As of June 30, 2013, Westport Village was in receivership pending a foreclosure sale of the property. The Partnership's basis in the Local Partnership totaled $0 at both June 30, 2013 and December 31, 2012. There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

Northridge Park

On March 4, 2013, a purchase and sale agreement was entered into between the Local Partnership that owns Northridge Park and a third party to sell the property for $10,250,000. The Partnership's basis in this Local Partnership at both June 30, 2013 and December 31, 2012 was $0.

The Partnership has been notified by the Local Partner that the contract for the sale of the Northridge Park property has been amended to provide the buyer additional time to close. It is anticipated that the sale of the Northridge Park property will close in September 2013. However, there can be no assurance that the sale will close by that time or at all.

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

From the sale proceeds, the partnership paid CRI, Inc. a fee in the amount of $70,000 for services provided in connection with the sale of the Mary Allen West Tower property. The fee was paid during the quarter ended June 30, 2012.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2013 and 2012
(Unaudited)

e.    Investment reconciliation

The following is a reconciliation of investments in partnerships at June 30, 2013:

Investments in partnerships at December 31, 2012	$1,246,665

Share of income from partnerships	73,836
Distribution from Local Partnerships	(137,334)

Investments in partnerships at June 30, 2013	$1,183,167

4.     RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership. Payroll expenses are reimbursed at a factor of 1.75 times base salary. For the three and six month periods ended June 30, 2013, the Partnership paid $26,761 and $58,254, respectively and $29,899 and $54,165 for the three and six month periods ended June 30, 2012, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership. These are reimbursed comparable to third party service charges. For the three and six month periods ended June 30, 2013, the Partnership paid $37,037 and $66,580, respectively, and $23,689 and $53,888 for the three and six month periods ended June 30, 2012, respectively, to the Managing General Partner or its affiliates for these services. Such reimbursed expenses are included in the accompanying condensed consolidated statements of operations and accumulated losses as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended June 30, 2013 and 2012 and $187,500 for each of the six month periods ended June 30, 2013 and 2012.

In accordance with the terms of the Partnership Agreement, in February 2012, the Managing General Partner paid a disposition fee of $70,000 related to the sale of Mary Allen West Tower, which was netted against the related gain on disposition of investment in partnerships.

5.    CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains four cash accounts with SunTrust Bank. As of June 30, 2013 , the uninsured portion of the cash balances was $9,341,587.

6.     SIGNIFICANT SUBSIDIARIES

The following Local Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of June 30, 2013 and 2012 or net income (loss) for the periods then ended. The following financial information represents the performance of this Local Partnership for the periods ended June 30, 2013 and 2012. The financial information is compiled from information supplied by the management agent of the Local Partnership property and is unaudited.

Tradewinds Terrace	2013	2012
Total Assets	$1,357,586	$1,358,573
Total Liabilities	$173,507	$99,478
Revenue	$409,662	$428,898
Net (Loss) Income	$(55,036)	$5,588

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
JUNE 30, 2013 and 2012
(Unaudited)

7. SUBSEQUENT EVENTS

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure. The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying condensed consolidated financial statements. Subsequent events which provide evidence about conditions that existed after the balance sheet date require disclosure in the accompanying notes.

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

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $9,338,277 along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the six month period ended June 30, 2013, existing cash resources, receipt of distributions from Local Partnerships and sale proceeds received were adequate to support operating cash requirements. Cash and cash equivalents decreased $299,868 during the six month period ended June 30, 2013, primarily due to normal operating expenses.

Results of Operations

The Partnership experienced a net loss for the six month period ended June 30, 2013 compared to net income for the six month period ended June 30, 2012, primarily due to an increase in operating expenses, and decrease in share of income from partnerships.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and six month periods ended June 30, 2013 did not include income of $145,418 and $47,069, respectively, compared to excluded income of $217,564 and $398,417 for the three and six month periods ended June 30, 2012, respectively.

Certain taxing authorities may assert claims against the Partnership for failure to withhold and remit income tax on operating profit or where the sale(s) of property in which the Partnership was invested failed to produce sufficient cash proceeds with which to pay the state withholding tax and/or to pay statutory partnership filing fees. The Partnership is unable to quantify the amount of such potential claims at this time. The Partnership has consistently advised its Partners that they should consult with their tax advisors as to the necessity of filing non-resident returns in such states with respect to their proportional taxes due.

No other significant changes in the Partnership's operations have taken place during the three month period ended June 30, 2013.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended June 30, 2013, but not reported, whether or not otherwise required by this Form 10-Q at June 30, 2013.

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

CAPITAL REALTY INVESTORS-IV
LIMITED PARTNERSHIP
(Registrant)

August 14, 2013	by: /s/ William B. Dockser
DATE	William B. Dockser,
Director, Chairman of the Board
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 14, 2013	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer

II-2