Form 10-Q
period 2013-09-30
CAPITAL REALTY INVESTORS IV LIMITED PARTNERSHIP
filed 2013-11-14
CIK 740371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Yes           ☐           No           ☑

The units of limited partner interest of the Registrant are not traded in any market.  Therefore, the units of limited partner interest had neither a market selling price nor an average bid or asked price. As of November 14, 2013, the issuer had 73,337 outstanding units of limited partner interest.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I

ITEM 1.                     FINANCIAL STATEMENTS

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,	December 31,
	2013	2012

Investments in partnerships	$399,835	$1,246,665
Cash and cash equivalents	11,358,000	9,638,145
Acquisition fees, principally paid to related parties,
net of accumulated amortization of $15,255 and $34,844, respectively	5,913	15,254
Property purchase costs,
net of accumulated amortization of $55,418 and $67,421, respectively	6,165	12,170

Total assets	$11,769,913	$10,912,234

LIABILITIES AND PARTNERS’ CAPITAL

Due on investments in partnerships	$840,000	$1,340,000
Accrued interest payable	3,253,604	7,723,421
Accounts payable and accrued expenses	31,497	43,946
Total liabilities	4,125,101	9,107,367

Commitments and contingencies	—	—

Partners' capital:

Capital paid-in:
General Partners	2,000	2,000
Limited Partners	73,501,500	73,501,500
	73,503,500	73,503,500
Less:
Accumulated distributions to partners	(30,553,510)	(30,553,510)
Offering costs	(7,562,894)	(7,562,894)
Accumulated losses	(27,742,284)	(33,582,229)

Total partners' capital	7,644,812	1,804,867

Total liabilities and partners' capital	$11,769,913	$10,912,234

The accompanying notes are the integral part of these condensed consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND ACCUMULATED LOSSES
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Share of (loss) income from partnerships	$(8,933)	$179,945	$64,903	$782,530

Other revenue and expenses:
Revenue:
Gain on disposition of property, net of disposition fee	5,673,020	—	5,673,020	—
Forgiveness of debt	1,841,889	—	1,841,889	—
Interest	481	4,245	2,902	7,733
Other income	—	5,000	—	50,916
	7,515,390	9,245	7,517,811	58,649
Expenses:
Impairment loss	774,400	—	774,400	—
Interest	92,387	124,569	357,127	373,707
Management fee	93,750	93,750	281,250	281,250
General and administrative	53,304	72,842	200,884	177,153
State tax	573	—	26,402	300
Professional fees	25,000	62,645	101,015	171,458
Amortization of deferred costs	563	821	1,691	2,463
	1,039,977	354,627	1,742,769	1,006,331
Total other revenue and (expenses)	6,475,413	(345,382)	5,775,042	(947,682)

Net income (loss)	6,466,480	(165,437)	5,839,945	(165,152)

Accumulated losses, beginning of period	(34,208,764)	(41,526,196)	(33,582,229)	(41,526,481)

Accumulated losses, end of period	$(27,742,284)	$(41,691,633)	$(27,742,284)	$(41,691,633)

Net income (loss) allocated to General Partners (1.51%)	$97,643	$(2,498)	$88,183	$(2,494)

Net income (loss) allocated to Initial and
Special Limited Partners (1.49%)	$96,351	$(2,465)	$87,015	$(2,461)

Net income (loss) allocated to Additional
Limited Partners (97%)	$6,272,486	$(160,474)	$5,664,747	$(160,197)

Net income (loss) per unit of Additional Limited Partner Interest based on
73,337 units outstanding	$85.53	$(2.19)	$77.24	$(2.18)

The accompanying notes are the integral part of these condensed consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$5,839,945	$(165,152)

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Share of income from partnerships	(64,903)	(782,530)
Impairment loss	774,400	—
Receipt of distributions from partnerships	137,333	—
Amortization of deferred costs	1,691	2,463
Gain on disposition of property	(5,673,020)	—
Forgiveness of debt	(1,841,889)	—
Changes in assets and liabilities:
Increase in accrued interest payable	357,128	373,707
(Decrease) increase in accounts payable and accrued expenses	(12,449)	704
Net cash used in operating activities	(481,764)	(570,808)

Cash flows from investing activities:
Receipt of distributions from partnerships	2,406,619	5,541,943
Disposition fee paid	(205,000)	(70,000)
Net cash provided by investing activities	2,201,619	5,471,943

Net increase in cash and cash equivalents	1,719,855	4,901,135
Cash and cash equivalents, beginning of period	9,638,145	3,962,648

Cash and cash equivalents, end of period	$11,358,000	$8,863,783

Cash paid for interest	$—	$—

Supplementary disclosure of non cash operating and investing activities:
Purchase money note and accrued interest paid directly to the note holder on sale date of Northridge Park	$3,485,055	$—

The accompanying notes are the integral part of these condensed consolidated financial statements.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012
(Unaudited)

1.     ORGANIZATION

Capital Realty Investors-IV Limited Partnership (the “Partnership”) is a limited partnership which was formed under the Maryland Revised Uniform Limited Partnership Act on December 7, 1983. The Partnership was formed for the purpose of raising capital by offering and selling limited partnership interests and then investing in limited partnerships ("Local Partnerships"), each of which owns and operates an existing rental housing project which was originally financed and/or operated with one or more forms of rental assistance or financial assistance from the U.S. Department of Housing and Urban Development ("HUD"). The Partnership originally made investments in forty-seven Local Partnerships. As of September 30, 2013, the Partnership retained investments in three Local Partnerships, owning two apartment communities. These condensed consolidated financial statements include the accounts of one intermediary limited partnership which has invested in one Local Partnership.

The General Partners of the Partnership are C.R.I., Inc. (“CRI”), which is the Managing General Partner, and current and former shareholders of CRI. Services for the Partnership are performed by CRI, as the Partnership has no employees of its own.

2.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and with the instructions to Form 10-Q. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such instructions. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K at December 31, 2012. The balance sheet amounts at December 31, 2012 are compiled from the Partnership's Annual Report on Form 10-K at December 31, 2012.

In the opinion of CRI, the Managing General Partner of the Partnership, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the financial position of the Partnership as of September 30, 2013, and the results of its operations and its cash flows for the three and nine months ended September 30, 2013 and 2012. The results of operations for the interim period ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

3.     INVESTMENTS IN PARTNERSHIPS

As of September 30, 2013 and 2012, the Partnership had limited partnership equity interests in three Local Partnerships owning two apartment complexes and four Local Partnerships which own four apartment complexes, respectively.

A schedule of the apartment communities owned by the Local Partnerships at September 30, 2013 in which the Partnership is invested is provided below:

PROPERTY	CITY	STATE	UNITS
Tradewinds	Traverse City	MI	122
Westport Village	Freeport	IL	121

Under the terms of the Partnership's investment in each Local Partnership, the Partnership was required to make capital contributions to the Local Partnerships. These contributions were payable in installments upon each Local Partnership achieving specified levels of construction and/or operations. At September 30, 2013 and 2012, all such capital contributions had been paid to the Local Partnerships.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 and 2012
(Unaudited)

a.    Summarized financial information

Combined statements of operations for the three and four Local Partnerships in which the Partnership was invested as of September 30, 2013 and 2012, respectively, follow. The combined statements are compiled from information supplied by the management agent of the Local Partnership properties and are unaudited. The information for each of the periods is presented separately for those Local Partnerships which have investment basis (equity method) and for those Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended). Appended after the combined statements is information concerning the Partnership's share of income from partnerships related to cash distributions recorded as income and related to the Partnership's share of income from Local Partnerships.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 and 2012
(Unaudited)

	COMBINED STATEMENTS OF OPERATIONS
	(Unaudited)
	For the nine months ended
	September 30,
	2013			2012

	Equity Method	Suspended	Total	Equity Method	Suspended	Total

Number of Local Partnerships	1 (a)	2 (b)	3	1 (a)	3 (c)	4

Revenue
Rental	$601,264	$1,218,727	$1,819,991	$533,516	$3,188,620	$3,722,136
Other	13,047	68,245	81,292	109,831	173,733	283,564
Total revenue	614,311	1,286,972	1,901,283	643,347	3,362,353	4,005,700

Expenses:
Operating	583,102	925,376	1,508,478	541,715	1,746,770	2,288,485
Interest	—	123,084	123,084	—	468,555	468,555
Depreciation and
amortization	95,270	158,201	253,471	93,251	498,839	592,090
	678,372	1,206,661	1,885,033	634,966	2,714,164	3,349,130

Net (loss) income	$(64,061)	$80,311	$16,250	$8,381	$648,189	$656,570

Cash distribution	$9,021	$128,312	$137,333	$—	$774,234	$774,234

Cash distribution recorded as income	$—	$128,312	$128,312	$—	$774,234	$774,234

Partnership's share of Local
Partnership net (loss) income	(63,409)	—	(63,409)	8,296	—	8,296

Share of (loss) income from partnership	$(63,409)	$128,312	$64,903	$8,296	$774,234	$782,530

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 and 2012
(Unaudited)

	COMBINED STATEMENTS OF OPERATIONS
	(Unaudited)
	For the three months ended
	September 30,
	2013			2012

	Equity Method	Suspended	Total	Equity Method	Suspended	Total

Number of Local Partnerships	1 (a)	2 (b)	3	1 (a)	3 (c)	4

Revenue
Rental	$201,175	$315,723	$516,898	$177,839	$1,075,362	$1,253,201
Other	3,474	22,718	26,192	36,611	67,306	103,917
Total revenue	204,649	338,441	543,090	214,450	1,142,668	1,357,118

Expenses:
Operating	181,917	232,820	414,737	180,572	579,000	759,572
Interest	—	29,666	29,666	—	156,185	156,185
Depreciation and
amortization	31,757	42,713	74,470	31,083	166,280	197,363
Total expenses	213,674	305,199	518,873	211,655	901,465	1,113,120

Net (loss) income	$(9,025)	$33,242	$24,217	$2,795	$241,203	$243,998

Cash distribution	$—	$—	$—	$—	$177,180	$177,180

Cash distribution recorded as income	$—	$—	$—	$—	$177,180	$177,180

Partnership's share of Local
Partnership net (loss) income	(8,933)	—	(8,933)	2,765	—	2,765

Share of (loss) income from partnership	$(8,933)	$—	$(8,933)	$2,765	$177,180	$179,945

(a) Tradewinds
(b) Northridge; Westport Village
(c) Fairway Park; Northridge; Westport Village

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 and 2012
(Unaudited)

Cash distributions received from Local Partnerships which have investment basis (equity method) are recorded as a reduction of investments in partnerships and as cash receipts on the respective condensed consolidated balance sheets. Cash distributions received from Local Partnerships which have cumulative losses in excess of the amount of the Partnership's investments in those Local Partnerships (equity method suspended) are recorded as share of income from partnerships on the respective condensed consolidated statements of operations and accumulated losses and as cash receipts on the respective condensed consolidated balance sheets. As of September 30, 2013 and 2012, the Partnership's share of cumulative losses to date for two of the three and for three of the four Local Partnerships, respectively, exceeded the amount of the Partnership's investments in those Local Partnerships by $790,676 and $806,470, respectively. As the Partnership has no further obligation to advance funds or provide financing to these Local Partnerships, the excess losses have not been reflected in the accompanying condensed consolidated financial statements.

b.    Due on investments in partnerships and accrued interest payable

Purchase money notes

The Partnership executed certain purchase money notes payable as part of the acquisition of its equity interests in certain Local Partnerships. The notes are nonrecourse notes secured by a security interest in the Partnership's interests in the respective Local Partnership. The Partnership's obligations with respect to its investments in Local Partnerships, in the form of nonrecourse purchase money notes are payable in full upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnership's permanent loan; or (iii) maturity.

The purchase money note related to the following property matured and has not been paid or extended as of September 30, 2013.

Property	Principal	Accrued Interest as of September 30, 2013	Maturity
Westport Village (1)	$840,000	$3,253,604	9/1/1999

(1) In receivership.

The purchase money note, which is nonrecourse to the Partnership, is generally secured by the Partnership's interest in the respective Local Partnership. There is no assurance that the underlying property will have sufficient appreciation and equity to enable the Partnership to pay the purchase money note's principal and accrued interest when due. If a purchase money note is not paid in accordance with its terms, the Partnership will either have to renegotiate the terms of repayment or risk losing its partnership interest in the respective Local Partnership. In the event that a purchase money note remains unpaid upon maturity, the noteholder may have the right to foreclose on the Partnership's interest in the related Local Partnership.

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

The purchase money note, related to Northridge Park, had a maturity date occuring in 2025. On March 4, 2013, the Local Partnership entered into a purchase and sale agreement to sell Northridge Park. Northridge Park sold on August 26, 2013. The Partnership negotiated a discounted payoff amount with the note holder and the purchase money note and related interest was satisfied concurrent with the sale.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 and 2012
(Unaudited)

As of the date of the sale, principal and accrued interest balances were $500,000 and $4,826,944, respectively. The Partnership's negotiated payoff amount was $3,485,055, which was sent to the note holder concurrent with the sale date of the Northridge Park property. The difference between the payoff amount and the principal and related accrued interest at the time of sale was $1,841,899. This amount was recorded as forgiveness of debt and is included in forgiveness of debt line item on the accompanying condensed consolidated statements of operations and accumulated losses.

Interest expense on the Partnership's purchase money notes for the three and nine month periods ended September 30, 2013 and 2012 was $92,387 and $357,127, respectively, and $124,569 and $373,707, respectively. The accrued interest payable on these purchase money notes of $3,253,604 and $7,723,421 as of September 30, 2013 and December 31, 2012, respectively, is due upon the earliest of: (i) sale or refinancing of the respective Local Partnership's rental property; (ii) payment in full of the respective Local Partnerships' permanent loans; or (iii) maturity.

c.    Pending sales

Westport Village

The mortgage loan encumbering the property associated with the Partnership's investment in Westport Village is in default. As of September 30, 2013, Westport Village was in receivership pending a foreclosure sale of the property. The Partnership's basis in the Local Partnership totaled $0 at both September 30, 2013 and December 31, 2012. There can be no assurance as to the ultimate timing of the foreclosure sale and/or transfer of ownership of the property.

Tradewinds

On September 10, 2013, the Partnership entered into a sales agreement to sell the limited partner interest in Tradewinds West Limited Dividend Housing Association Limited Partnership, the Local Partnership that owns the property, Tradewinds, for $399,835. The sale closed on October 22, 2013 and the Partnership received $399,835 for its limited partner interest. At September 30, 2013, the investment basis in Tradewinds was $1,174,235, resulting in an impairment loss of $774,400. This amount is reflected in the accompanying condensed consolidated statements of operations as an impairment loss for the nine and three months ended September 30, 2013.

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

From the sale proceeds, the partnership paid CRI, Inc. a fee in the amount of $70,000 for services provided in connection with the sale of the Mary Allen West Tower property. The fee was paid during the quarter ended September 30, 2012.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 and 2012
(Unaudited)

Northridge Park

On March 4, 2013, a purchase and sale agreement was entered into between the Local Partnership that owns Northridge Park and a third party to sell the property for $10,250,000. The property sold on August 26, 2013. The Partnership's basis in this Local Partnership at both the date of sale and December 31, 2012 was $0. At September 30, 2013, the Local Partnership is in the process of winding up and the Partnership still owns its limited partner interest in the Local Partnership.

As a result of the sale, the Partnership was entitled to $5,891,674 of proceeds resulting from the sale of the property. Of this amount , actual cash received was $2,406,619. The remaining amount was used to pay off the purchase money note (see Note 3b). Net unamortized acquisition fees and property purchase costs of $13,654 were written off and a disposition fee of $205,000 was paid to the Managing General Partner. Both of these amounts are included in the gain on disposition of property line item on the accompanying condensed statements of operations and accumulated losses.

During the three and nine months ended September 30, 2013, a gain of $5,673,020 was recorded as a result of the sale of Northridge Park.

e.    Investment reconciliation

The following is a reconciliation of investments in partnerships at September 30, 2013:

Investments in partnerships at December 31, 2012	$1,246,665
Impairment loss	(774,400)
Share of income from partnerships	64,903
Distribution from Local Partnerships	(137,333)

Investments in partnerships at September 30, 2013	$399,835

4.     RELATED PARTY TRANSACTIONS

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to reimburse the Managing General Partner or its affiliates for certain direct expenses and payroll expenses in connection with managing the Partnership. Payroll expenses are reimbursed at a factor of 1.75 times base salary. For the three and nine month periods ended September 30, 2013, the Partnership paid $19,974 and $78,227, respectively, and $26,987 and $81,152 for the three and nine month periods ended September 30, 2012, respectively, to the Managing General Partner or its affiliates as direct reimbursement of expenses incurred on behalf of the Partnership. In addition, certain employees of the Managing General Partner provided legal and tax accounting services to the Partnership. These costs are reimbursed comparable to third party service charges. For the three and nine month periods ended September 30, 2013, the Partnership paid $23,980 and $90,559, respectively, and $43,388 and $97,276 for the three and nine month periods ended September 30, 2012, respectively, to the Managing General Partner or its affiliates for these services. Such reimbursed expenses are included in the accompanying condensed consolidated statements of operations and accumulated losses as general and administrative expenses.

In accordance with the terms of the Partnership Agreement, the Partnership is obligated to pay the Managing General Partner an annual incentive management fee (“Management Fee”) after all other expenses of the Partnership are paid. The Partnership paid the Managing General Partner a Management Fee of $93,750 for each of the three month periods ended September 30, 2013 and 2012 and $281,250 for each of the nine month periods ended September 30, 2013 and 2012.

In accordance with the terms of the Partnership Agreement, in February 2012, the Managing General Partner was paid a disposition fee of $70,000 related to the sale of Mary Allen West Tower, which was netted against the related gain on disposition of investment in property in 2011.

In addition, in August 2013, the Managing General Partner was paid a disposition fee of $205,000 related to the sale of Northridge Park, which was netted against the related gain on disposition of investment in property.

The disposition fee for both Mary Allen West Tower and Northridge Park was based on 2% of the gross sales price of the property.

5.    CASH CONCENTRATION RISK

Financial instruments that potentially subject the Partnership to concentrations of risk consist primarily of cash. The Partnership maintains four cash accounts with SunTrust Bank. As of September 30, 2013 , the uninsured portion of the cash balances was $11,336,294.

6.     SIGNIFICANT SUBSIDIARIES

The following Local Partnership invested in by the Partnership represents more than 20% of the Partnership’s total assets or equity as of September 30, 2013 and 2012 or net income (loss) for the periods then ended. The following financial information represents the performance of this Local Partnership for the periods ended September 30, 2013 and 2012. The financial information is compiled from information supplied by the management agent of the Local Partnership property and is unaudited.

CAPITAL REALTY INVESTORS-IV LIMITED PARTNERSHIP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 30, 2013 and 2012
(Unaudited)

Tradewinds Terrace	2013	2012
Total Assets	$1,380,002	$1,398,924
Total Liabilities	$66,405	$70,373
Revenue	$614,311	$643,347
Net (Loss) Income	$(64,061)	$8,381

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

The Partnership does not consolidate the Partnership's interests in these VIEs under this guidance, as it is not considered to be the primary beneficiary.  Accounting guidance requires continued reconsideration as to the consideration of the primary beneficiary. The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheet, recognizes its share of partnership income or losses in the condensed consolidated statements of operations, and discloses how it accounts for material types of these investments in its financial statements.

The Partnership's balance in investment in Local Partnerships represents its maximum exposure to loss.  The Partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying properties as well as the strength of the local general partners.

Financial Condition/Liquidity

The Partnership's liquidity, with unrestricted cash resources of $11,358,000 along with anticipated future cash distributions from Local Partnerships, is expected to be adequate to meet its current and anticipated operating cash needs.

The Partnership closely monitors its cash flow and liquidity position in an effort to ensure that sufficient cash is available for operating requirements. For the nine month period ended September 30, 2013, existing cash resources, receipt of distributions from Local Partnerships and sale proceeds received were adequate to support operating cash requirements. Cash and cash equivalents increased $1,719,855 during the nine month period ended September 30, 2013, primarily due the proceeds received from the Northridge Park property.

Results of Operations

The Partnership experienced net income for the nine month period ended September 30, 2013 compared to a net loss for the nine month period ended September 30, 2012, primarily due to the gain recorded as a result of the sale of Northridge Park and the forgiveness of debt.

For financial reporting purposes, the Partnership, as a limited partner in the Local Partnerships, does not record losses from the Local Partnerships in excess of its investment to the extent that the Partnership has no further obligation to advance funds or provide financing to the Local Partnerships. As a result, the Partnership's share of income from partnerships for the three and nine month periods ended September 30, 2013 did not include income of $29,358 and $76,427, respectively, compared to excluded income of $236,283 and $634,700 for the three and nine month periods ended September 30, 2012, respectively.

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

No other significant changes in the Partnership's operations have taken place during the three month period ended September 30, 2013.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

There has not been any information required to be disclosed in a report on Form 8-K during the quarter ended September 30, 2013, but not reported, whether or not otherwise required by this Form 10-Q at September 30, 2013.

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

CAPITAL REALTY INVESTORS-IV
LIMITED PARTNERSHIP
(Registrant)

November 14, 2013	by: /s/ William B. Dockser
DATE	William B. Dockser,
Director, Chairman of the Board
and Treasurer
Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 14, 2013	by: /s/ H. William Willoughby
DATE	H. William Willoughby
Director, President, Secretary,
Principal Financial Officer and
Principal Accounting Officer

II-2